Form 10-Q
period 1996-05-04
BROOKSTONE INC
filed 1996-06-14
CIK 830134

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended May 4, 1996
                                                  -----------
                                       OR
[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _________________to _________________

              Commission file number             0-21406            .
                                     -------------------------------

                                Brookstone, Inc.                     .
           ----------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  Delaware                               06-1182895
                  --------                               ----------
(State or other jurisdiction of incorporation         (I.R.S. Employer
              or organization)                       Identification No.)


                     17 Riverside Street, Nashua, NH  03062
                     --------------------------------------
               (address of principal executive offices, zip code)

                                  603-880-9500
                                  ------------
              (Registrant's telephone number, including area code)
                                                                              .
- - ------------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X    No
   -------   -------


               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes         No
   --------   ------


                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 7,729,102 shares of Common
                                                -----------
Stock as of June 4, 1996.
            ------------

                                BROOKSTONE, INC.

                               Index to Form 10-Q

Part I:      Financial Information                                      Page No.
             ---------------------                                      --------

Item 1:
             Consolidated Balance Sheet
             as of May 4, 1996, February 3, 1996, and                       3
             April 29, 1995

             Consolidated Statement of Operations for
             the thirteen weeks ending May 4, 1996 and
             April 29, 1995                                                 4

             Consolidated Statement of Cash Flows for
             the thirteen weeks ending May 4, 1996 and
             April 29, 1995                                                 5

             Notes to Consolidated Financial Statements                     6

Item 2:
             Management's Discussion and Analysis of Financial
             Condition and Results of Operations                            7

Part II:     Other Information
             -----------------

Item 1:      Legal Proceedings                                              8

Item 2:      Change in Securities                                           8

Item 3:      Defaults by the Company upon its Senior Securities             8


Item 4:      Submission of matters to a vote of Security Holders            8


Item 5:      Other Information                                              8

Item 6:      Exhibits and Reports on Form 8-K                              8-9

Signatures                                                                 10


                                BROOKSTONE, INC.
                           CONSOLIDATED BALANCE SHEET
                        (In thousands except share data)

                                                   (Unaudited)                        (Unaudited)
                                                   May 4, 1996   February 3, 1996   April 29, 1995
                                                   -----------   ----------------   --------------
       Assets
       ------
Current Assets:
 Cash and cash equivalents                            $  1,510          $  11,333         $  1,328
 Receivables, net                                        3,102              4,312            3,423
 Merchandise inventories                                29,219             25,744           26,916
 Deferred income taxes                                   2,563                150            3,745
 Other current assets                                    3,453              2,999            3,222
                                                     ----------        -----------       ----------
                                                        39,847             44,538           38,634
                                                     ----------        -----------       ----------

   Total current assets

Deferred income taxes                                    1,864              1,864            1,627
Property and equipment, net                             31,091             30,157           28,519
Other assets                                             1,155              1,198              895
                                                     ----------        -----------       ----------
                                                      $ 73,957           $ 77,757         $ 69,675
                                                     ==========        ===========       ==========


Liabilities and Shareholders' Equity
- - ------------------------------------

Current liabilities:
  Current portion of obligation under                 $     77          $      75         $     67
   capital lease
Short term borrowings                                       --                 --            1,000
Accounts payable                                        11,293              9,464            9,341
Other current liabilities                                6,670              9,069            8,860
                                                     ----------        -----------       ----------
  Total current liabilities                             18,040             18,608           19,268

Other long term liabilities                              8,704              8,572            7,970
Long term obligation under capital lease                 2,844              2,863            2,919

Commitments and contingencies

Shareholders' Equity:
Preferred stock, $0.001 par value:
  Authorized - 2,000,000 shares; issued and
  outstanding - 0 shares at April 29, 1995,
  February 3, 1996 and May 4, 1996
Common stock, $0.001 par value
  Authorized 50,000,000 shares; issued and
  outstanding - 7,644,959 at April 29, 1995,
  7,680,708 shares at February 3, 1996 and
  7,727,858 shares at May 4, 1996                            8                  8                8
Additional paid-in capital                              46,454             46,293           46,047
Retained earnings / (Accumulated deficit)               (2,046)             1,460           (6,490)
Treasury stock, at cost - 3,616 shares at                  (47)               (47)             (47)
  April 29, 1995, February 3, 1996 and
  May 4, 1996
                                                     ----------        -----------       ----------
       Total Shareholders' Equity                       44,369             47,714           39,518
                                                     ----------        -----------       ----------

                                                      $ 73,957           $ 77,757         $ 69,675
                                                     ==========        ===========       ==========

                                BROOKSTONE, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS
                      (In thousands except per share data)
                                  (Unaudited)


                                                    Thirteen Weeks Ended
                                             ----------------------------------
                                                May 4, 1996   April 29, 1995
                                               -----------------------------


Net sales                                         $  30,775        $  24,944
Cost of sales                                        22,691           18,527
                                                  -----------      -----------


Gross profit                                          8,084            6,417

Selling, general and administrative expenses         14,283           11,722
                                                  -----------      -----------
  Loss from operations                               (6,199)          (5,305)

Other (income) / expense                               (485)             239
Interest expense, net                                    75              143
                                                  -----------      -----------
  Loss before taxes                                  (5,789)          (5,687)

  Income tax benefit                                 (2,283)          (2,354)
                                                  -----------      -----------
Net loss                                          $  (3,506)       $  (3,333)
                                                  ===========      ===========

Net loss per share                               $    (0.45)       $   (0.44)
                                                  ===========      ===========

Weighted average shares outstanding                   7,709            7,624
                                                  ===========      ===========

                                BROOKSTONE, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)

                                               Thirteen Weeks Ended
                                        -----------------------------------
                                          May 4, 1996      April 29, 1995
                                          -----------      --------------
Cash flows from operating activities:
Net loss                                    $(3,506)          $(3,333)

   Adjustments to reconcile net loss to
    net cash used by operating activities:

    Depreciation and amortization             1,374             1,223
    Deferred income taxes                    (2,413)           (2,444)
    Increase in other assets                     43              (138)
    Increase in other long term                 132                79
     liabilities

   Changes in working capital:
     Accounts receivable, net                 1,210               276
     Merchandise Inventories                 (3,475)            2,165
     Other current assets                      (454)             (359)
     Accounts Payable                         1,829             1,017
     Other current liabilities               (2,399)           (1,718)
                                          ------------     --------------

   Net cash used by operating activities     (7,659)           (3,232)
                                          ------------     --------------

   Cash flows from investing activities:
     Expenditures for property and           (2,308)             (675)
     equipment
                                          ------------     --------------
   Net cash used for investing activities    (2,308)             (675)
                                          ------------     --------------

   Cash flows from financing activities:
     Borrowings from revolving credit            --             1,000
   Payments for capitalized lease               (17)              (18)
   Proceeds from exercise of stock
      options and related tax benefits          161                95
                                          ------------     --------------
Net cash provided by financing activities       144             1,077
                                          ------------     --------------
Net decrease in cash and cash
 equivalents                                 (9,823)           (2,830)
Cash and cash equivalents at beginning
 of period                                   11,333             4,158
                                          ------------     --------------
Cash and cash equivalents at end of
 period                                     $ 1,510           $ 1,328
                                          ============     ==============

                                BROOKSTONE, INC.

                   Notes to Consolidated Financial Statements


1. The results of the thirteen week period ending May 4, 1996 are not necessarily indicative of the results for the full fiscal year. The Company's business, like the business of retailers in general, is subject to seasonal influences. Historically, the Company's fourth fiscal quarter, which includes the Christmas selling season, has produced a disproportionate amount of the Company's net sales and generally all of its income from operations. The Company expects that its business will continue to be subject to such seasonal influences.

2. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles and practices consistently applied; and in the opinion of the Company, contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position and the results of operations for the periods reported. Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that the accompanying consolidated financial statements be read in conjunction with the annual financial statements and notes thereto which may be found in the Company's 1995 annual report.

3. The exercise of stock options which have been granted under the Company's stock option plans gives rise to compensation which is includable in the taxable income of the optionees and deductible by the Company for tax purposes upon exercise. Such compensation reflects an increase in the fair market value of the Company's Common Stock subsequent to the date of grant. For financial reporting purposes, the tax effect of this deduction is accounted for as a credit to additional paid-in capital rather than as a reduction of income tax expense. Such exercises resulted in a tax benefit to the Company of approximately $130,000 for the thirteen week period ending May 4, 1996.

4. The Company's total current assets were $4.7 million lower on May 4, 1996 than they were on February 3, 1996. This decrease was primarily a reflection of a cash and cash equivalents decrease of $9.8 million partially offset by an increase in merchandise inventories of $3.5 million. Additionally, receivables decreased $1.2 million while other current assets increased $.4 million, and deferred income taxes increased $2.4 million due to the Company recording tax benefits resulting from operating losses and tax benefits from the exercise of stock options.

5. The Company's total current liabilities were $.6 million lower on May 4, 1996 than they were on February 3, 1996. This decrease results from a $2.4 million decrease in other current liabilities, primarily offset by a $1.8 million increase in accounts payable.

6. The Company's shareholder's equity was $3.3 million lower on May 4, 1996 than it was on February 3, 1996. This decrease was a reflection of (1) the $3.5 million net loss for the period; and (2) the recording of approximately $0.2 million in proceeds from the exercise of stock options and related tax benefits.

                                BROOKSTONE, INC.

                      Management's Discussion and Analysis
                     of Financial Condition and Results of
           Operations for the Thirteen Week Period Ended May 4, 1996


Results of Operations
- - ---------------------

   For the thirteen week period ended May 4, 1996, net sales increased 23.4% over comparable periods last year. Comparable store sales for the thirteen week period increased 12.8%. The sales increase reflects results of opening 12 new stores subsequent to the first quarter during Fiscal 1995 and one new store during the first quarter of Fiscal 1996, partially offset by the loss of sales from closing one store in the first quarter of Fiscal 1996. The total Brookstone stores open at the end of the thirteen week period ended May 4, 1996 was 144 versus 132 at the end of the comparable period in Fiscal 1995. Mail order sales increased 21.9% for the same thirteen week period.

   Gross Profit as a percentage of net sales was 26.3% for the thirteen week period ended May 4, 1996, versus 25.7% for the comparable period last year. This increase in gross profit as a percentage of net sales is primarily the result of leveraging occupancy costs associated with the 23.4% increase in net sales for the thirteen week period, partially offset by a shift in sales mix to lower margin products.

   Selling, general and administrative expenses as a percentage of net sales were 46.4% for the thirteen week period ended May 4, 1996 versus 47.0% for the comparable period last year. The decrease in the percentage is primarily the result of leveraging payroll and other administrative expenses as the Company added additional new stores.

   Other income, which represents inventory capitalization, was $485,000 for the thirteen week period ended May 4, 1996 as compared to other losses related to inventory capitalization of $239,000 for the comparable period last year.

   Net interest expense for the thirteen week period ended May 4, 1996, was $75,000 compared to $143,000 during the comparable period last year. This reduction, is primarily the result of interest income from short term investments versus comparable periods last year.

   As a result of the foregoing, the Company reported a net loss of $3,506,000 or $0.45 per share, for the thirteen week period ended May 4, 1996, as compared to a net loss of $3,333,000 or $0.44 per share for the comparable period last year.


Liquidity and Capital Resources
- - -------------------------------

   The Company uses its revolving credit agreement to finance inventory purchases which historically peak in the third quarter. At May 4, 1996, the Company had no short term borrowings outstanding under its revolving credit agreement, and at April 29, 1995 it had $1,000,000 outstanding.

   The Company believes that available borrowings, cash on hand and anticipated cash generated from operations will be sufficient to finance planned retail store openings and other capital requirements through Fiscal 1996.

                                    PART II

                               Other Information


Item 1:   LEGAL PROCEEDINGS
          -----------------


          The Company is involved in various legal proceedings arising in the normal course of business. The Company believes that the resolution of these matters will not have a material effect on the Company's financial condition or results of operations.


Item 2:   CHANGES IN SECURITIES
          ---------------------

          None


Item 3:   DEFAULT UPON SENIOR SECURITIES
          ------------------------------

          None


Item 4:   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          ---------------------------------------------------

          None


Item 5:   OTHER INFORMATION
          -----------------

          None


Item 6:   EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

     A)   Exhibits

          Exhibit 11 - Computation of Net Loss Per Share

     B)   Reports on Form 8-K

          No reports on Form 8-K were filed during the period for which this report is filed.

                                                                      Exhibit 11
                                                                      ----------
                                BROOKSTONE, INC.

            Computation of Primary and Fully Diluted Earnings (Loss)
                                Per Common Share
                     (In thousands, except per share data)
                                  (Unaudited)

                                               Thirteen Weeks Ended
                                          -------------------------------

                                          May 4, 1996      April 29, 1995
                                          -----------      --------------


Net loss                                   $  (3,506)         $  (3,333)

Weighted average number of common
   shares outstanding                          7,681              7,602

Adjustments to weighted average
   common shares outstanding:
  Common stock issued upon exercise of
   options                                        28                 22

Weighted average number of common
 shares as adjusted                            7,709              7,624
                                           ==========         ===========

Net loss primary and fully diluted
 earnings per share                         $  (0.45)          $  (0.44)
                                           ==========         ===========


                                   Signatures
                                   ----------


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               Brookstone, Inc.
                               ----------------
                                 (Registrant)



                                 /s/  John J. Rahilly
                                --------------------------------
June 11 , 1996                          (Signature)
     ---

                               John J. Rahilly
                               Executive Vice President, Finance/Administration Secretary
                               (Principal Financial Officer
                               and duly authorized to sign on
                               behalf of registrant)