Form 10-Q
period 1996-08-03
BROOKSTONE INC
filed 1996-09-17
CIK 830134

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended August 3, 1996
                                                --------------
                                       OR
[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

      For the transition period from                  to
                                     -----------------   -----------------

              Commission file number             0-21406               .
                                     ----------------------------------

                                   Brookstone, Inc.                    .
               --------------------------------------------------------
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

                                                                             .
   --------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

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

Yes        No
   -------   -------

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 7,768,613 shares of Common
                                                 ---------
Stock as of September 12, 1996.
            ------------------

                                BROOKSTONE, INC.

                               Index to Form 10-Q

Part I:     Financial Information                                      Page No.
            ---------------------                                      --------

Item 1:
            Consolidated Balance Sheet
            as of August 3, 1996, February 3, 1996, and July 29, 1995         3

            Consolidated Statement of Operations for the thirteen and
            twenty-six weeks ending August 3, 1996 and July 29, 1995          4

            Consolidated Statement of Cash Flows for the twenty-six
            weeks ending August 3, 1996 and July 29, 1995                     5

            Notes to Consolidated Financial Statements                        6

Item 2:
            Management's Discussion and Analysis of Financial
            Condition and Results of Operations                             7-8

Part II:    Other Information
            -----------------

Item 1:
            Legal Proceedings                                                 9

Item 2:
            Change in Securities                                              9

Item 3:
            Defaults by the Company upon its Senior Securities                9

Item 4:
            Submission of matters to a vote of Security Holders               9

Item 5:
            Other Information                                                10

Item 6:
            Exhibits and Reports on Form 8-K                              10-11

Signatures                                                                   12


                                BROOKSTONE, INC.
                           CONSOLIDATED BALANCE SHEET
                       (In thousands, except share data)


                               (Unaudited)                        (Unaudited)
       Assets                August 3, 1996   February 3, 1996   July 29, 1995
       ------                --------------   ----------------   -------------

Current Assets:
 Cash and cash equivalents         $  1,301           $ 11,333        $  1,080
 Receivables, net                     3,033              4,312           4,107
 Merchandise inventories             28,083             25,744          21,793
 Deferred income taxes                3,042                150           4,517
 Other current assets                 3,852              2,999           3,628
                                   --------           --------        --------
   Total current assets              39,311             44,538          35,125
                                   --------           --------        --------
Deferred income taxes                 1,864              1,864           1,627
Property and equipment, net          31,052             30,157          27,923
Other assets                            454              1,198             321
                                   --------           --------        --------
                                   $ 72,681           $ 77,757        $ 64,996
                                   ========           ========        ========
Liabilities and
- ---------------
 Shareholders' Equity
 --------------------

Current liabilities:
Current Portion of                 $     81           $     75        $     68
obligation under capital
lease
Short term borrowings                 1,400                 --              --
Accounts payable                     10,727              9,464           8,263
Other current liabilities             5,363              9,069           6,992
                                   --------           --------        --------
   Total current liabilities         17,571             18,608          15,323

Other long term liabilities           8,551              8,572           8,159
Long term obligation under            2,825              2,863           2,901
capital lease

Commitments and contingencies

Shareholders' Equity:
Preferred stock, $0.001 par value:
 Authorized - 2,000,000 shares;
 issued and outstanding - 0
 shares at August 3, 1996,
 February 3, 1996 and July 29,
 1995
Common stock, $0.001 par value
 Authorized 50,000,000 shares;
 issued and outstanding -
 7,737,869 at August 3, 1996,
 7,680,708 shares at
 February 3, 1996 and 7,673,391
 shares at July 29, 1995                  8                  8               8
Additional paid-in capital           46,506             46,293          46,127
Retained earnings /
 (Accumulated deficit)               (2,733)             1,460          (7,475)
Treasury stock, at cost -
 3,616 shares at August 3, 1996,
 February 3, 1996 and
 July 29, 1995                          (47)               (47)            (47)
                                   --------           --------        --------
   Total Shareholders' Equity        43,734             47,714          38,613
                                   --------           --------        --------

                                   $ 72,681           $ 77,757        $ 64,996
                                   ========           ========        ========

                                BROOKSTONE, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS
                     (In thousands, except per share data)
                                  (Unaudited)



                                                         Thirteen Weeks Ended                Twenty-Six Weeks Ended
                                                    --------------------------------     -----------------------------
                                                    August 3, 1996     July 29, 1995     August 3, 1996  July 29, 1995
                                                    --------------     -------------     --------------  -------------
Net Sales                                           $    39,907        $   34,794        $   70,681       $  59,738
Cost of Sales                                            26,861            23,800            49,552          42,327
                                                    --------------     -------------     -------------   -------------
Gross Profit                                             13,046            10,994            21,129          17,411

Selling, general and administrative
expenses                                                 14,318            12,171            28,600          23,893
                                                    --------------     -------------     -------------   -------------
   Loss from Operations                                  (1,272)           (1,177)           (7,471)         (6,482)

Other (income)/expenses                                    (307)              354              (792)            593
Interest expense, net                                       164               150               240             293
                                                    --------------     -------------     -------------   -------------
   Loss before taxes                                     (1,129)           (1,681)           (6,919)         (7,368)

   Income tax benefit                                      (443)             (696)           (2,726)         (3,050)
                                                    --------------     -------------     -------------   -------------
Net loss                                             $     (686)       $     (985)       $   (4,193)     $   (4,318)
                                                    ==============     =============     =============   =============
Net loss per share                                   $    (0.09)       $    (0.13)       $    (0.54)     $    (0.56)

Weighted Average shares
outstanding                                               7,733             7,665             7,721           7,645
                                                    ==============     =============     =============   =============

                               BROOKSTONE, INC.

                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                (In thousands)
                                  (Unaudited)

                                                                                               Twenty-Six Weeks Ended
                                                                                           ------------------------------
                                                                                           August 3, 1996   July 29, 1995
                                                                                           --------------   -------------
Cash flows from operating activities:
Net loss                                                                                     $ (4,193)        $(4,318)

Adjustments to reconcile net loss to net cash used by operating activities:

 Depreciation and amortization                                                                  2,781           2,473
 Deferred income taxes                                                                         (2,892)         (3,216)
 Increase in other assets                                                                         744             436
 Increase in other long term liabilities                                                          (21)            268

Changes in working capital:
  Accounts receivable, net                                                                      1,279            (408)
  Merchandise Inventories                                                                      (2,339)          7,288
  Other current assets                                                                           (853)           (765)
  Accounts Payable                                                                              1,263             (61)
  Other current liabilities                                                                    (3,706)         (3,586)
                                                                                           --------------   -------------
Net cash used by operating activities                                                          (7,937)         (1,889)
                                                                                           --------------   -------------
Cash flows from investing activities:
  Expenditures for property and equipment                                                      (3,676)         (1,329)
                                                                                           --------------   -------------
Net cash used for investing activities                                                         (3,676)         (1,329)
                                                                                           --------------   -------------
Cash flows from financing activities:
  Borrowings from revolving credit                                                              1,400              --
  Payments for capitalized lease                                                                  (32)            (35)
  Proceeds from exercise of stock options and related tax benefits                                213             175
                                                                                           --------------   -------------
Net cash provided by financing activities                                                       1,581             140
                                                                                           --------------   -------------
Net decrease in cash and cash equivalents                                                     (10,032)         (3,078)

Cash and cash equivalents at beginning of period                                               11,333           4,158
                                                                                           --------------   -------------
Cash and cash equivalents at end of period                                                   $  1,301         $ 1,080
                                                                                           ==============   =============

                                BROOKSTONE, INC.

                   Notes to Consolidated Financial Statements


1. The results of the thirteen and twenty-six week periods ending August 3, 1996, are not necessarily indicative of the results for the full fiscal year. The Company's business, like the business of retailers in general, is subject to seasonal influences. Historically, the Company's fourth fiscal quarter, which includes the Christmas selling season, has produced a disproportionate amount of the Company's net sales and generally all of its income from operations. The Company expects that its business will continue to be subject to such seasonal influences.

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

3. The exercise of stock options which have been granted under the Company's stock option plans gives rise to compensation which is includable in the taxable income of the optionees and deductible by the Company for tax purposes upon exercise. Such compensation reflects an increase in the fair market value of the Company's Common Stock subsequent to the date of grant. For financial reporting purposes, the tax effect of this deduction is accounted for as a credit to additional paid-in capital rather than as a reduction of income tax expense. Such exercises resulted in a tax benefit to the Company of approximately $35,000 for the thirteen week period ending August 3, 1996 and $166,000 for the twenty-six week period August 3, 1996.

4. The Company's total current assets were $5.2 million lower on August 3, 1996 than they were on February 3, 1996. This decrease was primarily a reflection of a cash and cash equivalents decrease of $10.0 million partially offset by an increase in merchandise inventories of $2.3 million. Additionally, receivables decreased $1.3 million while other current assets increased $.9 million, and deferred income taxes increased $2.9 million due to the Company recording tax benefits resulting from operating losses and tax benefits from the exercise of stock options.

5. The Company's total current liabilities were $1.0 million lower on August 3, 1996 than they were on February 3, 1996. This decrease results from a $3.7 million decrease in other current liabilities, primarily offset by a $1.3 million increase in accounts payable and $1.4 million in short term borrowings.

6. The Company's shareholder's equity was $4.0 million lower on August 3, 1996 than it was on February 3, 1996. This decrease was a reflection of (1) the $4.2 million net loss for the period; and (2) the recording of approximately $0.2 million in proceeds from the exercise of stock options and related tax benefits.

                                BROOKSTONE, INC.

                    Management's Discussion and Analysis of
               Financial Condition and Results of Operations for
         the Thirteen and Twenty-Six Week Periods Ended August 3, 1996

Results of Operations
- ---------------------

   For the thirteen and twenty-six week periods ended August 3, 1996, net sales increased 14.7% and 18.3% over comparable periods last year. Comparable store sales for the thirteen and twenty-six week periods increased 7.7% and 9.8%. The sales increase reflects the results of opening ten (10) new stores subsequent to the second quarter during Fiscal 1995 and one new store during the first quarter of Fiscal 1996, partially offset by the loss of sales from closing one store in the first quarter of Fiscal 1996. The total Brookstone stores open at the end of the twenty-six week period ended August 3, 1996 was 144 versus 134 at the end of the comparable period in Fiscal 1995. Mail order sales increased 6.8% and 14.5% for the same thirteen and twenty-six week periods.

   Gross Profit as a percentage of net sales was 32.7% and 29.9% for the thirteen and twenty-six week periods ended August 3, 1996, versus 31.6% and 29.1% for the comparable periods last year. This increase in gross profit as a percentage of net sales is primarily the result of leveraging occupancy costs associated with the increases in net sales for the thirteen and twenty-six week periods, partially offset by a moderate increase in sales of lower margin products.

   Selling, general and administrative expenses as a percentage of net sales were 35.9% and 40.5% for the thirteen and twenty-six week periods ended August 3, 1996 versus 35.0% and 40.0% for the comparable periods last year. The increase in the percentage is primarily the result of increased advertising costs associated with increased catalog circulation and higher productions costs.

   Other income, which represents inventory capitalization, was $307,000 and $792,000 for the thirteen and twenty-six week periods ended August 3, 1996 as compared to other expenses related to inventory capitalization of $354,000 and $593,000 for the comparable periods last year.

   Net interest expense for the thirteen and twenty-six week periods ended August 3, 1996, was $164,000 and $240,000 compared to $150,000 and $293,000 during the comparable periods last year. The increase for the thirteen week period is related to borrowings under the revolving credit agreement during 1996 verses 1995. The reduction for the twenty-six period is primarily the result of interest income from short term investments versus comparable periods last year.

   As a result of the foregoing, the Company reported a net loss of $686,000 or $0.09 per share, for the thirteen week period ended August 3, 1996, as compared to a net loss of $985,000 or $0.13 per share for the comparable period last year. For the twenty-six week period ended August 3, 1996, the Company reported a net loss of $4,193,000 or $0.54 per share compared to a net loss of $4,318,000 or $0.56 per share for the comparable period last year.

Financial Condition
- -------------------

   At August 3, 1996, working capital was $21.7 million, a $4.0 million decrease from February 3, 1996. This decline reflects capital expenditures of $3.7 million, a $1.3 million increase in accounts payable and the seasonal operating loss, partially offset by a $2.3 million increase in merchandise inventories. The capital expenditures were principally related to the remodeling of seven retail stores and the opening of one new store year to date. The increase in inventory is primarily the result of actual and scheduled new store growth, an increase in proprietary and imported product offerings and stocking initiatives intended to support continued same store sales growth.

   The Company maintains a revolving credit agreement to finance inventory purchases, which historically peak in the third quarter in anticipation of the holiday selling season. At August 3, 1996, the Company had $1.4 million in outstanding borrowings under its revolving credit agreement, and at July 29, 1995, it had no such short term borrowings. To ensure that it has adequate liquidity during the third and fourth quarter of Fiscal 1996, the Company has completed negotiations with its lender to increase the amount available under its credit agreement by $5.0 million during the Company's pre-holiday inventory building period. The Company expects to enter into a formal agreement by the end of the third quarter of Fiscal 1996.

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

          None


Item 3:   DEFAULT UPON SENIOR SECURITIES
          ------------------------------

          None


Item 4:   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          ---------------------------------------------------

          A)  The 1996 Annual Meeting of Stockholders of the
              Company was held on June 20, 1996.

          B) The following persons were elected directors at the 1996 Annual Meeting for a one year term expiring at the 1997 Annual Meeting of Stockholders.

                                     For                Withheld
                                     ---                --------
          Merwin F. Kaminstein    7,148,011               8,984
          Michael F. Anthony      7,148,012               8,983
          Mone Anathan, III       7,148,012               8,983
          Adam Kirsch             7,148,011               8,984
          Michael L. Glazer       7,147,511               9,484
          Robert F. White         7,148,012               8,983

          C)  Approval and Implementation of the 1996 Directors'
              Stock Option Plan.


                              For        Against        Abstain       No Vote
                              ---        -------        -------       -------
               Shares      6,834,683     233,737         8,575         80,000

          D) The appointment of Price Waterhouse LLP as the independent accountants to examine the financial statements of the Company and its subsidiaries for the fiscal year ending February 1, 1997 was ratified.

                              For        Against        Abstain
                              ---        --------       -------
              Shares       7,151,059      4,986           950

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

                                                                      Exhibit 11
                                                                      ----------
                                BROOKSTONE, INC.

            Computation of Primary and Fully Diluted Earnings (Loss)
                               Per Common Share
                     (In thousands, except per share data)
                                  (Unaudited)


                                                 Thirteen Weeks Ended                   Twenty-Six Weeks Ended
                                          ----------------------------------       -----------------------------------
                                          August 3, 1996       July 29, 1995       August 3, 1996        July 25, 1995
                                          --------------       -------------       --------------        --------------
Net loss                                        $ (686)             $ (985)             $(4,193)              $(4,318)
                                          --------------       -------------       --------------        --------------
                                          --------------       -------------       --------------        --------------
Weighted average number of common
 shares outstanding                              7,681               7,603                7,681                 7,603

Adjustments to weighted average
 common shares outstanding:
   Common stock issued upon exercise
   of options                                      52                  62                   40                    42
                                          -------------        ------------        --------------        --------------
Weighted average number of common
shares as adjusted                               7,733               7,665                7,721                 7,645
                                          =============        =============        ==============        ==============
Net loss primary and fully diluted
 earnings per share                         $    (0.09)           $  (0.13)             $ (0.54)              $ (0.56)
                                          =============        =============        ==============        ==============


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



                                     Brookstone, Inc.
                                     ----------------
                                     (Registrant)



                                     /s/  Michael F. Anthony
                                     -----------------------------------
September 16, 1996                   (Signature)
          ---                        Michael F. Anthony
                                     President, Chief Executive Officer
                                     (Acting Principal Financial Officer
                                     and duly authorized to sign on
                                     behalf of registrant)