Form 10-Q
period 1996-11-02
BROOKSTONE INC
filed 1996-12-16
CIK 830134

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended November 2, 1996
                                               ----------------
                                       OR
[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _________________to _________________

     Commission file number             0-21406                           .
                            ----------------------------------------------

                                Brookstone, Inc.                          .
     ---------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                 06-1182895
          --------                                 ----------
(State or other jurisdiction of                (I.R.S. Employer
incorporation or organization)                Identification No.)

                     17 Riverside Street, Nashua, NH  03062
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

Yes        No
   -------   -------

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: _________ shares of Common Stock as of _______________.

                                BROOKSTONE, INC.

                               INDEX TO FORM 10-Q

Part I:  Financial Information                                       Page No.
         ---------------------                                       --------

Item 1:
         Consolidated Balance Sheet as of November 2, 1996,
          February 3, 1996, and October 28, 1995                         3

         Consolidated Statement of Operations for the thirteen and
          thirty-nine weeks ending November 2, 1996 and
          October 28, 1995                                               4

         Consolidated Statement of Cash Flows for the thirty-nine
          weeks ending November 2, 1996 and October 28, 1995             5

         Notes to Consolidated Financial Statements                      6

Item 2:
         Management's Discussion and Analysis of Financial
          Condition and Results of Operations                           7-8

Part II:  Other Information
          -----------------

Item 1:
        Legal Proceedings                                                9

Item 2:
        Change in Securities                                             9

Item 3:
        Defaults by the Company upon its Senior Securities               9

Item 4:
        Submission of matters to a vote of Security Holders              9

Item 5:
        Other Information                                                9

Item 6:
        Exhibits and Reports on Form 8-K                                 9

Signatures                                                               10


                                BROOKSTONE, INC.
                           CONSOLIDATED BALANCE SHEET
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                             (Unaudited)                           (Unaudited)
                                          November 2, 1996   February 3, 1996   October 28, 1995
                                          ----------------   ----------------   ----------------
    Assets
    ------
Current Assets:
 Cash and cash equivalents                        $  1,694            $11,333            $ 1,530
 Receivables, net                                    5,250              4,312              3,542
 Merchandise inventories                            50,245             25,744             43,486
 Deferred income taxes                               5,675                150              5,940
 Other current assets                                5,850              2,999              5,076
                                                  --------            -------            -------
   Total current assets                             68,714             44,538             59,574
                                                  --------            -------            -------
Deferred income taxes                                1,864              1,864              1,627
Property and equipment, net                         31,817             30,157             30,015
Other assets                                         2,470              1,198              3,289
                                                  --------            -------            -------
                                                  $104,865            $77,757            $94,505
                                                  ========            =======            =======

Liabilities and Shareholders' Equity
------------------------------------

Current liabilities:
Current Portion of obligation
  under capital lease                             $     84            $    75            $    71
Short term borrowings                               22,985                 --             15,000
Accounts payable                                    22,407              9,464             23,414
Other current liabilities                            7,561              9,069              8,435
                                                  --------            -------            -------
  Total current liabilities                         53,037             18,608             46,920

Other long term liabilities                          8,547              8,572              8,357
Long term obligation under capital lease             2,805              2,863              2,882

Commitments and contingencies

Shareholders' Equity:
     Preferred stock, $0.001 par value:
      Authorized - 2,000,000 shares;
      issued and outstanding - 0 shares
      at November 2, 1996, February 3,
      1996 and October 28, 1995
     Common stock, $0.001 par value
      Authorized 50,000,000 shares;
      issued and outstanding -
      7,768,613 at November 2, 1996,
      7,680,708 shares at February 3,
      1996 and 7,680,712 shares at
      October 28, 1995                                   8                  8                  8
Additional paid-in capital                          46,529             46,293             46,135
Retained earnings / (Accumulated
 deficit)                                           (6,014)             1,460             (9,750)
Treasury stock, at cost - 3,616
 shares at November 2, 1996,
 February 3, 1996 and October 28, 1995                 (47)               (47)               (47)
                                                  --------            -------            -------
      Total Shareholders' Equity                    40,476             47,714             36,346
                                                  --------            -------            -------
                                                  $104,865            $77,757            $94,505
                                                  ========            =======            =======



                                BROOKSTONE, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (Unaudited)

                                               Thirteen Weeks Ended              Thirty-Nine Weeks Ended
                                       ------------------------------------  -----------------------------------
                                       November 2, 1996   October 28, 1995   November 2,1996   October 28, 1995
                                       -----------------  -----------------  ----------------  -----------------
Net Sales                                       $35,022            $31,519          $105,704           $ 91,257
Cost of Sales                                    25,473             22,542            75,025             64,868
                                                -------            -------          --------           --------
Gross Profit                                      9,549              8,977            30,679             26,389

Selling, general and administrative
    expenses                                     15,357             13,779            43,957             37,673
                                                -------            -------          --------           --------

    Loss from Operations                         (5,808)            (4,802)          (13,278)           (11,284)

Other income                                       (718)            (1,353)           (1,510)              (760)
Interest expense, net                               325                245               565                538
                                                -------            -------          --------           --------

    Loss before taxes                            (5,415)            (3,694)          (12,333)           (11,062)

    Income tax benefit                           (2,134)            (1,419)           (4,859)            (4,469)
                                                -------            -------          --------           --------
Net loss                                        $(3,281)           $(2,275)         $ (7,474)          $ (6,593)
                                                =======            =======          ========           ========
Net loss per share                              $(0.42)            $(0.30)           $(0.97)            $(0.86)
                                                =======            =======          ========           ========
Weighted Average shares
outstanding                                       7,761              7,678             7,734              7,656


                                BROOKSTONE, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (Unaudited)

                                                Thirty-Nine  Weeks Ended
                                          -----------------------------------
                                          November 2, 1996   October 28, 1995
                                          ----------------   ----------------

Cash flows from operating activities:
Net loss                                      $ (7,474)          $ (6,593)

Adjustments to reconcile net loss to
  net cash used by operating activities:

  Depreciation and amortization                  4,236              3,770
  Deferred income taxes                         (5,525)            (4,639)
  Increase in other assets                      (1,272)            (2,532)
  Decrease in other long term
    liabilities                                    (25)               466

Changes in working capital:
  Accounts receivable, net                        (938)               157
  Merchandise Inventories                      (24,501)           (14,405)
  Other current assets                          (2,851)            (2,213)
  Accounts Payable                              12,943             15,090
  Other current liabilities                     (1,508)            (2,143)
                                              --------           --------
Net cash used by operating activities          (26,915)           (13,042)
                                              --------           --------
Cash flows from investing activities:
  Expenditures for property and
    equipment                                   (5,896)            (4,718)
                                              --------           --------
Net cash used for investing activities          (5,896)            (4,718)
                                              --------           --------
Cash flows from financing activities:
  Borrowings from revolving credit              22,985             15,000
  Payments for capitalized lease                   (49)               (51)
  Proceeds from exercise of stock options
    and related tax benefits                       236                183
                                              --------           --------
Net cash provided by financing
 activities                                     23,172             15,132
                                              --------           --------
Net decrease in cash and cash
 equivalents                                    (9,639)            (2,628)

Cash and cash equivalents at beginning
 of period                                      11,333              4,158
                                              --------           --------

Cash and cash equivalents at end of
 period                                       $  1,694           $  1,530
                                              ========           ========


                                BROOKSTONE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. The results of the thirteen and thirty-nine week periods ending November 2, 1996, are not necessarily indicative of the results for the full fiscal year. The Company's business, like the business of retailers in general, is subject to seasonal influences. Historically, the Company's fourth fiscal quarter, which includes the Christmas selling season, has produced a disproportionate amount of the Company's net sales and generally all of its income from operations. The Company expects that its business will continue to be subject to such seasonal influences.

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

3. The exercise of stock options which have been granted under the Company's stock option plans gives rise to compensation which is includable in the taxable income of the optionees and deductible by the Company for tax purposes upon exercise. Such compensation reflects an increase in the fair market value of the Company's Common Stock subsequent to the date of grant. For financial reporting purposes, the tax effect of this deduction is accounted for as a credit to additional paid-in capital rather than as a reduction of income tax expense. Such exercises resulted in a tax benefit to the Company of approximately $166,000 for the thirty-nine week period November 2, 1996.

                                BROOKSTONE, INC.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR
        THE THIRTEEN AND THIRTY-NINE WEEK PERIODS ENDED NOVEMBER 2, 1996

Results of Operations
---------------------

   For the thirteen and thirty-nine week periods ended November 2, 1996, net sales increased 11.1% and 15.8% over comparable periods last year. Comparable store sales for the thirteen and thirty-nine week periods increased 3.7% and 7.8%, respectively. The sales increase reflects the results of opening 4 new stores in the fourth quarter during Fiscal 1995 and 10 new stores during Fiscal 1996, partially offset by the loss of sales from closing one store in the first quarter of Fiscal 1996. The total Brookstone stores open at the end of the thirty-nine week period ended November 2, 1996 was 153 versus 140 at the end of the comparable period in Fiscal 1995. Mail order sales increased 16.6% and 15.3% for the same thirteen and thirty-nine week periods. This increase was driven primarily by increased catalog circulation of 28.9% and 20.1% for the thirteen and thirty-nine week periods respectively.

   Gross Profit as a percentage of net sales was 27.3% for the thirteen week period ended November 2, 1996, versus 28.5% for the comparable period last year. This decrease is primarily the result of a decrease in net material margin coupled with an increased shrinkage charge resulting from the Company's pre-holiday physical inventory and an increase in occupancy costs as a result of the new stores opened during the fiscal quarter. Gross Profit as a percentage of net sales was 29.0% for the thirty-nine week period ended November 2, 1996, versus 28.9% for the comparable period last year. This increase in gross profit as a percentage of net sales is primarily the result of leveraging occupancy costs associated with the increases in net sales for the thirty-nine week period, partially offset by a decrease in the net material margin and the increased shrinkage charge recorded during the third quarter.

   Selling, general and administrative expenses as a percentage of net sales were 43.8% and 41.6% for the thirteen and thirty-nine week periods ended November 2, 1996 versus 43.7% and 41.3% for the comparable periods last year. The increase in the year to date percentage is primarily the result of increased advertising relating to Brookstone's catalog operations, including costs associated with increased circulation and production costs. The increase in production costs year to date principally resulted from the increase in paper costs in the first half of the year as compared to the first half of 1995.

   Other income, which represents inventory capitalization, was $718,000 and $1,510,000 for the thirteen and thirty-nine week periods ended November 2, 1996 as compared to $1,353,000 and $760,000 for the comparable periods last year.

   Net interest expense for the thirteen and thirty-nine week periods ended November 2, 1996, was $325,000 and $565,000 compared to $245,000 and $538,000 during the comparable periods last year. The increase for the thirteen and thirty-nine week periods is related to increased borrowings under the revolving credit agreement during 1996 compared with 1995.

   As a result of the foregoing, the Company reported a net loss of $3,281,000 or $0.42 per share, for the thirteen week period ended November 2, 1996, as compared to a net loss of $2,275,000 or $0.30 per share for the comparable period last year. For the thirty-nine week period ended November 2, 1996, the Company reported a net loss of $7,474,000 or $0.97 per share compared to a net loss of $6,593,000 or $0.86 per share for the comparable period last year.


Financial Condition
-------------------

   At November 2, 1996, working capital was $15.7 million, a $10.2 million decrease from February 3, 1996. This decline reflects capital expenditures of $5.9 million, a $12.9 million increase in accounts payable and the seasonal operating loss, partially offset by a $24.5 million increase in merchandise inventories. The capital expenditures were principally related to the remodeling of eight retail stores and the opening of 10 new stores year to date. The increase in inventory is primarily the result of the Company building its merchandise inventories for the upcoming holiday season and to support the new stores opened and new stores scheduled to open during Fiscal 1996.

   Working capital at November 2, 1996, increased $3.0 million from October 28, 1995. This increase is primarily the result of the net income the Company recorded in the fourth quarter of Fiscal 1995, partially offset by the seasonal operating loss recorded to date, a $6.8 million increase in merchandise inventories, and a $1.0 million decrease in Accounts Payable, offset by capital expenditures of $7.9 million and an $8.0 million increase in short term borrowings. The capital expenditures relate to the 14 stores opened and eight stores remodeled during the previous 12 months. The decrease in accounts payable relates to an increase in imported merchandise and proprietary products, which generally have reduced payment terms. The inventory increase is to support anticipated sales volume and new stores opened and new stores scheduled to open during Fical 1996.

   The Company maintains a revolving credit agreement to finance inventory purchases, which historically peak in the third quarter in anticipation of the holiday selling season. At November 2, 1996, the Company had $23.0 million in outstanding borrowings under its revolving credit agreement, and at October 28, 1995, it had $15.0 million in borrowings. To ensure that it has adequate liquidity during the third and fourth quarter the Company amended it's revolving credit agreement on September 30, 1996. The amended credit agreement provides the Company with an additional $5.0 million during the pre-holiday inventory building period of October through December each year.

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

          None


Item 4:   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          ---------------------------------------------------

          None

Item 5:   OTHER INFORMATION
          -----------------

          John J. Rahilly resigned his position as Executive Vice President of Finance and Administration effective November 20, 1996. Philip Roizin has been appointed Executive Vice President of Finance and Administration, effective December 9, 1996.

Item 6:   EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

     A)   Exhibits

          10.19.1 - First Amendment to Revolving Credit Agreement dated September 30, 1996 (filed herewith)

          10.25 - Employment Agreement dated November 3, 1996 between the Company and Philip Roizin (filed herewith).

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



                              Brookstone, Inc.
                              ----------------
                                (Registrant)



                                  /s/  Michael F. Anthony
                                -----------------------------------
December 16, 1996               (Signature)
         ---
                                Michael F. Anthony
                                President, Chief Executive Officer
                                (Acting Principal Financial Officer
                                and duly authorized to sign on
                                behalf of registrant)