Form 10-K405
period 1997-02-01
BROOKSTONE INC
filed 1997-05-02
CIK 830134

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K

            (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended February 1, 1997

         ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                 For the transition period from _______to_____

                         Commission File Number 0-21406
                                BROOKSTONE, INC.
             (Exact name of registrant as specified in its charter)

         DELAWARE                                         06-1182895
         --------                                         ----------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

            17 RIVERSIDE STREET, NASHUA, NH                   03062
            -------------------------------                   -----
        (Address of principal executive offices)            (Zip Code)

        Registrant's telephone number, including area code 603-880-9500

            Section registered pursuant to Section 12(b) of the Act:

                              Title of each class
                              -------------------

                                      None

          Securities registered pursuant to Section 12(g) of the Act:
                         Common Stock, par value $.001

          -----------------------------------------------------------

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X    No     .
   -----    ------

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. (X)
            ---

  The aggregate market value of the voting stock held by non-affiliates of the registrant on April 14, 1997, was $54,026,137.
                                  -----------

  The number of shares outstanding of the registrant's Common Stock, $.001 par value, as of April 14, 1997, was 7,811,768 shares.
                                 ---------

                      Documents Incorporated By Reference

   Portions of the registrant's Proxy Statement for its 1997 Annual Meeting of Stockholders are incorporated by reference in Part III hereof.

                     Table of Exhibits appears on Page 46.

                                BROOKSTONE, INC.
                                ----------------

                          1996 FORM 10-K ANNUAL REPORT
                               Table of Contents

                                                                        Page No.
                                                                        --------
Item 1....Business                                                           2
Item 2....Properties                                                        11
Item 3....Legal Proceedings                                                 11
Item 4....Submission of Matters to a Vote of Securities
          Holders                                                           11
Item 4A...Executive Officers of the Registrant                              12
Item 5....Market for Registrant's Common Equity and
          Related Stockholders Matters                                      14
Item 6....Selected Financial Data                                           15
Item 7....Management's Discussion and Analysis of
          Financial Condition and Results of Operations                     17
Item 8....Financial Statements and supplementary Data                       23
Item 9....Changes in and disagreements with
          Accountants on Accounting and Financial Disclosure                23
Item 10...Directors and Executive Officers of the Registrant                24
Item 11...Executive Compensation                                            24
Item 12...Security Ownership of Certain Beneficial Owners
          and Management                                                    24
Item 13...Certain Relationships and Related Transactions                    24
Item 14...Exhibits, Financial Statement Schedules and
          Reports on Form 8-K                                               24

          Exhibits Filed Herewith:
          -------------------------------
          Exhibit 10.24   Employment Agreement dated December 13,1996       52
          Exhibit 11      Calculation of Earnings Per Share                 55
          Exhibit 23.1    Consent of Price Waterhouse LLP                   56

ITEM 1.  BUSINESS
-------  --------

          Brookstone is a nationwide specialty retailer offering an assortment of consumer products which are functional in purpose, distinctive in quality and design and not widely available from other retailers. Brookstone sells its products through 160 stores in 34 states and the District of Columbia. Brookstone's merchandise includes personal care products, lawn and garden tools, household products, leisure and recreational products, and specialty tools. The Company offers approximately 750 active stockkeeping units ("SKU's") at any given time through its stores. Brookstone also operates a mail order catalog business which includes its traditional Hard-To-Find Tools catalog and its Brookstone catalog introduced in the Fall of 1993.

     The Company was incorporated in Delaware in 1986. The Company is a holding company, the principle asset of which is the capital stock of Brookstone Company, Inc., a New Hampshire corporation that, along with its direct and indirect subsidiaries, operates Brookstone's business. As used in this report, unless the context otherwise requires, the terms the "Company" and "Brookstone" refer collectively to Brookstone, Inc. and its operating subsidiaries. The Company's executive offices are located at 17 Riverside Street, Nashua, New Hampshire 03062 and its telephone number is (603) 880-9500.

MERCHANDISING AND MARKETING
---------------------------

     Merchandising. Brookstone seeks to be a leader in identifying and selling
     --------------
products which are functional in purpose, distinctive in quality and design and not widely available from other retailers. Brookstone's products are intended to make some aspect of the user's life easier, better, more enjoyable or more comfortable. A large percentage of the Company's products bear the Brookstone name in an effort to reinforce its franchise value and generate customer loyalty.

     The following lists the Company's four product worlds and twenty-five current product categories:

LAWN AND GARDEN      HEALTH & FITNESS      HOME & OFFICE   TRAVEL & AUTO
Backyard Leisure     Personal Care         Audio/Video     Automobile
Garden               Personal Accessories  Optical         Travel
Outdoor Games        Home Comfort          Wine            Safety/Security
Christmas            Household             Kitchen         Lighting
Pool / Beach         Bedding               Games           Tools
Watches              Massage               Stationery
Sunglasses
Time / Weather

     Brookstone's merchandise assortment is carefully edited within a given product category. In effect, Brookstone pre-shops for its customers by identifying high quality products for a given price, providing its customers with an added value when they shop at Brookstone. For example, a Brookstone customer may only find two or three different types of umbrellas, scales, binoculars or travel clocks, but Brookstone's buyers attempt to ensure that each product offered is among the best available in its price range.

     The Company believes that the high quality construction and design of its products are apparent to its customers. Information on the features and benefits of products is conveyed through display cards and attentive customer service. For example, Brookstone offers a five-piece garden tool set which is ergonomically designed and made of high strength, rustproof aluminum. This design and construction are intended to convey the perception that this tool set will tend to outlast and be easier to work with than competing garden tools in a similar price range.

     The qualities of Brookstone's products make them suitable for gift giving. A majority of the Company's sales are attributable to products purchased as gifts, especially for men, and the Company's two busiest selling seasons occur at Christmas and Father's Day. The distinctive quality and design of Brookstone's products are intended to create an image that each is special. In addition, Brookstone's effort to educate its customers about its products is often important in connection with the purchase of a gift, particularly if the customer is uncertain as to which product features might be most attractive to the recipient.

     Brookstone prices its products to be affordable to the typical mall shopper. The majority of the Company's products are priced less than $40, although the items in its stores are priced in a range from $2.00 to approximately $3,300. Brookstone closely monitors gross profit dollar contribution by SKU and adjusts merchandise displays accordingly on a monthly basis.

     The Company's success depends to a large degree on its ability to introduce new or updated products in a timely manner. The Company's policy is to replace or update approximately 25% of the items in its merchandise assortment every year in order to maintain customer interest through the freshness of its product selections and to help further establish Brookstone as a leader in identifying high quality, functional products which are not widely available from other retailers. While the average sales life of Brookstone products is between two and four years, the sales life of certain products have a significantly shorter life, as initial sales levels of such products are not maintained.

     The Brookstone Store. Brookstone believes its retail stores are distinctive
     ---------------------
in appearance and in the shopping experience they provide. The Company emphasizes the visual aspects of its merchandise presentation and the creation of a sense of "theater" in its stores. Recognizing the functional nature of many of its products, Brookstone strives to present its merchandise in a manner that will spark the interest of shoppers and encourage them to pick up sample products. At least one sample of each product is removed from its packaging and displayed along with an information card which highlights the features and benefits of the product in an easy-to-read format. Special signs and displays give prominence to selected products which the Company believes will have particular appeal to shoppers. The Company's existing stores occupy an average of approximately 3,400 square feet, approximately 2,500 of which is selling space.

     During Fiscal 1995 the Company introduced a new prototype store design. While maintaining many of the characteristics of the Company's previous format, these stores are more inviting and easier to shop. The updated fixtures provide increased flexibility in both display methods and storage capacity, and have provided the opportunity to reduce the percentage of the total store space allocated to backroom storage by approximately 15%. Beginning in Fiscal 1996, all of the Company's new stores, and certain stores targeted for remodeling, reflect the new format. At the end of Fiscal 1996, 20% of the Company's retail stores were in the new design.

     Seasonal Stores.  Brookstone's seasonal stores are open during the holiday
     ----------------
selling season and, for the first time in Fiscal 1997, will be open during the summer tourist season. These include both kiosks positioned in common areas of shopping malls and other retail sites and mini-stores set up within vacant retail space. These locations are designed to carry a limited line of the Company's most popular, gift-oriented merchandise. The typical Brookstone kiosk is a temporary structure of approximately 160 square feet which can carry approximately 120 SKU's. The typical mini-store has approximately 1,100 square feet and is designed to carry approximately 190 SKU's. Both kiosks and mini-stores are built using modular, portable and reusable materials.

     Marketing.  The Company's principal marketing vehicle is the Brookstone
     ----------
store. Brookstone's eye-catching new prototype and traditional store window displays are designed to attract shoppers into its stores by highlighting products that are anticipated to be of particular interest to customers and are appropriate to the season. In addition, the Company creates in-store displays of many of its key products in attractively gift-wrapped packages to provide added convenience to its customers, particularly during its two busiest selling periods, Christmas and Father's Day. The Company's merchandising strategy does not depend on price discounting.

PRODUCT SOURCING

     Brookstone continually seeks to identify and introduce new products which meet its quality and profitability standards. Brookstone employs four specialized merchandise buyers who travel worldwide visiting trade shows, manufacturers and inventors in search of new products for Brookstone's stores. The Company opened Brookstone product development offices in Hong Kong and Paris, France in Fiscal 1996, adding to offices open in prior years in Taiwan and Japan. These offices provide the Company with important venues for developing relationships with manufacturers, allowing it to monitor and maintain quality standards throughout the development and manufacturing process.

     Those products meeting the Company's initial merchandise selection criteria are tested and reviewed by the Company's quality control department. Company personnel home-test most products as part of this quality control review. Final approval of all products is handled by the Vice President / General Merchandise Manager and the merchandise staff. Once a product has been approved, Brookstone begins negotiations with the product's vendor to secure a source of supply. When determining which products to introduce, the Company takes into account the probable cost of the product relative to what the Company believes the product's appropriate selling price will be, as well as whether the vendor expects to distribute the product through mass merchant channels, thereby diluting the sense of uniqueness which Brookstone seeks to convey to its customers. While the time between the identification of a new product which meets the Company's initial merchandise selection criteria and its introduction in the stores varies widely, the typical period is between two and four months.

     Brookstone currently conducts business with approximately 700 vendors, of which approximately 191 are located overseas. No single vendor supplied products representing more than 8% of net sales in Fiscal 1996, and the largest 10 vendors represented approximately 34% of net sales for such year. Although the Company's sales are not dependent on any single vendor, there can be no assurance that the Company's operating results would not be adversely affected if any of its 10 largest vendors were unable to continue to fill the Company's orders for such vendor's products.

STORE OPERATION AND TRAINING

     The Company's stores are supervised by three regional managers and 14 district managers. A typical store is supervised by a store manager, an assistant store manager and a second assistant store manger, and also employs approximately ten to fifteen full and part-time sales associates, depending upon the time of year. Store personnel are trained to inform and assist customers in the features, benefits and operation of Brookstone merchandise. Store employees receive weekly product updates from the Company's headquarters which highlight both new products and other selected products. Brookstone has developed incentive compensation programs for regional, district, and store managers and assistant store managers which reward individual and store performance.

     In Fiscal 1995 the Company introduced "Closing Strong" a selling skills program designed to train associates in the art of identifying and qualifying customers, and in closing the sale. The program was implemented in the second half of Fiscal 1995.

EXPANSION STRATEGY

     Brookstone currently operates 160 stores in 34 states and the District of Columbia. Brookstone's stores are primarily located in high traffic regional malls, as well as in central retail districts and multi-use specialty projects, such as Copley Square in Boston, and South Street Seaport and Rockefeller Center in New York City.

     Brookstone locates its stores in areas which are destinations for large numbers of shoppers and which reinforce the Company's quality image. To assess potential new mall locations, Brookstone applies a stringent set of financial and other criteria to determine the overall acceptability of a mall and the optimal locations within it. Non-mall locations are selected based on the level and nature of retail activity in the area. Brookstone believes that it is a desirable tenant to regional mall developers and other prospective landlords because of its attractive new prototype store which is distinctive and innovative, and provides a unique shopping experience and merchandise. The Company's new stores average approximately 3,500 square feet, approximately, 2,700 of which is selling space.

     Brookstone's store expansion strategy is to open stores in existing markets, where it can build on its name recognition and achieve certain operating economies of scale, and in new markets where management believes it can successfully transport Brookstone's unique positioning and strategy. Brookstone closed one store in Fiscal 1996, one store in Fiscal 1995, two stores in Fiscal 1994 and one in each of Fiscal 1993 and Fiscal 1992. Brookstone opened 16 stores in Fiscal 1996 (predominantly in existing markets as well as new markets in San Antonio, Texas, Tucson, Arizona, Jackson, Mississippi, and Oklahoma City, Oklahoma), 14 stores in Fiscal 1995, 22 stores in Fiscal 1994, 13 stores in Fiscal 1993 and 4 stores in Fiscal 1992. The Company has identified more than 100 additional existing malls in the United States which meet its current site selection criteria. The Company plans to open approximately 15 - 20 new stores in Fiscal 1997. Brookstone continually monitors individual store profitability and will consider closing any stores which do not meet its performance criteria. The Company anticipates closing a nominal number of stores prior to the end of Fiscal 1997.

     Brookstone operated 121 seasonal stores (including 62 kiosks and 59 mini-stores) during the 1996 holiday selling season after operating 125 seasonal stores (including 78 kiosks and 47 mini-stores) during the 1995 holiday selling season. Brookstone plans to operate between 125 and 150 seasonal stores during the 1997 holiday season based on the availability of acceptable sites. Use of seasonal stores also provides the Company the ability to test retail sites during the period of the year when customer traffic and sales prospects are greatest. In certain cases seasonal stores may be operated at a mall where there is a Brookstone retail store.

     In Fiscal 1997, the Company plans to open retail stores or seasonal stores in as many as 8 airport locations. These stores are expected to be 600 to 2000 square feet in size and will carry a limited assortment of the Company's products. Additionally, the company plans to open up to 25 temporary stores in summer resort locations throughout the United States, during the summer of Fiscal 1997. These seasonal stores will carry a selection of Brookstone items targeted to meet the needs and desires of vacationers and tourists.

MAIL ORDER

     Brookstone was founded in 1965 as a mail order marketer of hard to find tools. The Company's mail order business has focused primarily on its original Hard-To-Find Tools catalog which offers hard-to-find tools and other household and personal products. In Fiscal 1996 this catalog accounted for approximately 11% of the Company's net sales as compared to approximately 12% of the Company's net sales in Fiscal 1995. The Hard-To-Find Tools catalog features a broad assortment of approximately 500 products, set forth in what the Company believes to be an informative and convenient format. Whereas most of the products sold through the Company's stores are sold as gifts, most of the products sold through the Hard-To-Find Tools catalog are primarily sold directly to the end-user.

     In Fiscal 1996, the Company produced five different editions of the Hard-To-Find Tools catalog for 14 separate mailings and mailed approximately 22.7 million copies of the catalog.

Approximately 80-85% of the products in the Hard-To-Find Tools catalog are not available in the Company's stores.

     The Company also produces the Brookstone catalog, which offers a selection of merchandise generally available in the Company's retail stores. The Brookstone catalog is usually distributed before Father's Day and Christmas, the Company's two busiest selling seasons. The Brookstone catalog is mailed to persons with demographic profiles similar to those of buyers in the Company's stores.

       During Fiscal 1996, Brookstone also promoted products via SkyMall (an in-flight selection of catalogs available on many U.S. airlines). Orders for SkyMall are taken by SkyMall, and transmitted to the Company's distribution center, where they are fulfilled.

     Brookstone employs a three-person merchandising team (consisting of a merchandise manager, assistant buyer and catalog production coordinator) that is dedicated exclusively to identifying products for the Company's Hard-To-Find Tools catalog. The approval process for new Hard-To-Find Tools products is similar to the approval process for new products in the Company's stores. Products are selected for the Brookstone catalog, by a second merchandise manager, from the product assortment available in the Company's stores, plus catalog-exclusive product in existing categories. Products for both catalogs are chosen based on their previous or estimated mail order productivity.

       The Company also employs a two-person marketing team responsible for list selection and management, management of marketing offers and tests of catalog activity. The 1996 catalogs were designed by an in-house catalog design team, using outside vendors for photography, pre-press, printing and mailing services. In-bound telemarketing and fulfillment are handled primarily by the Company's Mexico, Missouri distribution and call centers.

DISTRIBUTION AND MANAGEMENT INFORMATION SYSTEMS

     The Company operates a single 181,000 square foot distribution facility located in Mexico, Missouri. Nearly all of the Company's inventory is received and redistributed through this facility, which supports both the retail store and mail order distribution systems. The Company maintains an inventory of products in the Distribution Center in order to ensure a sufficient supply for sale to customers. Distributions to stores are made, at a minimum, on a weekly basis (daily during the Holiday season) via UPS. Distributions to mail order customers are made daily via UPS. The facility also houses the Company's mail order call center.

     The efficient coordination of inventory planning, inventory logistics and store operations continues to be a primary focus for the Company. In Fiscal 1996, the Company completed the implementation of new distribution control software, along with implementation of American Software's (A.S.I.) sales forecasting system. These systems, along with the store based point of sale system, provide daily tracking of item activity and availability to our inventory allocation and distribution teams.

     Additionally, the Company plans to implement the inventory planning and Distribution Requirements Planning (DRP) modules of ASI's client-server based system during the first half of Fiscal 1997. This system will use weekly sales forecasts to determine inventory replenishment by SKU by store, and will recommend inventory purchases to the merchandise procurement team.

SEASONALITY

     The Company's sales in the second fiscal quarter are generally higher than sales during the first and third quarters as a result of sales in connection with Father's Day. The fiscal fourth quarter, which includes the Holiday selling season, produces a disproportionate amount of the Company's net sales and all or substantially all of its income from operations.

     The seasonal nature of the Company's business increased in Fiscal 1996 and is expected to continue to increase in Fiscal 1997 as the Company opens additional retail stores and continues its program to operate a significant number of small, temporary locations during the holiday selling season. In Fiscal 1996, most of the Company's new stores were opened in the second half of the fiscal year.

COMPETITION

     Competition is highly intense among specialty retailers, traditional department stores and mass merchant discount stores in regional shopping malls and other high traffic retail locations. Brookstone competes for customers principally on the basis of product assortment, convenience, customer service, price and the attractiveness of its stores. Brookstone also competes against other retailers for suitable real estate locations and qualified management personnel. Because of the highly seasonal nature of Brookstone's business, competitive factors are most important during the Holiday selling season.

     Brookstone differentiates itself from department and mass merchant discount stores, which offer a broader assortment of consumer products, by providing a concentrated selection of functional, hard-to-find products of distinctive quality and design. The Company believes that the uniqueness, functionality and generally affordable prices of its products differentiate it from other mall-based specialty retailers and specialty companies which primarily or exclusively offer their products through mail order channels. The Company's mail order business competes with other mail order retailers offering similar products. The mail order industry has become increasingly competitive in recent years, as the number of catalogs mailed to consumers has increased and postage costs have risen significantly.

EMPLOYEES

     As of April 14, 1997, Brookstone had 794 regular full-time employees, of which 467 were salaried staff and 327 were hourly workers. As of such date, the Company also employed an additional 1,099 part-time employees and 151 temporary hourly workers. The Company regularly supplements its workforce with temporary workers, especially in the fourth quarter of each year to service increased customer traffic during the peak Holiday season. The Company believes that the success of its business depends, in part, on its ability to attract and retain qualified personnel. None of Brookstone's employees are represented by labor unions, and Brookstone believes its employee relations are excellent.

TRADEMARKS

     The Company's "BROOKSTONE" trademark has been registered in various product classifications with the United States Patent and Trademark Office.

OUTLOOK: IMPORTANT FACTORS AND UNCERTAINTIES

     The Private Securities Litigation Reform Act of 1995 (the "Act") provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about themselves without fear of litigation so long as the forward-looking information is accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those set forth in the forward-looking statement. Statements in this 1996 Annual Report on Form 10-K which are not historical facts, including statements about the Company's or management's confidence, seasonality of the Company's future sales and earnings, plans for opening new stores and other retail locations, introduction of new or updated products, opportunities for sales growth or cost reductions and other statements about the Company's operational outlook, are forward-looking statements subject to risks and uncertainties that could cause actual results to vary materially. The following are important factors, among others, that should be considered in evaluating these forward-looking statements:

     Concentration of Sales in Christmas Season. A high percentage of the
     -------------------------------------------
     Company's annual sales and all or substantially all of its annual income from operations are attributable to the Christmas selling season. In addition, like many retailers, the Company must make merchandising and inventory decisions for the Christmas selling season well in advance of actual sales. Accordingly, unfavorable economic conditions and/or deviations from projected demand for products during this season could have a material adverse affect on the Company's results of operations for the entire fiscal year. While the Company anticipates implementing certain measures to improve its results during periods outside of the Christmas selling season (including opening stores in airports and temporary stores in summer resort locations), the Company expects that its annual results of operations will remain dependent on the Company's performance during the Christmas selling season.

     Dependence on Innovative Merchandising.  Successful implementation of the
     ---------------------------------------
     Company's merchandising strategy depends on its ability to introduce in a timely manner new or updated products which are affordable, functional in purpose, distinctive in quality and design and not widely available from other retailers. If the Company's products or substitutes for such products become widely available from other retailers (especially department stores or discount retailers), demand for these products from the Company may decline or the Company may be required to reduce their retail prices. A decline in the demand for, or a reduction in the retail prices of, the Company's important existing products can cause fluctuations in the Company's sales and profitability if the Company is unable to introduce in a timely fashion new or replacement products of similar sales levels and profitability.

     New Stores and Temporary Locations.   The Company's ability to open new
     -----------------------------------
     stores, including airport locations, and to operate its temporary location program successfully depend upon, among other things, the Company's capital resources and its ability to locate suitable sites, negotiate favorable rents and other lease terms and implement its operational strategy. In addition, because the Company's store designs must evolve over time so that the Company may effectively compete for customers in top malls, airports and other retail locations, actual store-related capital expenditures may vary from historical levels (and projections based thereon) due to such factors as the scope of remodeling projects, general increases in the costs of materials and unusual product display requirements.

     Competition.  The Company faces intense competition for customers,
     ------------
     personnel and innovative products. This competition comes primarily from other specialty retailers, department stores, discount retailers and mail order marketers. Many of the Company's competitors have substantially greater financial, marketing and other resources than the Company.

     Retention of Qualified Employees.  The Company's success depends upon its
     ---------------------------------
     ability to attract and retain highly skilled and motivated, full-time and temporary personnel with appropriate retail experience to work in management and in its stores and temporary locations. Because of the limited time periods in which temporary locations are open each year, the availability of suitable personnel for such locations is limited.

     Seasonal Fluctuation of Operating Results. The Company's quarterly results
     ------------------------------------------
     of operations fluctuate based upon such factors as the amount and timing of sales contributed by new stores, the success of its temporary location program, capital expenditures and the timing of catalog mailings and associated expenses.

     Centralized Distribution.  The Company conducts all of its distribution
     -------------------------
     operations and a significant portion of its mail order processing functions from a single facility in Mexico, Missouri. A disruption in operations at the distribution center may significantly increase the Company's distribution costs.

     Mail Order Costs.  Increases in the costs of printing and mailing catalogs
     -----------------
     could have an adverse affect on the Company's mail order business.

     Foreign Vendors.  The Company is purchasing an increasing portion of its
     ----------------
     merchandise from foreign vendors. Although management expects this strategy to increase profit margins for these products, the Company's reliance on such vendors subjects the Company to associated legal, social, political and economic risks, including import, licensing and trade restrictions.

     Many of the foregoing factors and uncertainties have been discussed in the Company's prior SEC filings but, because the Act did not become effective until December 1995, were not presented in a format intended to comply with the Act. The foregoing review of important factors and uncertainties is intended to comply with the substantive and presentation requirements of the Act, but should not be construed as exhaustive or as an admission regarding the adequacy of disclosures made by the Company prior to the effective date of the Act.

ITEM 2.   PROPERTIES

     Brookstone leases all of its retail stores. Retail store leases have an average initial term of 12 years. As of April 14, 1997, the unexpired terms under the Company's then existing store leases averaged 7 years. Store leases typically permit Brookstone to terminate the lease after five years if the store does not achieve specified levels of sales. In most cases, the Company pays a minimum fixed rent plus a contingent rent based on net sales of the store in excess of a certain threshold. The Company does not believe the termination of any particular lease would have a material adverse effect on the Company. The following chart describes the number of store leases which will expire in the periods indicated:

          YEAR                   LEASES EXPIRING
          -----                  ---------------
          1997                         12
          1998                         14
          1999                          7
          2000                         16
          2001 and thereafter         114

     The space for a seasonal store is leased only for the period during which the temporary location will be operating. Generally, each such location is leased only for the season in question, although it is possible that in the future, agreements may be reached with landlords covering more than a single season as the program becomes more developed. The Company generally pays a minimum fixed rent for each temporary location plus a contingent rent based on net sales in excess of a certain threshold.

ITEM 3.   LEGAL PROCEEDINGS

     Brookstone is involved in various routine legal proceedings incidental to the conduct of its business. The Company believes that none of these legal proceedings will have a material adverse effect on Brookstone's financial condition or results of operations.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders of the Company during the fourth quarter of Fiscal 1996.

ITEM 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers of the Company are as follows:

NAME                         AGE  PRESENT POSITION
------------------------    ----- -------------------------------------
Michael F. Anthony            42  President and Chief Executive Officer
Philip W. Roizin              38  Executive Vice President, Finance &
                                  Administration
Alexander M. Winiecki         49  Senior Vice President, Store Operations
Scott R. Ornstein             35  Vice President, General Merchandise
                                  Manager
Jo-Ann B. Karalus             51  Vice President, Human Resources
Steven C. Strickland          34  Vice President, Marketing
Michael J. Turner             34  Vice President, Direct Marketing

       MICHAEL F. ANTHONY has been President and Chief Executive Officer of the Company since September 1995. From October 1994 until he assumed his current position, Mr. Anthony served as President and Chief Operating Officer of the Company. From 1989 to October 1994 he held various senior executive positions with Lechter's, Inc., a nationwide chain of 600 specialty stores, including President in 1994, Executive Vice President from 1993 to 1994 and Vice President/General Merchandise Manager from 1989 to 1993. From 1978 to 1989 he was with Gold Circle, which at the time was a division of Federated Department stores, where he held various merchandising positions, including Divisional Vice President/Divisional Merchandise Manager from February 1986 to 1989.

     PHILIP W. ROIZIN has been Executive Vice President, Finance and Administration since December 1996. From May 1995 to December 1996, Mr. Roizin served as Chief Financial Officer of the Franklin Mint. From July 1989 to May 1995 he held various senior positions with Dole Food Company, including Vice President / General Manager of Dole Beverages and Vice President of Strategic Services. From 1985 to 1989, Mr. Roizin served as a consultant for Bain & Co., a management consulting firm.

     ALEXANDER M. WINIECKI has been Senior Vice President, Store Operations of the Company since March 1994, having previously served as Vice President, Store Operations of the Company beginning in October 1990. Mr. Winiecki was Executive Vice President of Decor Corporation, a retailer of framed fine art prints and posters, from November 1989 until September 1990. He was Vice President, Administration of Claire's Boutiques, Inc., a chain of women's costume jewelry and accessory specialty stores, from November 1986 until October 1989. From February 1985 until November 1986, Mr. Winiecki was a Regional Vice President of The Ben Franklin Stores, a chain of craft and variety stores which was a division of Household Merchandising Inc. He was a Regional Manager of The Gap Stores, Inc., a specialty retailer of apparel, from May 1978 until January 1985.

       SCOTT R. ORNSTEIN has been Vice President, General Merchandise Manager since March 1997. He served as Operating Vice President, Merchandising for the Company from April 1995 to March 1997. From May 1990 to March 1995, Mr. Ornstein was employed by Lechters, Inc., a nationwide chain of 600 specialty stores, where he held various merchandising positions including Vice President, Merchandise Manager from April 1993 to March 1995. Mr. Ornstein was a buyer with Abraham & Straus, formerly a division of Federated Department Stores from June 1987 to April 1990. He held various positions of increasing responsibility with Macy's New York and Jordan Marsh, which at the time was a division of Allied Department Stores, from January 1985 to May 1987.

     JO-ANN B. KARALUS has been Vice President, Human Resources of the Company since July 1990. Prior to such time, Ms. Karalus held various positions at Brookstone since joining the Company in 1980, including Director of Human Resources from 1987 to July 1990.

       STEVEN C. STRICKLAND has been Vice President, Marketing since March 1997. Prior to such time, Mr. Strickland held the position of Operating Vice President, Creative & Visual Services for the Company from September 1995 to March 1997. From March 1994 to September 1995, he served as Vice President Strategic Design & Visual Merchandising for Women's Specialty Retailing, a division of U.S. Shoe Corporation and a retailer of women's ready-to-wear. From April 1985 to March 1994, Mr. Strickland was with the Limited, Inc. where he held various positions including Corporate Design Manager from March 1991 through March 1994.

       MICHAEL J. TURNER has been Vice President, Direct Marketing since January 1997. Prior to joining the Company, Mr. Turner held various positions including Director of Catalogs, Modeling & Analysis for the Franklin Mint from April 1995 to January 1997. From August 1993 to April 1995, Mr. Turner was a consultant with McKinsey & Co., a management consulting firm. Mr. Turner graduated from the Harvard Business School in 1993.

     Each executive officer has been elected to hold office until the first meeting of the Board of Directors following the next annual meeting of stockholders and until such executive officer's successor is chosen or qualified or until such executive officer sooner dies, resigns, is removed or becomes disqualified.

PART II.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS.

     Stock exchange listing: The Company's common stock trades on the Nasdaq National Market tier of The Nasdaq Stock Market under the Symbol: BKST


Common Stock:        Fiscal 1995                  Fiscal 1996
                     ------------                -------------
              Quarter    High    Low        Quarter   High    Low
              ----------------------        ---------------------
               First     $6.50  $5.13       First    $ 9.63  $5.63
               Second    $7.13  $5.13       Second   $12.00  $9.13
               Third     $9.13  $6.63       Third    $12.00  $9.63
               Fourth    $8.88  $5.75       Fourth   $11.13  $7.88

     As of April 14, 1997, there were 7,811,768 shares of Common Stock, $.001 par value per share, outstanding and held of record by 231 stockholders.

ITEM 6.   SELECTED FINANCIAL DATA

     The selected financial data for the five years ended February 1, 1997, may be found on the following page of this document.

                                  BROOKSTONE
                            SELECTED FINANCIAL DATA
              (in thousands, except operating and per share data)

                                                                                                 Fiscal Year
                                                                         =================================================
                                                                            1996      1995 *    1994      1993      1992
                                                                         --------  --------  --------  --------  ---------
Income Statement Data:
Net sales                                                                $218,044  $196,333  $167,575  $143,734  $118,470
Cost of sales                                                             137,612   123,413   102,298    84,176    70,157
                                                                         --------  --------  --------  --------  ---------
   Gross profit                                                            80,432    72,920    65,277    59,558    48,313
Selling, general and administrative expenses                               69,856    64,328    55,837    46,546    39,823
Store and distribution center closing costs                                 -----     -----     -----     -----     1,000
Loss on sale of Peterborough facility (1)                                   -----     -----     -----       590     -----
                                                                         --------  --------  --------  --------  ---------
Income from operations (2)                                                 10,576     8,592     9,440    12,422     7,490

Interest expense, net                                                         885       845       648       651     1,614
                                                                         --------  --------  --------  --------  ---------
Income before taxes, extraordinary gain and cumulative
 effect of accounting principle changes                                     9,691     7,747     8,792    11,771     5,876
Provision for income taxes                                                  3,818     3,130     3,649     4,873     2,400
                                                                         --------  --------  --------  --------  ---------
Income before extraordinary gain and cumulative
 effect of accounting principle changes                                     5,873     4,617     5,143     6,898     3,476
Extraordinary gain from extinguishment of debt (3)                          -----     -----     -----     3,074     -----
Cumulative effect of accounting principle changes:                          -----     -----     -----     -----     -----
   Postretirement benefits other than pensions (FAS 106) (4)                -----     -----     -----     -----    (1,562)
   Income taxes (FAS 109) (5)                                               -----     -----     -----     -----     4,406
                                                                         --------  --------  --------  --------  ---------
Net income                                                                 $5,873    $4,617    $5,143    $9,972    $6,320
                                                                         ========   =======  ========  ========  =========
Income before extraordinary gain and cumulative
 effect of accounting principle changes                                     $0.73     $0.58     $0.66     $0.88     $0.56
Cumulative effect of accounting principle changes:                          -----     -----     -----     $0.39     -----
   Postretirement benefits other than pensions (FAS 106) (4)                -----     -----     -----     -----     (0.25)
   Income taxes (FAS 109) (5)                                               -----     -----     -----     -----      0.71
                                                                         --------  --------  --------  --------  ---------
Net income per share (6)                                                    $0.73     $0.58     $0.66     $1.27     $1.02
                                                                         ========   =======  ========  ========  =========
Weighted average shares outstanding (6)                                     8,061     7,973     7,849     7,838     6,197

Operating Data (unaudited):
Increase in same store sales (7)                                              5.6%      2.2% **   0.3%      8.1%      6.7%
Net sales per square foot of selling space (8)                               $461      $452      $463      $472      $432
Number of stores:
   Beginning of period                                                        144       131       111        98        94
   Opened during period                                                        16        14        22        14         5
   Closed during period                                                         1         1         2         1         1
   End of period                                                              159       144       131       111        98
Number of Seasonal Stores                                                     121       125       103        55         5

Balance Sheet Data (at period end):
   Working Capital                                                        $29,672   $25,930   $22,132   $23,918   $14,479
   Total Assets                                                            87,261    77,757    72,553    65,581    55,533
   Long-term debt, excluding current portion                                2,784     2,863     2,936     2,999    17,926
   Total shareholders' equity (deficit)                                    53,957    47,714    42,756    36,124     6,172

Note: *  Fifty-three week year
      ** Based on 52 weeks

                                  BROOKSTONE
                            SELECTED FINANCIAL DATA

(1) This loss consists of a non-cash charge incurred to reflect the sale of the Peterborough facility at less than book value.

(2) Excluding the loss on the sales of the Peterborough facility, income from operations in Fiscal 1993 would have been $13,012 and pro forma income per share before extraordinary gain would have been $0.92.

(3) Extraordinary gain is attributable to the cancellation of future interest in connection with the repayment of certain indebtedness. Such interest had previously been accrued at the time of the Fiscal 1991 financial restructuring in accordance with accounting rules applicable to such transaction. See Note 5 of Notes to Consolidated Financial Statements.

(4) In Fiscal 1992, the Company adopted Statement of Accounting Standards No. 106 (FAS 106), "Employers' Accounting for Postretirement Benefits other than Pensions". The Company elected to immediately recognize the cumulative effect of the change in accounting for postretirement benefits of $2.6 million ($1.6 million net of income tax benefit or $0.25 per share).

(5) In Fiscal 1992, the Company adopted Statement of Accounting Standards No. 109 (FAS 109), "Accounting for Income Taxes". The cumulative effect of this change in accounting resulted in the recognition of a $4.4 million or $0.71 per share benefit.

(6) See Notes 2 and 6 of Notes to Consolidated Financial Statements for an explanation of pro forma net income per share and the determination of the number of shares used in computing pro forma net income per share.

(7) Same store sales are calculated using net sales of stores which were open for the full current period and the entire preceding fiscal year.

(8) Net sales per square foot of selling space are calculated using net sales generated from stores open for the entire fiscal period divided by the square feet of selling space of such stores. Selling space does not include stock rooms.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS
---------------------
The following table sets forth certain financial data of the Company expressed as a percentage of net sales for Fiscal 1996, Fiscal 1995 and Fiscal 1994.

                                   Fiscal Year
                              ----------------------
                               1996    1995    1994
                              ------  ------  ------
Net sales                     100.0%  100.0%  100.0%

Cost of sales                  63.1    62.8    61.0
                              -----   -----   -----

Gross profit                   36.9    37.2    39.0

Selling, general and
  administrative expenses      32.0    32.8    33.3

    Income from operations      4.9     4.4     5.7
Interest expense, net           0.4     0.4     0.4
                              -----   -----   -----

Income before taxes             4.5     4.0     5.3
Provision for income taxes      1.8     1.6     2.2
                              -----   -----   -----

Net income                      2.7%    2.4%    3.1%
                              -----   -----   -----

------------------------------------------------------------------------------

FIFTY-TWO WEEKS ENDED FEBRUARY 1, 1997 VERSUS FIFTY-THREE WEEKS ENDED FEBRUARY
------------------------------------------------------------------------------
3, 1996
-------

Net sales for Fiscal 1996 increased by $21.7 million, or 11.1%, over Fiscal 1995 as the result of a $20.8 million, or 12.5%, increase in retail sales and a $0.9 million, or 2.9%, increase in mail order sales. Of the increase in retail sales, $10.1 million was attributable to the opening of 16 new stores, $5.3 million in additional sales from the operation of 14 stores for the full year in Fiscal 1996 that were only open for a portion of 1995, and $7.8 million was attributable to a 5.6% increase in same store sales (on a 52 week basis). The retail sales increase also included $0.3 million in sales primarily attributable to improved operations of 121 temporary holiday locations versus 125 locations in Fiscal 1995. Partially offsetting such sales increases were $1.4 million in same stores sales attributable to the fifty-third week of Fiscal 1995, the loss of $0.7 million in sales from the closing of one store during Fiscal 1996, $0.4 million from the temporary closing of two stores during remodeling in Fiscal 1996, and $0.2 million from the test of Tempur-pedic/R/ kiosks conducted during Fiscal 1995 and not repeated in Fiscal 1996. The $0.9 million, or 2.9%, increase in mail order sales reflects an increase of $1.2 million, or 4.7% in sales from the Hard-to-Find-Tools catalog offset by a $0.3 million decrease in sales from the Brookstone catalog. The increase in mail order sales was driven by a 14.2% increase in catalog circulation.

Gross profit as a percentage of net sales decreased to 36.9% in Fiscal 1996 compared to 37.2% in Fiscal 1995. The decrease was primarily due to a 0.2 percentage point increase in occupancy cost, as a percentage of net sales. The primary reasons for the increase in occupancy cost were the opening of 16 new stores in Fiscal 1996 and the operation of 14 stores for the full year in Fiscal 1996 that were only open for a portion of Fiscal 1995. The impact of these store openings was largely mitigated by strong same store sales growth in Fiscal 1996. The net material cost rate remained flat in Fiscal 1996 after increasing in each of the last two fiscal years. The Company anticipates that gross profit as a percentage of net sales will decrease in future periods as a result of increased occupancy costs driven by new stores and lease renewals at higher rents.

Selling, general and administrative expenses increased $5.6 million to $69.9 million in Fiscal 1996 from $64.3 million in Fiscal 1995, and decreased as a percentage of net sales to 32.0% in Fiscal 1996 from 32.8% in Fiscal 1995. This $5.6 million increase includes a $2.6 million increase for operating expenses associated with new stores opened in Fiscal 1996 and stores open for the full year in Fiscal 1996 that were only open for a partial year in Fiscal 1995, a $2.7 million increase in compensation and benefits to support the base business and distribution center, and $0.7 million in catalog costs associated with the increased circulation described above offset in part by savings associated with reduced paper costs. The remaining decrease is primarily attributable to the impact of an increase in the inventory capitalization deferral due to a $5.6 million increase in inventory levels, over the previous year, to $31.3 million at February 1, 1997, versus a $3.4 million decrease, versus the prior year, to $25.7 million at February 3, 1996.

Income from operations was $10.6 million, or 4.9% of net sales, in Fiscal 1996 versus $8.6 million, or 4.4% of net sales, in Fiscal 1995.

Net interest expense increased to $885,000, or 0.4% of net sales, in Fiscal 1996 from $845,000, or 0.4% of net sales, in Fiscal 1995 primarily as a result of reduced average cash balances in Fiscal 1996 versus Fiscal 1995. In Fiscal 1996, the Company made a provision for income taxes of $3.8 million, or 1.8% of net sales, as compared to $3.1 million, or 1.6% of net sales, in Fiscal 1995, resulting primarily from an increase in pre-tax income.

As a result of the foregoing factors, net income increased to $5.9 million in Fiscal 1996 versus $4.6 million in Fiscal 1995. Net income was 2.7% and 2.4% of net sales in Fiscal 1996 and Fiscal 1995, respectively. Income per share increased to $0.73 in Fiscal 1996 from $0.58 in Fiscal 1995.

FIFTY-THREE WEEKS ENDED FEBRUARY 3,1996 VERSUS FIFTY-TWO WEEKS ENDED JANUARY
----------------------------------------------------------------------------
28,1995
-------

Net sales for Fiscal 1995 increased by $28.8 million, or 17.2%, over Fiscal 1994 as the result of a $25.0 million, or 17.6%, increase in retail sales and a $3.8 million, or 14.8%, increase in mail order sales. Of the increase in retail, $10.8 million was attributable to the opening of 14 new stores, $10.6 million was attributable to additional sales from the operation of 22 stores for the full year in Fiscal 1995 that were only open for a portion of 1994, $2.5 million was attributable to a 2.2% increase in same store sales (on a 52 week basis) and $1.2 million was attributable to the fifty-third week in same stores. The retail sales increase also included $1.3 million in sales attributable to the opening of 125 temporary holiday locations versus 103 locations in Fiscal 1994. Offsetting such sales increases was the loss of $1.4 million in sales from the closing of one store during Fiscal 1995 and one store at the end of Fiscal 1994. The $3.8 million increase in mail order sales reflects an increase of $1.3 million, or 31.1% in sales from the Brookstone catalog and a $2.5 million, or 12.1% from the Hard-to-Find Tools catalog.

Gross profit as a percentage of net sales decreased to 37.2% in Fiscal 1995 compared to 39.0% in Fiscal 1994. The decrease was primarily due to a 1.3 percentage point increase in material costs, and a 1.0 percentage point increase in occupancy costs, partially offset by a 0.5 percentage point decrease in markdowns as a percentage of net sales. The primary reasons for the increase in occupancy cost were the 14 new stores open in Fiscal 1995 and the operation of 22 stores for the full year in Fiscal 1995 that were only open for a portion of Fiscal 1994.

Selling, general and administrative expenses increased $8.5 million to $64.3 million in Fiscal 1995 from $55.8 million in Fiscal 1994, and decreased as a percentage of net sales to 32.8% in Fiscal 1995 from 33.3% in Fiscal 1994. The dollar increase was primarily attributable to $5.3 million in additional costs to support new stores, including stores open for only a portion of Fiscal 1994 and additional temporary holiday locations. This $5.3 million increase is comprised of a $3.3 million increase in compensation and benefits, and $2.0 million in expenses for advertising, travel, telephone and other costs. Catalog costs increased by $2.1 million in Fiscal 1995 primarily due to the industry-wide increased cost of paper and postage, and to a lesser extent, increased circulation. The remaining $1.1 million increase was primarily attributed to a reduction in the inventory capitalization deferral due to a $3.4 million decrease in inventory levels versus the prior year, to $25.7 million at February 3, 1996, versus a $7.4 million increase, over the previous year to $29.1 million at January 29, 1995.

Income from operations was $8.6 million, or 4.4% of net sales, in Fiscal 1995 versus $9.4 million, or 5.7% of net sales, in Fiscal 1994.

Net interest expense increased to $845,000, or 0.4% of net sales, in Fiscal 1995 from $648,000, or 0.4% of net sales, in Fiscal 1994 primarily as a result of reduced average cash balances in Fiscal 1995 versus Fiscal 1994. In Fiscal 1995, the Company made a provision for income taxes of $3.1 million as compared to $3.6 million in Fiscal 1994, resulting primarily from a reduction in pre-tax income.

As a result of the foregoing factors, net income decreased to $4.6 million in Fiscal 1995 versus $5.1 million in Fiscal 1994. Net income was 2.4% and 3.1% of net sales in Fiscal 1995 and Fiscal 1994, respectively. Income per share decreased to $0.58 in Fiscal 1995 from $0.66 in Fiscal 1994.

QUARTERLY RESULTS
-----------------

The following table sets forth certain unaudited quarterly information for Fiscal 1996 and Fiscal 1995, which in the opinion of the Company, has been prepared on the same basis as the Consolidated Financial Statements. This information includes all adjustments, consisting only of normal recurring adjustments, which management considers necessary for a fair presentation when read in conjunction with the Consolidated Financial Statements, including the notes thereto. The operating results for any quarter are not necessarily indicative of results for any future period.

--------------------------------------------------------------------------------
(In thousands, except per share data)                  Fiscal 1996
----------------------------------------            ------------------
                                         First       Second    Third     Fourth
                                        Quarter     Quarter   Quarter   Quarter
                                     -------------  --------  --------  --------
Net Sales                                 $30,775   $39,907   $35,022   $112,340
Gross Profit                                8,084    13,046     9,549     49,753
Income (loss)
 from operations                           (5,714)     (965)   (5,090)    22,345
Net Income (loss)                          (3,506)     (686)   (3,281)    13,346
Net Income (loss)
 per share                                $ (0.45)  $ (0.09)  $ (0.42)  $   1.65

--------------------------------------------------------------------------------

(In thousands, except per share data)                  Fiscal 1995
-------------------------------------               ------------------
                                        First       Second    Third     Fourth
                                       Quarter      Quarter  Quarter    Quarter
                                     -------------  --------  --------  --------
Net Sales                                 $24,944   $34,794   $31,519   $105,076
Gross Profit                                6,417    10,994     8,977     46,532
Income (loss)
 from operations                           (5,544)   (1,531)   (3,449)    19,116
Net Income (loss)                          (3,333)     (985)   (2,275)    11,210
Net Income (loss)
 per share                                $ (0.44)  $ (0.13)  $ (0.30)  $   1.40
--------------------------------------------------------------------------------

The Company's sales in the second fiscal quarter are generally higher than sales during the first and third quarters as a result of sales in connection with Father's Day. The fiscal fourth quarter, which includes the holiday selling season, produces a disproportionate amount of the Company's net sales and all or substantially all of its income from operations.

The seasonal nature of the Company's business increased in Fiscal 1996 and is expected to continue to increase in Fiscal 1997 as the Company opens additional retail stores and continues its program to operate a significant number of small, temporary locations during the holiday selling season. In Fiscal 1996, most of the Company's new stores were opened in the second half of the fiscal year.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

During Fiscal 1996, the Company generated a total of $12.7 million of cash including $12.3 million from operations, and $370,000 from the exercise of stock options and related tax benefits. The Company applied $9.7 million to fund capital expenditures and $3.7 million for investments in inventory and other working capital items. The capital expenditures included $3.8 million for new stores, $4.4 million for remodeling and maintenance in existing stores, $0.9 million for information systems developments, and $0.6 million for distribution and infrastructure maintenance. The Company's cash position decreased $757,000 from the end of the prior fiscal year, with total cash on hand amounting to $10.6 million.

During Fiscal 1995, the Company generated a total of $13.9 million of cash including $11.4 million from operations, $2.2 million from reduced inventory and other working capital items, and $341,000 from the exercise of stock options and related tax benefits. The Company applied $6.7 million to fund capital expenditures. The capital expenditures included $4.3 million for new stores, $1.1 million for remodeling, maintenance and systems enhancements in existing stores, $800,000 for systems developments and $500,000 for temporary holiday locations. The Company's cash position increased $7.2 million from the end of the prior fiscal year, with total cash on hand amounting to $11.3 million.

The Company's primary short-term liquidity needs consist of financing seasonal merchandise inventory build-ups. The Company's primary sources of financing for such needs are from operations, borrowings under its revolving credit facility and trade credit. The Company's revolving credit facility is typically at low levels from January through April, increases through May as inventory is increased in anticipation of Father's Day, declines in June, increases somewhat through August and sharply increases from September through November to finance purchases of merchandise inventory in advance of the holiday selling season. The Company generally repays all outstanding borrowings under its revolving credit facility prior to Christmas and relies on cash from operations obtained during the holiday selling season until it begins to borrow again under its revolving credit facility the following fiscal year. At February 1, 1997, the Company had no outstanding borrowings under its revolving credit facility, although certain letters of credit in an aggregate amount of approximately $4.7 million were outstanding. During Fiscal 1996, the Company borrowed and repaid a maximum amount of $34.9 million under the revolving credit facility. The revolving credit facility provides for borrowings by the Company in an amount not to exceed $30.0 million during the months of January through September, and increases by $5.0 million during the pre-holiday inventory building period of October through December, so long as the Company meets a borrowing base test equal to 50% of eligible inventory (75% in August through November), plus 50% of outstanding letters of credit (75% in August through November). Amounts available for borrowings are reduced by the aggregate amount of outstanding letters of credit under the facility, the total of which may not exceed $15.0 million. The revolving credit agreement requires the Company to have no borrowings outstanding (other than letters of credit) for a minimum period of 30 consecutive days each fiscal year. The revolving credit facility expires on January 31, 1998. Borrowings outstanding under the revolving credit facility bear interest, based on elections by the Company, equal to the bank's base lending rate, the bank's money market rate, or the Eurodollar rate for the applicable loan period plus 1.5%. The Company is required to pay a commitment fee of 0.375% on the unused portion of the facility.

The loan agreement governing the revolving credit facility prohibits the payment of cash dividends on the Common Stock and contains covenants requiring the maintenance of certain financial tests, including minimum levels of net worth and operating cash flow. The agreement also contains a number of restrictive covenants, including covenants limiting the Company's ability to incur indebtedness, grant liens, sell assets above certain amounts, engage in mergers or other similar transactions, engage in new business lines, or make capital expenditures above certain levels.

The Company has never paid a cash dividend and currently plans to retain any earnings for use in the operations of the business. Any determination by the Board of Directors to pay future cash dividends will be based upon conditions then existing, including the Company's earnings, financial condition and requirements, restrictions in its financing arrangements and other factors.

FISCAL 1997 STORE OPENINGS AND CAPITAL EXPENDITURE EXPECTATIONS.
---------------------------------------------------------------

The following discussion includes certain forward-looking statements of management's expectations for store growth and related capital expenditures. These statements should be read in light of the considerations presented under the caption OUTLOOK: IMPORTANT FACTORS AND UNCERTAINTIES (located on page 9 & 10
            ---------------------------------------------
of this document).


The Company expects to add approximately 15 to 20 new stores in Fiscal 1997. The Company anticipates the cost of opening a new store, including leasehold improvements (net of landlord allowances), furniture and fixtures, and pre-opening expenses, to average approximately $330,000. In addition, the Company expects new stores to require $150,000 of working capital per store. The Company expects to remodel approximately 10 stores, and update and maintain other stores, during Fiscal 1997, incurring capital expenditures of approximately $5.2 million. The Company also plans to operate between 125 and 150 seasonal stores during the Fiscal 1997 holiday season, and anticipates related capital expenditures to be dependent on the number of sites open. If available sites meeting the Company's criteria exceed 125, the Company will need to build additional seasonal stores in Fiscal 1997. If additional units are required, the Company anticipates the cost of building a new seasonal store to average approximately $20,000, and expects a seasonal store to require approximately $25,000 of inventory per location. Additionally, the Company also plans to test as many as 8 airport locations in Fiscal 1997. The Company anticipates the cost of opening these stores, including leasehold improvements, furniture and fixtures, and pre-opening expenses, to average approximately $145,000, and expects airport stores to require $84,000 of working capital per store. In addition to the capital expenditures listed above, the Company anticipates making capital expenditures of approximately $1.9 million in Fiscal 1997, primarily to enhance the Company's management information and other support systems.

In Fiscal 1997, the Company expects to open most of its new stores in the second half of the year. The Company's retail operations are not generally profitable until the fourth quarter of each fiscal year. Accordingly, the Company expects the new stores opened in the second half of Fiscal 1996 and its store opening schedule in Fiscal 1997 to cause the Company to experience a modest increase in losses from operations over the first three quarters of Fiscal 1997 as compared to the corresponding period of Fiscal 1996. Consequently, in order for the Company to have income from operations in Fiscal 1997 that equals or exceeds its income from operations in Fiscal 1996, the Company's income from operations during the fourth quarter of Fiscal 1997 will need to exceed the level achieved during the fourth quarter of Fiscal 1996.

The Company anticipates closing a nominal number of stores during Fiscal 1997. The Company does not expect the closings to have a material adverse effect on its financial condition or results of operations for current or future periods.

The Company is currently involved in negotiations to extend and increase its revolving credit facility, and believes its cash balances, funds to be generated by future operations and enhanced borrowing capacity will be sufficient to finance its capital requirements during Fiscal 1997.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The financial statements, together with the report thereon of Price Waterhouse LLP, dated March 19, 1997, appear on pages 26 through 45 of this document.

     In addition, information in response to this item may be found under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations--Results of Operations--Quarterly Results"

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

PART III.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Information in response to this item with respect to directors of the Company may be found in the sections entitled "Election of Directors" and "Timeliness of Certain SEC Filings" of the Company's definitive Proxy Statement for the Company's 1997 Annual Meeting of Stockholders (the "Proxy Statement"), and such information is incorporated herein by reference.

     Information in response to this item with respect to executive officers of the Company appears in Item 4A entitled "Executive Officers of the Registrant" on pages 12 and 13 of this report, and such information is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION.

     Information in response to this item may be found in the sections entitled "Board of Directors Committees" and "Compensation of Executive Officers" of the Proxy Statement, and such information is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     Information in response to this item may be found in the section entitled "Security Ownership of Certain Beneficial Owners and Management" of the Proxy Statement, and such information is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Information in response to this item may be found in the section entitled "Certain Relationships and Related Transactions" of the Proxy Statement, and such information is incorporated herein by reference.

PART IV.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)  List of Financial Statements, Financial Statement Schedules, and Exhibits.

1.   FINANCIAL STATEMENTS

     The financial statements appear on the following pages of this document.

REPORT OF INDEPENDENT ACCOUNTANTS

TO THE BOARD OF DIRECTORS AND
SHAREHOLDERS OF BROOKSTONE, INC.

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of cash flows and of changes in shareholders' equity present fairly, in all material respects, the financial position of Brookstone, Inc. and its subsidiaries at February 1, 1997 and February 3, 1996, and the results of their operations and their cash flows for each of the three years in the period ended February 1, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



/s/ Price Waterhouse LLP
------------------------
PRICE WATERHOUSE LLP

Boston, Massachusetts
March 19,1997

                                  BROOKSTONE
                          CONSOLIDATED BALANCE SHEET
                     (In thousands, except per share data)

                                                                           February 1,   February 3,
                                                                               1997          1996
                                                                           -----------   -----------
ASSETS

Current assets:
   Cash and cash equivalents                                                   $10,576       $11,333
    Receivables, less allowances of $222 at February 1, 1997 and
        $135 at February 3, 1996                                                 5,448         4,312
    Merchandise inventories                                                     31,266        25,744
    Deferred income taxes                                                        1,026           150
    Other current assets                                                         2,953         2,999
                                                                           -----------   -----------
          Total current assets                                                  51,269        44,538
Deferred income taxes                                                            1,845         1,864
Property and equipment, net                                                     33,413        30,157
Other assets                                                                       734         1,198
                                                                           -----------   -----------
                                                                               $87,261       $77,757
                                                                           ===========   ===========
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                            $8,616        $9,464
    Other current liabilities                                                   12,981         9,144
                                                                           -----------   -----------
          Total current liabilities                                             21,597        18,608
Other long-term liabilities                                                      8,923         8,572
Obligation under capital lease                                                   2,784         2,863
Commitments and contingencies (Notes 5 and 10)

Shareholders' equity:
    Preferred stock, $0.001 par value:
        Authorized - 2,000,000 shares; issued and outstanding-
        0 shares at February 1, 1997 and at February 3, 1996
    Common stock, $0.001 par value:
        Authorized - 50,000,000 shares; issued and outstanding-
        7,793,613 shares at February 1, 1997 and 7,680,708 shares
        at February 3, 1996                                                          8             8
Additional paid-in capital                                                      46,663        46,293
Retained earnings                                                                7,333         1,460
Treasury stock, at cost - 3,616 shares at February 1, 1997
  and February 3, 1996                                                             (47)          (47)
                                                                           -----------   -----------
          Total shareholders' equity                                            53,957        47,714
                                                                           -----------   -----------
                                                                               $87,261       $77,757

                                                                           ===========   ===========

See Notes to Consolidated Financial Statements

                                  BROOKSTONE
                     CONSOLIDATED STATEMENT OF OPERATIONS
                     (In thousands, except per share data)

                                                                  Year ended
                                                    -------------------------------------
                                                    February 1,   February 3,  January 28,
                                                       1997          1996         1995
------------------------------------------------------------------------------------------
Net sales                                              $218,044      $196,333     $167,575
Cost of sales                                           137,612       123,413      102,298
                                                     ----------   -----------   ----------
Gross profit                                             80,432        72,920       65,277

Selling, general, and administrative expenses            69,856        64,328       55,837
                                                     ----------   -----------   ----------
     Income from operations                              10,576         8,592        9,440

Interest expense, net                                       885           845          648
                                                     ----------   -----------   ----------
     Income before taxes                                  9,691         7,747        8,792

Provision for income taxes                                3,818         3,130        3,649
                                                     ----------   -----------   ----------
Net income                                               $5,873        $4,617       $5,143
                                                     ==========   ===========   ==========
Net income per share                                      $0.73         $0.58        $0.66
                                                     ==========   ===========   ==========
Weighted average shares outstanding                       8,061         7,973        7,849
                                                     ==========   ===========   ==========

See Notes to Consolidated Financial Statements

                                  BROOKSTONE
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                (In thousands)

                                                                         Year ended
                                                            --------------------------------------
                                                            February 1,   February 3,   January 28,
                                                               1997          1996          1995
                                                            -----------   -----------   ----------
Cash flows from operating activities:
   Net income                                                    $5,873        $4,617      $5,143
   Adjustments to reconcile net income to net cash
      provided by operating activities:
        Depreciation and amortization                             6,463         5,599       4,276
        Deferred taxes                                             (857)          914       1,202
       (Increase) decrease in other assets                          464          (441)       (199)
        Increase in other long-term liabilities                     351           681         238
        Changes in working capital
          Accounts receivable, net                               (1,136)         (613)     (1,063)
          Merchandise inventories                                (5,522)        3,337      (7,443)
          Other current assets                                       46          (136)       (435)
          Accounts payable                                         (848)        1,140       2,300
          Other current liabilities                               3,833        (1,509)     (2,135)
                                                            -----------   -----------   ----------
            Net cash provided by operating activities             8,667        13,589       1,884

Cash flows from investing activities:
  Expenditures for property and equipment                        (9,719)       (6,689)     (13,894)
                                                            -----------   -----------   ----------
            Net cash used for investing activities               (9,719)       (6,689)     (13,894)
                                                            -----------   -----------   ----------
Cash flows from financing activities:
  Payments for capital lease                                        (75)          (66)         (63)
  Proceeds from exercise of stock options and
    related tax benefit                                             370           341        1,875
  Payments for issuance costs                                      ----          ----         (521)
  Issuance of common stock                                         ----          ----          135
                                                            -----------   -----------   ----------
            Net cash provided by financing activities               295           275        1,426

Net increase (decrease) in cash and cash equivalents               (757)        7,175      (10,584)
Cash and cash equivalents at beginning of period                 11,333         4,158       14,742
                                                            -----------   -----------   ----------
Cash and cash equivalents at end of period                      $10,576       $11,333       $4,158
                                                            ===========   ===========   ==========
Supplemental disclosures of cash flow information:
  Cash paid for interest                                           $435          $425         $417
  Cash paid for income taxes                                     $2,521        $2,487       $4,136

See Notes to Consolidated Financial Statements

                                  BROOKSTONE
           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
  FOR THE YEARS ENDED JANUARY 28, 1995, FEBRUARY 3, 1996 AND FEBRUARY 1, 1997
                       (In thousands, except share data)

                                                                                             Retained
                                                                               Additional   Earnings /                   Total
                                                                      Common    Paid-In    (Accumulated  Treasury    Shareholders'
                                                          Shares      Stock     Capital      Deficit)     Stock         Equity
====================================================================================================================================

Balance at January 29, 1994                               7,287,163   $   7       $44,464     $ (8,300)   $  (47)       $36,124
  Issuance of Common Stock under
    stock purchase plan                                      13,536                   135                                   135
  Options exercised including related
    tax benefit                                             302,284       1         1,874                                 1,875
  Payments for issuance costs                                                        (521)                                 (521)
  Net income                                                                                     5,143                    5,143
                                                          ---------   --------  ---------     --------    ------        -------
Balance at January 28, 1995                               7,602,983       8        45,952       (3,157)      (47)        42,756
  Options exercised including related
    tax benefit                                              77,725                   341                                   341
  Net income                                                                                     4,617                    4,617
                                                          ---------   --------  ---------     --------    ------        -------
Balance at February 3, 1996                               7,680,708       8        46,293        1,460       (47)        47,714
  Options exercised including related
    tax benefit                                             112,905                   370                                   370
  Net income                                                                                     5,873                    5,873
                                                          ---------   --------  ---------     --------    ------        -------
Balance at February 1, 1997                               7,793,613   $   8       $46,663     $  7,333    $  (47)       $53,957
                                                          =========   ========  =========     ========    ======        =======

See Notes to Consolidated Financial Statements

NOTES CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF BUSINESS AND ORGANIZATION
--------------------------------------

Brookstone, Inc. (the "Company") is a nationwide specialty retailer that offers an assortment of consumer products which are functional in purpose, distinctive in quality and design and not widely available from other retailers. The Company sells its products nationally in 159 retail stores in 34 states and the District of Columbia and through mail order catalogs. The Company's merchandise includes personal care products, yard and garden tools, household products, leisure and recreational products and specialty tools.

The Company's fiscal year end is the Saturday nearest the last day in January. Results of operations for Fiscal 1996 are for the 52 weeks ended February 1, 1997. Results for Fiscal 1995 are for the 53 weeks ended February 3, 1996 and Fiscal 1994 are for the 52 weeks ended January 28, 1995.

2. SIGNIFICANT ACCOUNTING POLICIES
----------------------------------

Principals of Consolidation
---------------------------

The accompanying consolidated financial statements include the accounts of the Company and Brookstone Company, Inc. its wholly owned subsidiary and the wholly owned subsidiaries of Brookstone Company, Inc. (Brookstone Stores, Inc., Brookstone Purchasing, Inc., Brookstone Properties, Inc., Brookstone By Mail Inc., and Brookstone Holdings, Inc.). All significant intercompany accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents
-------------------------

Cash and cash equivalents include time deposits, bank notes and other short-term securities with maturities of less than three months, and are carried at cost, plus accrued interest, which approximates market. The Company invests its excess cash with institutions with strong credit ratings. These investments are subject to minimal credit and market risk.

The Company's time deposits and bank notes are classified as held-to-maturity, while short-term investments are classified as available-for-sale.

Use of Estimates
----------------

The preparation of financial statements in conformity with generally accepted accounting principals requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.

Merchandise Inventories
-----------------------

Merchandise inventories are stated at the lower of cost or market. Cost is determined using the weighted average cost method. In addition to the cost of merchandise purchased, certain costs related to the storage and handling of merchandise are included in inventory. Cost of sales in the consolidated statement of operations include occupancy costs, principally rent.

Property and Equipment
----------------------

Property and equipment are recorded at cost. Expenditures for maintenance and repairs of minor items are charged to expense as incurred. Depreciation and amortization of property and equipment (excluding temporary locations) are provided using the straight line method over the estimated useful lives shown below. Materials used in the construction of temporary locations such as kiosks are depreciated based on usage over a maximum five-year period and are included in equipment and fixtures.

          Building and improvements      31 years
          Equipment and fixtures         3 to 10 years
          Leasehold improvements         the lesser of the lease term or the
                                         estimated useful life

The Company leases retail store locations under operating lease agreements which sometimes provide for leasehold completion allowances to be received from the lessors. These allowances are recorded against the cost of leasehold expenditures related to individual retail store locations.

Deferred Catalog Costs
----------------------

Direct response advertising costs, which consist of catalog production and postage costs, are deferred and amortized over the period of expected mail order revenue, which is generally less than one year. Deferred costs were $0.7 million and $1.2 million at February 1, 1997 and February 3, 1996, respectively and are classified as non-current assets. The Company expenses in-store advertising costs as incurred. Advertising expense was approximately $11.3 million, $10.8 million and $8.4 million for the years ended February 1, 1997, February 3, 1996 and January 28, 1995, respectively.

Revenue Recognition
-------------------

The Company recognizes revenue from sales of merchandise at the time of sale in its stores, or at the time of shipment for mail order sales. Revenue is recognized net of actual merchandise returns and allowances. Revenue from merchandise credits and gift certificates is deferred until redemption.

Store Closings
--------------

The Company continually assesses the operating financial results of its retail stores. As a result of this assessment, management may decide to remodel or phase out and close certain stores. When such determinations are made a provision for store closing costs is recorded in the Statement of Operations.

Employee Benefit Programs
-------------------------

The Company accounts for postretirement benefits in accordance with Statement of Financial Accounting Standards No. 106, "Employers Accounting for Postretirement Benefits Other Than Pension" (FAS 106). FAS 106 requires the recognition of a liability for postretirement benefits as earned during an employee's years of service.

Pension expense is determined using the projected unit credit actuarial cost method. The Company's policy is to fund the cost of benefits expected to be accrued during the year.

Income Taxes
------------

The provision for income taxes includes federal and state income taxes currently payable and those deferred because of temporary differences between the financial statement and tax basis of assets and liabilities. Deferred tax assets are recognized, utilizing current tax rates for deductible temporary differences that are more likely than not to be realized. Deferred tax benefit or expense represents the change in the deferred tax asset or liability balances.

Net Income Per Share
--------------------

Net income per share is based upon the weighted average number of common shares outstanding, including dilutive common stock equivalents. Common stock equivalents consist of common stock which may be issuable upon the assumed exercise of outstanding options, using the "treasury stock" method.

For periods preceding the initial public offering of the Company's Common Stock (refer to Note 6), pro forma income per share is presented. The pro forma amounts incorporated an adjustment to the weighted average number of shares to reflect as outstanding for each period presented, all common stock and common stock equivalents issued during the one year period preceding the initial offering. The pro forma income per share is determined by utilizing the treasury stock method at the initial public offering price for a share of the Common Stock.

Reclassifications
-----------------

Certain reclassifications have been made to the Fiscal 1995 and Fiscal 1994 balances to conform with the current year presentation.

3. CONSOLIDATED BALANCE SHEET DETAILS
-------------------------------------

                                          February 1, 1997   February 3, 1996
--------------------------------------------------------------------------------

Other Current Assets:
Prepaid rent                                  $  2,203,000       $  1,867,000
Prepaid leases and deposits                        492,000            736,000
Prepaid supplies                                   193,000             64,000
Prepaid insurances, postage and other               65,000            332,000
                                              ------------       ------------
                                              $  2,953,000       $  2,999,000
                                              ============       ============
Property and Equipment:
  Building and improvements                   $ 22,527,000       $ 20,147,000
  Equipment and fixtures                        39,422,000         34,752,000
                                              ------------       ------------
Total property and equipment                    61,949,000         54,899,000

Accumulated depreciation and amortization      (28,536,000)       (24,742,000)
                                              ------------       ------------
                                              $ 33,413,000         30,157,000
                                              ============       ============
Other Current Liabilities:
Merchandise credits
 and gift certificates                        $  1,943,000       $  1,505,000
Accrued employee compensation
 and benefits                                    3,405,000          2,628,000
Rent payable                                       970,000            937,000
Income taxes payable                             3,565,000          1,683,000
Accrued expenses                                 3,098,000          2,391,000
                                              ------------       ------------
                                              $ 12,981,000       $  9,144,000
                                              ============       ============
Other Long-term Liabilities:
Straight-line rent liability                  $  3,670,000       $  3,172,000
Employee benefit obligations and other
 long term liabilities                           5,253,000          5,400,000
                                              ------------       ------------
                                              $  8,923,000       $  8,572,000
                                              ============       ============

4. INCOME TAXES
---------------

Temporary differences which give rise to deferred tax assets and liabilities for Fiscal 1996 and Fiscal 1995 are as follows:

                                            February 1, 1997   February 3, 1996
--------------------------------------------------------------------------------
Deferred tax assets:
 Rent expense                                     $1,417,000        $1,237,000
 Inventory capitalization and reserves             1,210,000         1,089,000
 Accrued compensation                                163,000            87,000

 Employee benefit obligations                      1,206,000         1,525,000
 Vacation accrual                                    237,000           255,000
 Other items                                          36,000            62,000
                                                ------------       ------------
 Total deferred tax asset                         $4,269,000        $4,255,000
                                                ============       ============

Deferred tax liabilities:

 Tax depreciation                                 $  970,000        $1,046,000
 Prepaid rent                                        135,000           728,000
 Deferred catalog costs                              293,000           467,000
                                                ------------       ------------
 Total deferred tax liability                     $1,398,000        $2,241,000
                                                ------------       ------------
Net deferred tax asset                            $2,871,000        $2,014,000
                                                ============       ============


Current and non-current deferred tax assets and liabilities within the same tax jurisdiction are offset for presentation in the consolidated balance sheet. A valuation allowance has not been established as management expects that it is more likely than not that the net deferred tax asset will be realized.

The provision for income taxes is comprised of the following:

                                                Year Ended
                            ----------------------------------------------------
                            February 1, 1997  February 3, 1996  January 28, 1995
--------------------------------------------------------------------------------
Current:
 Federal                       $4,137,000         $1,955,000        $2,128,000

  State                           538,000            261,000           319,000

Deferred:
  Federal                        (824,000)           645,000           951,000
  State                           (33,000)           269,000           251,000
                               ----------         ----------        ----------
                               $3,818,000         $3,130,000        $3,649,000
                               ==========         ==========        ==========

Reconciliation of the U. S. Federal statutory rate to the Company's effective tax rate is as follows:

                                                     Year Ended
---------------------------------------------------------------------------------------
                               February 1, 1997     February 3, 1996   January 28, 1995
---------------------------------------------------------------------------------------
Statutory federal income
 tax rate                              34%                34%                  34%

State income taxes, net of
 federal tax benefit                    3%                 4%                   5%

Other                                   2%                 2%                   2%
                                ----------         ----------            ---------
Effective income tax rate              39%                40%                  41%
                                ==========         =========             =========

The exercise of stock options which have been granted under the Company's stock option plans (refer to Note 6) give rise to compensation which is includable in the taxable income of the optionees and deductible by the Company for federal and state income tax purposes. Such compensation considers increases in the fair market value of the Company's Common Stock subsequent to the date of the grant. For financial reporting purposes, the tax effect of this deduction is accounted for as a credit to additional paid-in capital rather than as a reduction of income tax expense. Such exercises resulted in a tax benefit to the Company of approximately $165,000 and $324,000 in Fiscal 1996 and Fiscal 1995, respectively.


5. DEBT
-------

Revolving Credit Agreement
The revolving credit agreement, which was amended on September 30, 1996, provides for borrowings of up to $30 million for letters of credit and working capital ($35 million in October through December), as long as the Company meets a borrowing base test equal to 50% of the amount of eligible inventory and outstanding letters of credit (75% in August through November). Amounts available for borrowings are reduced by the aggregate amount of outstanding letters of credit which may not exceed $15 million. The revolving credit agreement requires the Company to have no borrowings outstanding (other than letters of credit) for a minimum of 30 consecutive days each fiscal year. Borrowings outstanding under this facility bear interest, based on election by the Company, equal to the bank's base lending rate, money market rate or the Eurodollar rate for the applicable period plus 1.5%. In addition, the Company is obligated to pay a fee of .375% per annum on the unused portion of the commitment. The facility expires on January 31, 1998. There were no outstanding borrowings under the revolving credit agreement at February 1, 1997, or February 3, 1996. There were $4.7 million and $1.8 million in outstanding letters of credit at February 1, 1997 and February 3, 1996, respectively. In addition $775,000 and $850,000 in letters of credit are drawable by lessors at February 1, 1997 and February 3, 1996, respectively.

At the Bank's option, all positive cash balances held at the Bank may be applied to the outstanding balance of the revolving line of credit. The revolving credit agreement contains a number of restrictive covenants, including limitations on incurring additional indebtedness, granting liens, selling assets, engaging in mergers and other similar transactions, engaging in new business lines and making capital expenditures. In addition, the agreement prohibits the paying of cash dividends on common stock and requires that the Company maintain certain financial ratios, including tests pertaining to net worth and operating cash flow. During the year ended and as of February 1, 1997, the Company was in compliance with these covenants.

Capital Lease Obligation
The Company's lease for its Mexico, Missouri distribution facility extends over twenty years at prime plus 1% per annum (9.25% at February 1, 1997 and 9.75% at February 3, 1996). The interest rate is adjusted annually on October 1.

The principal balance of this obligation amounted to $2,863,000 at February 1, 1997 and $2,938,000 at February 3, 1996. Property capitalized under this capital lease amounted to $3.1 million, with accumulated amortization of $336,000 and $238,000 at February 1, 1997 and February 3, 1996, respectively.

Scheduled payments, of the capital lease obligation as of February 1, 1997, are as follows:

Fiscal Year
1997                                      $   337,000
1998                                          337,000
1999                                          337,000
2000                                          337,000
2001                                          337,000
Thereafter                                  3,930,000
                                          -----------
                                          $ 5,615,000

Interest on capital lease obligation
 included above                            (2,752,000)
                                          -----------
Remaining principal                       $ 2,863,000
                                          ===========

Current portion of the capital lease obligation equaled $79,000 and $75,000 at February 1, 1997 and February 3, 1996, respectively.

Previously Outstanding Subordinated Debt
In connection with the initial public offering discussed in Note 6, the Company during Fiscal 1993 repaid the $5 million of principal and $1 million of accrued interest on its then outstanding subordinated debt. Payment of the subordinated debt resulted in an extraordinary gain of $3.1 million, which is net of $2.2 million of taxes. This gain resulted from the cancellation of future interest payable, which had previously been recorded as a liability in accordance with accounting standards applicable to troubled debt restructuring.


6. SHAREHOLDERS' EQUITY
-----------------------

Recapitalization
At the closing of the Company's initial public offering (April 1, 1993) pursuant to the Registration Statement on Form S-1, the Company effected a recapitalization ("Recapitalization") whereby (1) immediately prior to the closing, the Company received $3,000,000 of escrowed proceeds from a prior equity financing and certain shares of Class A and Class P common stock related thereto were issued by the Company, (2) the Company amended its Certificate of Incorporation to increase the number of authorized shares of Common Stock to 50 million shares, converted each share of Class A and Class P common to one share of Common Stock, and effected a 5.5896318-for-1 stock split of all classes of common stock and (3) pursuant to this conversion, and in return for forgoing certain pre-existing preferences, certain investors who held Class P and Class A shares received 571,429 shares of Common Stock. Net income (loss) per share data included in the consolidated statement of operations, for Fiscal 1992 and Fiscal 1993, gives effect to the Recapitalization. All share amounts for all periods presented have been restated to reflect the stock split discussed above. Upon completion of the initial public offering, the Company received net proceeds of approximately $16.4 million.

Preferred stock
The Board of Directors is authorized, subject to any limitations prescribed by law, to issue shares of Preferred Stock in one or more series. Each such series of Preferred Stock shall have rights, preferences, privileges and restrictions, including voting rights, dividend rights, conversion rights, redemption privileges and liquidation preferences, as shall be determined by the Board of Directors.

Employee Stock Plans
The Company has stock option plans for key employees, officers and directors of the Company, which provide for nonqualified and incentive stock options. The Board of Directors determines the term of each option, option price and number of shares at the date of grant. For all options granted after Fiscal 1991, such option prices equaled the fair market value at the date of grant. Options granted generally vest over four years from the date of grant and expire after ten years. At February 1, 1997, options of 616,308 shares were exercisable and 493,136 shares were available for future grants under the plans.

The Company also has an employee stock purchase plan which covers substantially all employees and allows for the issuance of a maximum of 60,000 shares of Common Stock pursuant to stock purchase options. The stock purchase options are exercisable at the lower of 85% of market value at the beginning or end of the six-month period, through accumulation of payroll deductions of up to 10% of each participating employee's regular base pay during such period. Purchases occur at the end of one or more option periods. Since adoption, there have been two, six-month options periods, which began on July 1, 1993 and January 1, 1994. The Board of Directors may, at its discretion, extend the 1993 Employee Stock Purchase Plan for additional periods. As of February 1, 1997, there were 31,135 options available for future grants under this plan.

Transactions under the Company's stock option plans for each of the two years in the period ended February 1, 1997, are as follows:

                                                    Weighted Average
                             Number of Shares        Exercise Price
--------------------------------------------------------------------
Outstanding at
 January 28, 1995               1,146,386                $  6.06
  Granted                         149,000                $  7.49
  Exercised                       (77,725)               $  0.06
  Canceled                       (102,867)               $ 12.93
                                ---------
Outstanding at
 February 3, 1996               1,114,794                $  6.00
  Granted                         324,000                $  9.22
  Exercised                      (112,905)               $  1.77
  Canceled                       (152,246)               $ 11.95
                                ---------
Outstanding at
 February 1, 1997               1,173,643                $  6.51

No compensation expense was recorded related to stock based employee compensation awards. Had compensation cost for the Company's stock option plans been determined based on the fair value of the options granted at grant date as prescribed by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (FAS 123), net income and earnings per share would have been reduced to the pro forma amounts indicated in the table below (in thousands except per share amounts):

                                        1996         1995
                                      --------    --------
Net income - as reported              $  5,873    $  4,617
Net income - pro forma                   5,641       4,577

Earning per share - as reported       $   0.73     $   0.58
Earning per share - pro forma             0.70         0.57

The fair value of each option grant is estimated on the date of grant using the Black - Scholes Option-Pricing Model with the following weighted average assumptions:

                                        1996         1995
                                      --------    --------
Expected stock price volatility         53.4%        54.6%
Risk Free Interest Rate                  6.4%         6.2%
Expected Life of Options               5 years     5 years
Dividend Yield                            --           --

The weighted average fair value of options granted for Fiscal 1996 and Fiscal 1995 are $4.92 and $4.05, respectively.

The following table summarizes information about stock options outstanding at February 1, 1997:

                                                    Options Outstanding                           Options Exercisable
                              -----------------------------------------------------------    -------------------------------------
                                                      Weighted Average
Range of Exercise             Number Outstanding         Remaining        Weighted Average    Number Exercisable   Weighted Average
    Prices                         at 2/1/97          Contractual Life     Exercise Price         at 2/1/97         Exercise Price
-----------------             ------------------      ----------------    ----------------    ------------------    ---------------
$0.002                                 374,758             4.6 years            $ 0.002               374,758            $ 0.002
$0.63                                    5,876             5.3 years            $ 0.630                 5,876            $ 0.630
$5.375 - $8.00                         246,759             8.1 years            $ 6.590                84,759            $ 6.230
$8.125 - $11.75                        374,750             8.8 years            $ 9.400                63,665            $ 9.450
$13.4375 -$14.8125                     171,500             7.6 years            $14.510                87,250            $14.500
------------------------------------------------------------------------------------------------------------------------------------

                                     1,173,643                                                        616,308


Because the determination of the fair value of all options granted includes vesting periods over several years and additional option grants are expected to be made each year, the above pro forma disclosures are not representative of pro forma effects of reported net income for future periods.

7. PENSION PLAN
---------------

The Company maintains a noncontributory, defined benefit pension plan covering substantially all of its employees. Benefits are based on a percentage of compensation less expected social security benefits, multiplied by years of service with the Company. The Company's policy is to fund the cost of benefits expected to accrue during the year plus amortization of any unfunded accrued liabilities related to periods of service prior to the valuation date. Funds contributed to the plan are invested primarily in insurance contracts and equity instruments. The following table sets forth the pension plan's funded status and amounts recognized in the Company's consolidated financial statements.


                                          February 1, 1997   February 3, 1996
--------------------------------------------------------------------------------
Actuarial present value of
 benefit obligations:

Vested benefit obligation                      $ 2,995,000         $2,193,000
                                               ===========         ==========
Accumulated benefit obligation                   2,734,000          3,279,000
                                               ===========         ==========
Projected benefit obligation                     3,959,000          3,164,000
Plan assets at fair value                        2,728,000          2,408,000
                                               -----------         ----------
Excess of projected benefit
 obligation over plan assets                    (1,231,000)          (756,000)

Unrecognized net loss (gain)
 from past experience,
 different from that assumed,
 and effect of change in
 assumptions                                       502,000             35,000
Unrecognized prior service cost                   (144,000)          (168,000)
                                               -----------         ----------
Accrued pension cost                           $  (873,000)        $ (889,000)
                                               ===========         ==========

Assumptions used in computing the funded status are as follows:

          Weighted average discount rate              7.75%              7%
          Expected long-term rate of
           return                                     9%                 9%
          Rate of increase in
           compensation levels                        4%                 4%


The components of net periodic pension cost are as follows:

                                               Year ended
--------------------------------------------------------------------------------
                                  February 1,      February 3,      January 28,
                                     1997             1996             1995
--------------------------------------------------------------------------------
Service cost                      $ 317,000        $ 255,000         $ 245,000
Interest cost on projected
 benefit obligation                 253,000          214,000           182,000
Actual return on plan assets       (220,000)        (117,000)          (74,000)
Net amortization and
 deferral                           (24,000)        (138,000)         (143,000)
                                  ---------        ---------         ---------
Net periodic pension cost         $ 326,000        $ 214,000         $ 210,000
                                  =========        =========         =========

8. POSTRETIREMENT BENEFITS OTHER THAN PENSIONS
----------------------------------------------

In situations where full-time employees retire from the Company between age 55 and age 65, most (along with their spouses), are eligible to receive certain health care benefits identical to those available to active employees. The retirees' premiums are based on an actuarially determined per capita medical plan cost factor. After attaining age 65, an eligible retiree's health care benefit coverage becomes coordinated with Medicare.

The following table sets forth the postretirement plans funded status and amounts recognized in the Company's consolidated financial statements.

                                          February 1, 1997   February 3, 1996
--------------------------------------------------------------------------------
Accumulated postretirment
 benefit obligation:
Retirees                                       $   743,000        $   702,000
Fully eligible, active plan
 participants                                      128,000            163,000

Other active participants                          313,000            767,000
                                               -----------        -----------
Unfunded accumulated
 postretirement benefit
 obligation                                     (1,184,000)        (1,632,000)


Unrecognized net gain                             (559,000)           (34,000)
Unrecognized prior service
 cost                                           (1,251,000)        (1,354,000)
                                               -----------        -----------
Accrued postretirement
 benefit cost                                  $(2,994,000)       $(3,020,000)
                                               ===========        ===========

The components of the net periodic postretirement benefit cost are:

                                                    Year ended
                               ----------------------------------------------------------
                               February 1, 1997     February 3, 1996     January 28, 1995
-----------------------------------------------------------------------------------------
Service cost benefits earned      $  68,000            $ 106,000           $ 117,000

Interest cost on accumulated
 postretirement benefit
 obligation                          85,000              111,000              97,000
Net amortization                   (121,000)            (106,000)           (102,000)
                                  ---------            ---------            ---------
Net periodic postretirement
 benefit cost                     $  32,000            $ 111,000            $ 112,000
                                  =========            =========            =========

The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 7.75% as of February 1, 1997 and 7.0% as of February 3, 1996. The Company intends to make the minimum funding to the plan as of February 1, 1997, however minimal payments have been made to satisfy certain obligations due to plan participants. The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation was 9.8% in Fiscal 1996, gradually reduced to 5.0% for Fiscal 2004 and will remain at that level thereafter.

If the health care cost trend rate assumptions were increased by 1.0%, the accumulated postretirement benefit obligation as of February 1, 1997, would increase by $91,000. The effect of this change on the sum of the service cost and interest cost components of the net periodic postretirement benefit cost for Fiscal 1996 would be an increase of $6,000.


9. RELATED PARTY TRANSACTIONS
-----------------------------

In Fiscal 1994, the Company paid $521,000 of issuance costs related to a secondary offering of the Common Stock by certain shareholders.


10. COMMITMENTS AND CONTINGENCIES
---------------------------------

Lease Commitments

The Company leases all of its retail store locations and its corporate headquarters. These leases are noncancellable and have terms of up to 15 years. Certain leases provide for additional rents payable based on store sales.

At February 1, 1997, the minimum future rentals on noncancellable operating leases are as follows:

Fiscal Year

1997            $ 16,729,000
1998              16,149,000
1999              15,599,000
2000              15,290,000
2001              14,049,000
Thereafter        62,302,000
                ------------
                $140,118,000
                ============


Rent expense was approximately $16.9 million, $15.2 million and $12.1 million for the years ended February 1, 1997, February 3, 1996, and January 28, 1995, respectively including contingent rent expense of approximately $285,000, $390,000 and $400,000, respectively.

Litigation

The Company is involved in various legal proceedings arising in the normal course of business. Management believes that the resolution of these matters will not have a material effect on the consolidated financial statements.


2.   CONSOLIDATED FINANCIAL STATEMENT SCHEDULES.

Schedule II    Valuation and Qualifying Accounts and Reserves

                                    Year ended February 1,1997
---------------------------------------------------------------------------------------
                               Beginning     Charged to costs                   Ending
        Description             Balance        and expenses      Deductions     Balance
Store and distribution
 center reserve                 $   24,000                       $(24,000)   $        0
                                ----------       --------        --------    ----------
Allowance for doubtful
 accounts                       $  135,000       $100,000        $(13,000)   $  222,000
                                ----------       --------        --------    ----------
Inventory reserve               $1,328,000       $283,000        $(68,000)    1,543,000
                                ----------       --------        --------    ----------
                                    Year ended February 3, 1996
---------------------------------------------------------------------------------------
                               Beginning     Charged to costs                   Ending
        Description             Balance        and expenses      Deductions     Balance
Store and distribution
 center reserve                $  737,000                     $  (713,000)   $   24,000
                               ----------       --------      -----------    ----------
Allowance for doubtful
 accounts                      $  237,000       $389,000      $  (491,000)   $  135,000
                               ----------       --------      -----------    ----------
Inventory reserve              $2,400,000       $ 68,000      $(1,140,000)   $1,328,000
                               ----------       --------      -----------    ----------
                           Year ended January 28,1995
---------------------------------------------------------------------------------------
                               Beginning     Charged to costs                   Ending
        Description             Balance        and expenses      Deductions     Balance
Store and distribution
 center reserve                $1,123,000                       $(386,000)   $  737,000
                               ----------      ----------       ---------    ----------
Allowance for doubtful
 accounts                      $  727,000      $  242,000       $(732,000)   $  237,000
                               ----------      ----------       ---------    ----------
Inventory reserve              $1,305,000      $1,483,000       $(388,000)   $2,400,000
                               ----------      ----------       ---------    ----------


All other schedules of which provision is made in the applicable regulation of the Securities and Exchange Commission have been omitted because the information is disclosed in the Consolidated Financial Statements or because such schedules are not required or are not applicable.

3.   EXHIBITS.

EXHIBIT NO.                         DESCRIPTION
--------------------------------------------------------------------------------
3.1 Restated Certificate of Incorporation, (filed with the Securities and Exchange Commission as Exhibit 3.1 to the Registrant's Registration Statement on Form S-1 (File No. 33-47123), and incorporated herein by reference).

3.2 Amended and restated by-laws (filed with the Securities and Exchange Commission as Exhibit 3.2 to the Registrant's Registration Statement on Form S-1 (File No. 33-47123), and incorporated herein by reference).

4.1 Specimen Certificate Representing the Common Stock (filed with the Securities and Exchange Commission as Exhibit 3.1 to the Registrant's Registration Statement on Form S-1 (File No. 33-47123), and incorporated herein by reference).

EXHIBIT NO.                         DESCRIPTION
--------------------------------------------------------------------------------
10.1 Amended and Restated Stockholders Agreement dated as of August 22, 1991, among the Company and its stockholders party thereto and named therein (filed with the Securities and Exchange Commission as Exhibit 10.1 to the Registrant's Registration Statement on Form S-1 (File No. 33-47123), and incorporated herein by reference).

10.2 1991 Stock Purchase and Option Plan, as amended (filed with the Securities and Exchange Commission as Exhibit 4.1 to the Registrant's Registration Statement on Form S-8 (File No. 33-63470), and incorporated herein by reference).

10.3 Stock Option Agreement dated as of August 22, 1991, between the Company and Merwin F. Kaminstein, including amendment dated February 29, 1992, (filed with the Securities and Exchange Commission as Exhibit 10.4 to the Registrant's Registration Statement on Form S-1 (File No. 33-47123), and incorporated herein by reference).

10.5 Stock Option Agreement dated as of August 22, 1991, between the Company and Alexander M. Winiecki (filed with the Securities and Exchange Commission as Exhibit 10.7 to the Registrant's Registration Statement on Form S-1 (File No. 33-47123), and incorporated herein by reference).

10.6 Stock Option Agreement dated as of August 22, 1991, between the Company and Jo-Ann B. Karalus (filed with the Securities and Exchange Commission as Exhibit 10.9 to the Registrant's Registration Statement on Form S-1 (File No. 33-47123), and incorporated herein by reference).

10.7 Stock Option Agreement dated as of October 11, 1991, between the Company and Mone Anathan, III (filed with the Securities and Exchange Commission as Exhibit 10.10 to the Registrant's Registration Statement on Form S-1 (File No. 33-47123), and incorporated herein by reference).

10.8 1992 Equity Incentive Plan, as amended (filed with the Securities and Exchange Commission as Exhibit 4.1 to the Registrant's Registration Statement on Form S-8 (File No. 33-88174), and incorporated herein by reference).

10.9 1992 Stock Purchase Plan, as amended (filed with the Securities and Exchange Commission as Exhibit 4.3 to the Registrant's Registration Statement on Form S-8 (File No. 33-63740), and incorporated herein by reference).

EXHIBIT NO.                         DESCRIPTION
--------------------------------------------------------------------------------
10.10 1992 Management Incentive Bonus Plan (filed with the Securities and Exchange Commission as Exhibit 10.12 to the Registrant's Form 10-K for Fiscal 1993, and incorporated herein by reference).

10.11 1992 Profit Sharing Plan (filed with the Securities and Exchange Commission as Exhibit 10.14 to the Registrant's Registration Statement on Form S-1 (File No. 33-47123), and incorporated herein by reference).

10.12 Form of the Company's Pension Plan (filed with the Securities and Exchange Commission as Exhibit 10.15 to the Registrant's Registration Statement on Form S-1 (File No. 33-47123), and incorporated herein by reference).

10.13 Amendment No. 1 dated as of February 25, 1994, to Kaminstein Agreement (filed with the Securities and Exchange Commission as
             Exhibit 10.15.1 to the Registrant's Registration Statement on Form S-1 (File No. 33-75728), and incorporated herein by reference).

10.14 Employment Agreement dated April 2, 1991, between the Company and Alexander M. Winiecki (filed with the Securities and Exchange Commission as Exhibit 10.18 to the Registrant's Registration Statement on Form S-1 (File No. 33-47123), and incorporated herein by reference).

10.15 Severance Agreement dated March 15, 1991, between the Company and Jo-Ann B. Karalus (filed with the Securities and Exchange Commission as Exhibit 10.21 to the Registrant's Registration Statement on Form S-1 (File No. 33-47123), and incorporated herein by reference).

10.16 Employment Agreement dated September 30, 1994, between the Company and Michael F. Anthony (filed with the Securities and Exchange Commission as Exhibit 10.17 to the Registrant's Form 10-K for the year ended January 28, 1995, and incorporated herein by reference).

10.17 Amended and Restated Revolving Credit Agreement dated as of January 11, 1996, among the Company, Brookstone Company, Inc. ("BCI") and Brookstone Stores, Inc., and The First National Bank of Boston, (filed with the Securities and Exchange Commission as Exhibit 10.19 to the Registrant's Form 10-K for the year ended February 1, 1996, and incorporated herein by reference).

EXHIBIT NO.                         DESCRIPTION
--------------------------------------------------------------------------------
10.17.1 First Amendment to Revolving Credit Agreement dated as of September 30, 1996, among the Company, Brookstone Company, Inc. ("BCI") and Brookstone Stores, Inc., and The First National Bank of Boston (filed with the Securities and Exchange Commission as Exhibit
             10.19.1 to the Registrant's Form 10-Q for the quarter ended November 2, 1996, and incorporated herein by reference).

10.18 Lease Agreement dated as of March 26, 1993, between the City of Mexico, Missouri, as lessor, and BCI, as lessee (filed with the Securities and Exchange Commission as Exhibit 10.23 to the Registrant's Registration Statement on Form S-1 (File No. 33-75728), and incorporated herein by reference).

10.19 Option Agreement dated as of March 26, 1993, between the City of Mexico, Missouri and BCI (filed with the Securities and Exchange Commission as Exhibit 10.24 to the Registrant's Registration Statement on Form S-1 (File No. 33-75728), and incorporated herein by reference).

10.20 Loan Agreement dated as of March 26, 1993, among BCI, the City of Mexico, Missouri, The Industrial Development Authority of Mexico, Missouri and First National Bank (filed with the Securities and Exchange Commission as Exhibit 10.24 to the Registrant's Registration Statement on Form S-1 (File No. 33-75728), and incorporated herein by reference).

10.21        Employment Agreement dated March 5, 1996, between the Company and
             G. Randolph Dirth (filed with the Securities and Exchange Commission as Exhibit 10.24 to the Registrant's Form 10-K for the year ended February 1, 1996, and incorporated herein by reference).

10.22 1996 Directors Stock Option Plan (filed with the Securities and Exchange Commission as Exhibit A to the Registrant's 1996 Proxy Statement, and incorporated herein by reference).

10.23 Employment Agreement dated November 3, 1996, between the Company and Philip W. Roizin (filed with the Securities and Exchange Commission as Exhibit 10.25 to the Registrant's Form 10-Q for the quarter ended November 2, 1996, and incorporated herein by reference).


10.24 Employment Agreement dated December 13, 1996, between the Company and Michael J. Turner (filed herewith)

11           Calculation of Earnings Per Share (filed herewith).

EXHIBIT NO.                         DESCRIPTION
--------------------------------------------------------------------------------

13 The 1996 Annual Report to Stockholders of the Company, except for those portions thereof which are incorporated in this Form 10-K, shall be furnished for the information of the Commission and shall not be deemed "filed".

21 List of Subsidiaries (filed with the Securities and Exchange Commission as Exhibit 21 to the Registrants Form 10-K for the year ended February 1, 1996, and incorporated herein by reference).

23.1         Consent of Price Waterhouse LLP (filed herewith).

14(b)  REPORTS ON FORM 8-K

The Company did not file any reports on Form 8-K during the quarter ended February 1, 1997.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 30, 1997.

                                    Brookstone, Inc.

                              By: /s/ Philip W. Roizin
                                  --------------------
                                      Philip W. Roizin
                                      Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities, each on April 30 , 1997.

      Signature                Title

/s/ Merwin F. Kaminstein       Chairman of the Board of Directors
------------------------
  Merwin F. Kaminstein


/s/ Michael  F. Anthony        President, Chief Executive Officer
-----------------------        Director
  Michael F. Anthony           (Principal Executive Officer)


/s/ Philip W. Roizin          Executive Vice President, Finance & Administration
-----------------------       (Principal Financial and Accounting Officer)
  Philip W. Roizin


/s/ Mone Anathan, III         Director
----------------------
  Mone Anathan, III


/s/ Adam Kirsch               Director
------------------------
  Adam Kirsch


/s/  Michael L. Glazer        Director
----------------------
   Michael L. Glazer


/s/ Robert F. White           Director
------------------------
  Robert F. White