Form 10-Q
period 1997-05-03
BROOKSTONE INC
filed 1997-06-17
CIK 830134

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-Q


          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended May 3, 1997
                                      OR
         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                   to
                                    -----------------    -----------------

                       Commission file number  0-21406 .
                                              ---------
                               Brookstone, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                               06-1182895
--------------------------------                             ------------------
(State or other jurisdiction                                  (I.R.S. Employer
of incorporation or organization)                            Identification No.)

                      17 Riverside Street, Nashua, NH 03062
               -------------------------------------------------
               (address of principal executive offices, zip code)

                                  603-880-9500
              ---------------------------------------------------
              (Registrant's telephone number, including area code)
                                                                 .
             ----------------------------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No
   -----   -----


                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes      No
   -----   -----

                       APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 7,816,590 shares of Common
                                                 ---------
Stock as of June 9, 1997.
            ------------

                                BROOKSTONE, INC.

                               INDEX TO FORM 10-Q

Part I:    Financial Information                                        Page No.

Item 1:
           Consolidated Balance Sheet
           as of May 3, 1997, February 1, 1997, and May 4, 1996             3

           Consolidated Statement of Operations for the thirteen weeks
           ending May 3, 1997 and May 4, 1996                               4

           Consolidated Statement of Cash Flows for the thirteen
            weeks ending May 3, 1997 and May 4, 1996                        5

           Notes to Consolidated Financial Statements                       6

Item 2:
           Management's Discussion and Analysis of Financial
           Condition and Results of Operations                            7 - 8

Part II:   Other Information

Item 1:
           Legal Proceedings                                                9

Item 2:
           Change in Securities                                             9

Item 3:
           Defaults by the Company upon its Senior Securities               9

Item 4:
           Submission of matters to a vote of Security Holders              9

Item 5:
           Other Information                                                9

Item 6:
           Exhibits and Reports on Form 8-K                                 9

Signatures                                                                 10

                                BROOKSTONE, INC.
                           CONSOLIDATED BALANCE SHEET
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                 (Unaudited)                                     (Unaudited)
                                                                 May 3, 1997           February 1, 1997          May 4, 1996
                                                                 -----------           ----------------          -----------
            Assets
            ------

Current Assets:
    Cash and cash equivalents                                      $   1,239                 $ 10,576                $ 1,510
    Receivables, net                                                   3,718                    5,448                  3,102
    Merchandise inventories                                           34,943                   31,266                 29,219
    Deferred income taxes                                              3,540                    1,026                  2,563
    Other current assets                                               4,139                    2,953                  3,453
                                                                 -----------           ----------------          -----------
        Total current assets                                          47,579                   51,269                 39,847
                                                                 -----------           ----------------          -----------
Deferred income taxes                                                  1,845                    1,845                  1,864
Property and equipment, net                                           33,019                   33,413                 31,091
Other assets                                                             739                      734                  1,155
                                                                 -----------           ----------------          -----------
                                                                   $  83,182                $  87,261               $ 73,957
                                                                 ===========           ================          ===========
Liabilities and Shareholders' Equity

Current liabilities:
Current Portion of obligation under capital lease
                                                                     $    80                 $     79                   $ 77
Short term borrowings                                                  1,750                       --                     --
Accounts payable                                                      11,846                    8,616                 11,293
Other current liabilities                                              7,595                   12,902                  6,670
                                                                 -----------           ----------------          -----------
      Total current liabilities                                       21,271                   21,597                 18,040

Other long term liabilities                                            8,889                    8,923                  8,704
Long term obligation under capital lease                               2,763                    2,784                  2,844

Commitments and contingencies

Shareholders' Equity:
Preferred stock, $0.001 par value: Authorized - 2,000,000
   shares; issued and outstanding - 0 shares at May 3, 1997,
   February 1, 1997 and May 4, 1996
Common stock, $0.001 par value Authorized 50,000,000
   shares; issued and outstanding - 7,811,812 at May 3, 1997,
   7,793,613 shares at February 1, 1997 and 7,727,858 shares
   at May 4, 1996                                                          8                       8                      8

Additional paid-in capital                                            46,739                  46,663                 46,454
Retained earnings / (Accumulated deficit)                              3,559                   7,333                 (2,046)
Treasury stock, at cost - 3,616 shares at May 3, 1997,
February 1, 1997 and May 4, 1996                                         (47)                    (47)                   (47)
                                                                 -----------           ----------------          -----------
      Total Shareholders' Equity                                      50,259                  53,957                 44,369
                                                                 -----------           ----------------          -----------
                                                                   $  83,182                $ 87,261               $ 73,957
                                                                 ===========           ================          ===========

                                BROOKSTONE, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (Unaudited)

                                                                         Thirteen Weeks Ended
                                                                    ------------------------------
                                                                    May 3, 1997        May 4, 1996
                                                                    -----------        -----------
Net Sales                                                           $  33,136           $ 30,775
Cost of Sales                                                          24,949             22,691
                                                                    -----------        -----------
Gross Profit                                                            8,187              8,084

Selling, general and administrative
    expenses                                                           14,309             13,798
                                                                    -----------        -----------
    Loss from Operations                                               (6,122)            (5,714)

Interest expense, net                                                     104                 75
                                                                    -----------        -----------
    Loss before taxes                                                  (6,226)            (5,789)

    Income tax benefit                                                 (2,453)            (2,283)
                                                                    -----------        -----------
Net loss                                                            $  (3,773)          $ (3,506)
                                                                    ===========        ===========
Net loss per share                                                  $   (0.48)           $ (0.45)
                                                                    ===========        ===========
Weighted Average shares
outstanding                                                              7,783             7,709


                                BROOKSTONE, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (Unaudited)

                                                                         Thirteen  Weeks Ended
                                                                      ---------------------------
                                                                      May 3, 1997     May 4, 1996
                                                                      -----------     -----------
Cash flows from operating activities:
Net loss                                                               $ (3,773)       $ (3,506)

Adjustments to reconcile net loss to net cash used by operating activities:

  Depreciation and amortization                                           1,500           1,374
  Deferred income taxes                                                  (2,514)         (2,388)
  (Increase) Decrease in other assets                                        (5)             17
  Increase (Decrease) in other long term liabilities                        (34)            132

Changes in working capital:
   Accounts receivable, net                                               1,730           1,211
   Merchandise Inventories                                               (3,677)         (3,475)
   Other current assets                                                  (1,186)           (453)
   Accounts Payable                                                       3,230           1,829
   Other current liabilities                                             (5,307)         (2,400)
                                                                      -----------     -----------
Net cash used by operating activities                                   (10,036)         (7,659)
                                                                      -----------     -----------
Cash flows from investing activities:
   Expenditures for property and equipment                               (1,107)         (2,308)
                                                                      -----------     -----------
Net cash used for investing activities                                   (1,107)         (2,308)
                                                                      -----------     -----------
Cash flows from financing activities:
   Borrowings from revolving credit                                       1,750              --
   Payments for capitalized lease                                           (20)            (17)
   Proceeds from exercise of stock options and
     related tax benefits                                                    76             161
                                                                      -----------     -----------
Net cash provided by financing activities                                 1.806             144
                                                                      -----------     -----------
Net decrease in cash and cash equivalents                                (9,337)         (9,823)

Cash and cash equivalents at beginning of period                         10,576          11,333
                                                                      -----------     -----------
Cash and cash equivalents at end of period                              $ 1,239         $ 1,510
                                                                      ===========     ===========

                                BROOKSTONE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. The results of the thirteen week period ending May 3, 1997, are not necessarily indicative of the results for the full fiscal year. The Company's business, like the business of retailers in general, is subject to seasonal influences. Historically, the Company's fourth fiscal quarter, which includes the Christmas selling season, has produced a disproportionate amount of the Company's net sales and generally all of its income from operations. The Company expects that its business will continue to be subject to such seasonal influences.

2. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles and practices consistently applied; and in the opinion of the Company, contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position and the results of operations for the periods reported. Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that the accompanying consolidated financial statements be read in conjunction with the annual financial statements and notes thereto which may be found in the Company's 1996 annual report.

3. The exercise of stock options which have been granted under the Company's stock option plans gives rise to compensation which is includable in the taxable income of the optionees and deductible by the Company for tax purposes upon exercise. Such compensation reflects an increase in the fair market value of the Company's Common Stock subsequent to the date of grant. For financial reporting purposes, the tax effect of this deduction is accounted for as a credit to additional paid-in capital rather than as a reduction of income tax expense. Such exercises resulted in a tax benefit to the Company of approximately $ 57,500 for the thirteen week period May 3, 1997.

4. In February, 1997 the Financial Accounting Standards Board issued "Statement of Financial Accounting Standards No. 128, Earnings per Share" ("FAS 128"). This pronouncement will be effective for the Company's financial statements for the year-ended January 31, 1998. FAS 128 will supersede the pronouncement of the Accounting Principles Board ("APB") No. 15. FAS 128 eliminates the calculation of primary earnings per share and requires the disclosure of Basic Earnings per Share and Diluted Earnings per Share (formerly referred to as fully diluted earnings per share), if applicable. As the Company has recorded net losses for the three month periods ended May 3, 1997 and May 4, 1996, any common stock equivalents would be antidilutive; therefore primary earnings per common share, as presented on the consolidated statement of operations is equivalent to Basic Earnings per Share and Diluted Earnings per Share, as prescribed by FAS 128.

                                BROOKSTONE, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR
                  THE THIRTEEN WEEK PERIOD ENDED MAY 3, 1997

Results of Operations
---------------------

           For the thirteen week period ended May 3, 1997, net sales increased 7.7% over the comparable period last year. Comparable store sales for the thirteen week period increased 2.4%. The sales increase reflects the results of opening 15 new stores subsequent to the first quarter of Fiscal 1996 and two new stores during the first quarter of Fiscal 1997. The total Brookstone stores open at the end of the thirteen week period ended May 3, 1997 was 161 versus 144 at the end of the comparable period in Fiscal 1996. Mail order sales decreased 16.6% over the comparable period last year. This decrease was driven by decreased catalog circulation of 10.0% combined with lower response rates.

           Gross Profit as a percentage of net sales was 24.7% for the thirteen week period ended May 3, 1997, versus 26.3% for the comparable period last year. This decrease is primarily the result of an increase in occupancy costs as a result of the new stores opened subsequent to the first Fiscal quarter of 1996, combined with a change in the timing of markdowns related to relieving damaged products from inventory.

           Selling, general and administrative expenses as a percentage of net sales were 43.2% for the thirteen week period ended May 3, 1997 versus 44.8% for the comparable period last year. The decrease in the percentage is primarily the result of reduced costs related to catalog production, a reduction in costs of shipping to both customers and stores and leveraging store payroll costs.

           Net interest expense for the thirteen week period ended May 3, 1997, was $104,000 compared to $75,000 during the comparable period last year. The increase for the thirteen week period is related to increased borrowings under the revolving credit agreement during the first Fiscal quarter of 1997 compared with the first Fiscal quarter of 1996.

           As a result of the foregoing, the Company reported a net loss of $3,773,000 or $0.48 per share, for the thirteen week period ended May 3, 1997, as compared to a net loss of $3,506,000 or $0.45 per share for the comparable period last year.


Financial Condition
-------------------

           For the first three months of Fiscal 1997, net cash used by operating activities totaled $10.0 million, primarily as a result of the net loss and payment of income taxes. Cash used for investment activities during the first three months of Fiscal 1997 amounted to $1.1 million, for the purchase of property and equipment. Cash from financing activities during the first three months of Fiscal 1997 amounted to $1.8 million, primarily as a result from borrowings under the Company's revolving credit agreement.

Merchandise inventories were $34.9 million at May 3, 1997 compared to inventories of $31.3 million at February 1, 1997. The increase in inventory is primarily to support the new stores opened or scheduled to open during Fiscal 1997, coupled with the timing of inventory purchases for the upcoming Fathers Day holiday. Accounts payable were $11.9 million at May 3, 1997 compared to $8.6 million at February 1, 1997.

The capital expenditures were principally related to the remodeling of one retail store and the opening of two new stores during the first quarter of Fiscal 1997. The Company anticipates opening approximately 16 new stores and remodeling approximately 10 stores during Fiscal 1997.

The Company maintains a revolving credit agreement to finance inventory purchases, which historically peak in the third quarter in anticipation of the holiday selling season. At May 3, 1997, the Company had $1.8 million in outstanding borrowings under its revolving credit agreement, and at May 4, 1996, it had no borrowings. The Company is currently in negotiations to modify and extend the Revolving Credit Agreement, which expires January 31, 1998.

The Company believes that available borrowings, cash on hand and anticipated cash generated from operations will be sufficient to finance planned retail store openings / remodelings and other capital requirements through Fiscal 1997.

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

                                Brookstone, Inc.
                                ----------------
                                  (Registrant)




                                 /s/  Philip W. Roizin
                                ---------------------------------
June  12, 1997                          (Signature)
      --

                                Philip W. Roizin Executive Vice President
                                Finance and Administration, Treasurer
                                and Secretary
                                (Principal Financial Officer and duly
                                authorized to sign on behalf of registrant)