Form 10-Q
period 1997-08-02
BROOKSTONE INC
filed 1997-09-16
CIK 830134

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-Q


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended August 2, 1997
                                                --------------
                                      OR
[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _________________to _________________

     Commission file number                       0-21406
                            ----------------------------------------------

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


        ---------------------------------------------------------------
        (Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   [X]    No [_]



               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed, by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes   [_]    No [_]

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: 7,820,384 shares of
Common Stock as of September 10, 1997.          ---------
                   -------------------

                                BROOKSTONE, INC.

                               Index to Form 10-Q

Part I:       Financial Information                                                       Page No.
              ---------------------                                                       --------

Item 1:
         Consolidated Balance Sheet
          as of August 2, 1997, February 1, 1997, and August 3, 1996                        3

         Consolidated Statement of Operations for the thirteen and twenty-six weeks
          ending August 2, 1997 and August 3, 1996                                          4

         Consolidated Statement of Cash Flows for the thirteen and twenty-six
          weeks ending August 2, 1997 and August 3, 1996                                    5

         Notes to Consolidated Financial Statements                                         6

Item 2:
         Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                              7 - 8

Part II:      Other Information
              -----------------

Item 1:
         Legal Proceedings                                                                  9

Item 2:
         Change in Securities                                                               9

Item 3:
         Defaults by the Company upon its Senior Securities                                 9

Item 4:
         Submission of matters to a vote of Security Holders                              9 - 10

Item 5:
         Other Information                                                                  9

Item 6:
         Exhibits and Reports on Form 8-K                                                  10

Signatures                                                                                 11


                                BROOKSTONE, INC.
                           CONSOLIDATED BALANCE SHEET
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                            (Unaudited)                                  (Unaudited)
                                                          August 2, 1997        February 1, 1997       August 3, 1996
                                                          --------------        ----------------       --------------
            Assets
            ------
 Current Assets:
    Cash and cash equivalents                                  $ 1,617               $10,576               $ 1,301
    Receivables, net                                             3,683                 5,448                 3,033
    Merchandise inventories                                     29,489                31,266                28,083
    Deferred income taxes                                        3,847                 1,026                 3,042
    Other current assets                                         4,811                 2,953                 3,852
                                                          ------------          ------------          ------------
        Total current assets                                    43,447                51,269                39,311
                                                          ------------          ------------          ------------
Deferred income taxes                                            1,845                 1,845                 1,864
Property and equipment, net                                     32,986                33,413                31,052
Other assets                                                       127                   734                   454
                                                          ------------          ------------          ------------
                                                               $78,405               $87,261               $72,681
                                                          ============          ============          ============
Liabilities and Shareholders' Equity
------------------------------------
Current liabilities:
Current Portion of obligation under capital
 lease                                                         $    83               $    79               $    81
Short term borrowings                                              760                    --                 1,400
Accounts payable                                                 7,882                 8,616                10,727
Other current liabilities                                        7,914                12,902                 5,363
                                                          ------------          ------------          ------------
      Total current liabilities                                 16,639                21,597                17,571
                                                          ------------          ------------          ------------

Other long term liabilities                                      9,174                 8,923                 8,551
Long term obligation under capital lease                         2,742                 2,784                 2,825

Commitments and contingencies

Shareholders' Equity:
Preferred stock, $0.001 par value:
  Authorized - 2,000,000 shares; issued and
  outstanding - 0 shares at August 2, 1997,
  February 1, 1997 and August 3, 1996
Common stock, $0.001 par value
  Authorized 50,000,000 shares; issued and
  outstanding - 7,819,134 at August 2, 1997,
  7,793,613 shares at February 1, 1997 and
  7,737,869 shares at August 3, 1996                                 8                     8                     8
Additional paid-in capital                                      46,788                46,663                46,506
Retained earnings / (Accumulated deficit)                        3,101                 7,333                (2,733)
Treasury stock, at cost - 3,616 shares at
  August 2, 1997, February 1, 1997 and August 3, 1996              (47)                  (47)                  (47)
                                                          ------------          ------------          ------------
      Total Shareholders' Equity                                49,850                53,957                43,734
                                                          ------------          ------------          ------------
                                                               $78,405               $87,261               $72,681
                                                          ============          ============          ============


                                BROOKSTONE, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (Unaudited)

                                                                Thirteen Weeks Ended            Twenty-six Weeks Ended
                                                          -------------------------------   -------------------------------
                                                          August 2, 1997   August 3, 1996   August 2, 1997   August 3, 1996
                                                          --------------   --------------   --------------   --------------

Net Sales                                                     $44,848          $39,907          $77,985          $70,681
Cost of Sales                                                  30,297           26,861           55,245           49,552
                                                          -----------      -----------      -----------      -----------
Gross profit                                                   14,551           13,046           22,740           21,129

Selling, general and administrative
    expenses                                                   15,105           14,011           29,416           27,808
                                                          -----------      -----------      -----------      -----------
    Loss from operations                                         (554)            (965)          (6,676)          (6,679)

Interest expense, net                                             202              164              306              240
                                                          -----------      -----------      -----------      -----------
    Loss before taxes                                            (756)          (1,129)          (6,982)          (6,919)

    Income tax benefit                                           (298)            (443)          (2,751)          (2,726)
                                                          -----------      -----------      -----------      -----------
Net loss                                                      $  (458)         $  (686)         $(4,231)         $(4,193)
                                                          ===========      ===========      ===========      ===========
Net loss per share                                             $(0.06)          $(0.09)          $(0.54)          $(0.54)
                                                          ===========      ===========      ===========      ===========
Weighted average shares
outstanding                                                     7,780            7,733            7,781            7,721


                                BROOKSTONE, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (Unaudited)

                                                                                     Twenty-Six Weeks Ended
                                                                                 -----------------------------------
                                                                                 August 2, 1997       August 3, 1996
                                                                                 --------------       --------------
Cash flows from operating activities:
Net loss                                                                              $(4,231)            $ (4,193)

Adjustments to reconcile net loss to net cash used by operating activities:

  Depreciation and amortization                                                         3,032                2,781
  Deferred income taxes                                                                (2,821)              (2,892)
  Decrease in other assets                                                                607                  744
  Increase (Decrease) in other long term liabilities                                      251                  (21)

Changes in working capital:
   Accounts receivable, net                                                             1,765                1,279
   Merchandise Inventories                                                              1,777               (2,339)
   Other current assets                                                                (1,858)                (853)
   Accounts Payable                                                                      (734)               1,263
   Other current liabilities                                                           (4,988)              (3,706)
                                                                                  -----------          -----------
Net cash used by operating activities                                                  (7,200)              (7,937)
                                                                                  -----------          -----------
Cash flows from investing activities:
   Expenditures for property and equipment                                             (2,607)              (3,676)
                                                                                  -----------          -----------
Net cash used for investing activities                                                 (2,607)              (3,676)
                                                                                  -----------          -----------
Cash flows from financing activities:
   Borrowings from revolving credit                                                       760                1,400
   Payments for capitalized lease                                                         (38)                 (32)
   Proceeds from exercise of stock options and related tax benefits                       126                  213
                                                                                  -----------          -----------
Net cash provided by financing activities                                                 848                1,581
                                                                                  -----------          -----------
Net decrease in cash and cash equivalents                                              (8,959)             (10,032)

Cash and cash equivalents at beginning of period                                       10,576               11,333
                                                                                  -----------          -----------
Cash and cash equivalents at end of period                                            $ 1,617             $  1,301
                                                                                  ===========          ===========


                                BROOKSTONE, INC.

                   Notes to Consolidated Financial Statements


1. The results of the thirteen week period ending August 2, 1997, are not necessarily indicative of the results for the full fiscal year. The Company's business, like the business of retailers in general, is subject to seasonal influences. Historically, the Company's fourth fiscal quarter, which includes the Christmas selling season, has produced a disproportionate amount of the Company's net sales and generally all of its income from operations. The Company expects that its business will continue to be subject to such seasonal influences.

2. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles and practices consistently applied, and in the opinion of the Company, contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position and the results of operations for the periods reported. Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that the accompanying consolidated financial statements be read in conjunction with the annual financial statements and notes thereto which may be found in the Company's 1996 annual report.

3. The exercise of stock options which have been granted under the Company's stock option plans gives rise to compensation which is includable in the taxable income of the optionees and deductible by the Company for tax purposes upon exercise. Such compensation reflects an increase in the fair market value of the Company's Common Stock subsequent to the date of grant. For financial reporting purposes, the tax effect of this deduction is accounted for as a credit to additional paid-in capital rather than as a reduction of income tax expense. Such exercises resulted in a tax benefit to the Company of approximately $8,900 for the thirteen week period August 2, 1997 and $ 66,500 for the twenty-six week period ended August 2, 1997.

4. In February, 1997 the Financial Accounting Standards Board issued "Statement of Financial Accounting Standards No. 128, Earnings per Share" ("FAS 128"). This pronouncement will be effective for the Company's financial statements for the year-ended January 31, 1998. FAS 128 will supersede the pronouncement of the Accounting Principles Board ("APB") No.
     15. FAS 128 eliminates the calculation of primary earnings per share and requires the disclosure of Basic Earnings per Share and Diluted Earnings per Share (formerly referred to as fully diluted earnings per share), if applicable. As the Company has recorded net losses for the three and six month periods ended August 2, 1997 and August 3, 1996, any common stock equivalents would be antidilutive; therefore primary earnings per common share, as presented on the consolidated statement of operations is equivalent to Basic Earnings per Share and Diluted Earnings per Share, as prescribed by FAS 128.

                                BROOKSTONE, INC.

                    Management's Discussion and Analysis of
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR
      THE THIRTEEN WEEK AND TWENTY-SIX WEEK PERIODS ENDED AUGUST 2, 1997

Results of Operations
---------------------

     For the thirteen week and twenty-six week periods ended August 2, 1997, net sales increased 12.4% and 10.3% respectively over the comparable periods last year. Comparable store sales for the thirteen week and twenty-six week periods increased 3.1% and 2.8% respectively. The sales increase reflects the results of opening 15 new stores subsequent to the second quarter of Fiscal 1996 and six new stores during Fiscal 1997 offset by the closing of one store in Fiscal 1997. The total Brookstone stores open at the end of the twenty-six week period ended August 2, 1997 was 164 versus 144 at the end of the comparable period in Fiscal 1996. Mail order sales decreased 15.5% and 16.1% for the same thirteen and thirty-six week periods. This decrease was driven by decreased catalog circulation.

     Gross Profit as a percentage of net sales was 32.4% and 29.2% for the thirteen and twenty-six week periods ended August 2, 1997, versus 32.7% and 29.9% for the comparable periods last year. The decrease in the percentage is primarily the result of an increase in occupancy costs as a result of the new stores opened and a renewal of certain leases after the expiration of their original term subsequent to the second Fiscal quarter of 1996.

     Selling, general and administrative expenses as a percentage of net sales were 33.7% and 37.7% for the thirteen and twenty-six week periods ended August 2, 1997 versus 35.1% and 39.3% for the comparable periods last year. The decrease in the percentage is primarily the result of reduced costs related to catalog production and a reduction in costs of shipping to customers.

     Net interest expense for the thirteen week and twenty-six week periods ended August 2, 1997, was $202,000 and $306,000, compared to $164,000 and
$240,000 during the comparable periods last year. The increase for the thirteen and twenty-six week periods is related to increased borrowings under the revolving credit agreement during comparable periods for Fiscal 1997 compared with Fiscal 1996.

     As a result of the foregoing, the Company reported a net loss of $458,000 or $0.06 per share, for the thirteen week period ended August 2, 1997, as compared to a net loss of $686,000 or $0.09 per share for the comparable period last year. For the twenty-six week period ended August 2, 1997 the Company reported a net loss of $4,231,000 or $0.54 per share compared to a net loss of $4,193,000 or $0.54 per share, for the comparable period last year.


Financial Condition
-------------------

     For the twenty-six week period of Fiscal 1997, net cash used by operating activities totaled $7.2 million, reflecting primarily the net loss and payment of income taxes. Cash used for investment activities during the second quarter of Fiscal 1997 amounted to $2.6 million, associated with the purchase of property and equipment. Cash provided by financing activities during the second quarter of Fiscal 1997 amounted to $.8 million, primarily derived from borrowings under the Company's revolving credit agreement.

     For the twenty-six week period of Fiscal 1996, net cash used by operating activities totaled $7.9 million, primarily reflecting the net loss and payment of income taxes. Cash used for investment activities during the twenty-six week period of Fiscal 1996 amounted to $3.7 million, associated with the purchase of property and equipment. Cash provided by financing activities during the twenty-six week period of Fiscal 1996 amounted to $1.6 million, derived primarily from borrowings under the Company's revolving credit agreement.

Merchandise inventories were $29.5 million at August 2, 1997 compared to inventories of $31.3 million at February 1, 1997. Accounts payable were $7.9 million at August 2, 1997 compared to $8.6 million at February 1, 1997.

The capital expenditures were principally related to the remodeling of three retail stores and the opening of six new stores during Fiscal 1997. The Company anticipates opening approximately 20 new stores and remodeling approximately 7 stores during Fiscal 1997.

The Company maintains a revolving credit agreement to finance inventory purchases, which historically peak in the third quarter in anticipation of the holiday selling season. At August 2, 1997, the Company had $.8 million in outstanding borrowings under its revolving credit agreement, and at August 3, 1996, it had $1.4million outstanding. The Company has signed a committment letter with BankBoston to enter into a Revolving Credit Agreement that will increase borrowings available to the Company to a maximum of $75 million over the next five years (the "New Credit Agreement"). The Company anticipates that the New Credit Agreement will be in place within the next 30 days.

The Company believes that available borrowings under the New Credit Agreement, cash on hand and anticipated cash generated from operations will be sufficient to finance planned retail store openings / remodelings and other capital requirements through Fiscal 1997.

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

          None


Item 3:   DEFAULT UPON SENIOR SECURITIES
          ------------------------------

          None


Item 4:   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          ---------------------------------------------------

          A)    The 1997 Annual Meeting of Stockholders of the Company was held on June 19, 1997.

          B)    The following persons were elected directors at the 1997 Annual Meeting for a one year term expiring at the 1998 annual Meeting of Stockholders.

                                                        For                         Withheld
                                                     ---------                      ---------
                        Merwin F. Kaminstein         7,431,306                       19,736
                        Michael F. Anthony           7,444,245                        6,797
                        Mone Anathan III             7,431,306                       19,736
                        Adam Kirsh                   7,431,606                       19,436
                        Michael L. Glazer            7,444,506                        6,536
                        Robert F. White              7,431,606                       19,436

          C)    Approval of certain material terms of the Company's 1992 Equity Incentive Plan

                        For             Against            Abstain              No Vote
                    ---------          ---------          ---------           ---------
                    5,277,978          2,014,983            37,781              117,300



          D)    The appointment of Price Waterhouse LLP as the independent accountants to examine the financial statements of the Company and ist subsidiaries for the fiscal year ending
                January 31, 1998 was ratified.


                        For             Against            Abstain
                    ---------          ---------          ---------
                    7,445,286            3,161              2,595


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



                                              Brookstone, Inc.
                                              ----------------
                                                (Registrant)



                                               /s/  Philip W. Roizin
                                              --------------------------------
                September 15, 1997                       (Signature)
                          ---
                                              Philip W. Roizin
                                              Executive Vice President Finance
                                              and Administration,
                                              Treasurer and Secretary
                                              (Principal Financial Officer
                                              and duly authorized to sign on
                                              behalf of registrant)