Form 10-Q
period 1997-11-01
BROOKSTONE INC
filed 1997-12-16
CIK 830134

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-Q


[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended November 1, 1997
                                              ----------------
                                      OR

[_]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _________________to _________________

                        Commission file number 0-21406
                                               -------

                               Brookstone, Inc.
                               ----------------
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

    ------------------------------------------------------------------
              (Former name, former address and former fiscal year
                         if changed since last report)

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed, by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes [X]  No [_]

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 7,867,634 shares of Common
                                                 -----------
Stock as of  December 11, 1997
             -------------------

                               BROOKSTONE, INC.

                              Index to Form 10-Q

                                                                                      Page No.
                                                                                      --------
Part I:       Financial Information
              ---------------------
Item 1:
         Consolidated Balance Sheet
         as of November 1, 1997, February 1, 1997, and November 2, 1996                     3

         Consolidated Statement of Operations for the thirteen and thirty-nine weeks
         ending November 1, 1997 and November 2, 1996                                       4

         Consolidated Statement of Cash Flows for the thirteen and thirty-nine
         weeks ending November 1, 1997 and November 2, 1996                                 5

         Notes to Consolidated Financial Statements                                         6

Item 2:

         Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                              7 - 8

Part II: Other Information
         -----------------

Item 1:
         Legal Proceedings                                                                  9

Item 2:
         Change in Securities                                                               9

Item 3:
         Defaults by the Company upon its Senior Securities                                 9

Item 4:
         Submission of matters to a vote of Security Holders                                9

Item 5:
         Other Information                                                                  9

Item 6:
         Exhibits and Reports on Form 8-K                                                   9

Signatures                                                                                  10


                               BROOKSTONE, INC.
                          CONSOLIDATED BALANCE SHEET
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                           (Unaudited)                                    (Unaudited)
                                                         November 1, 1997      February 1, 1997         November 2, 1996
                                                         ----------------      ----------------         ----------------
            Assets
            ------
Current Assets:
    Cash and cash equivalents                                $  2,409              $ 10,576                 $  1,694
    Receivables, net                                            4,556                 5,448                    5,250
    Merchandise inventories                                    47,950                31,266                   50,245
    Deferred income taxes                                       6,675                 1,026                    5,675
    Other current assets                                        5,929                 2,953                    5,850
                                                             --------              --------                 --------
        Total current assets                                   67,519                51,269                   68,714
                                                             --------              --------                 --------
Deferred income taxes                                           2,493                 1,845                    1,864
Property and equipment, net                                    34,728                33,413                   31,817
Other assets                                                    1,688                   734                    2,470
                                                             --------              --------                 --------
                                                             $106,428              $ 87,261                 $104,865
                                                             ========              ========                 ========
Liabilities and Shareholders' Equity
------------------------------------

Current liabilities:
Current Portion of obligation under capital
 lease                                                       $     87               $    79                 $     84

Short term borrowings                                          20,000                    --                   22,985
Accounts payable                                               19,738                 8,616                   22,407
Other current liabilities                                       9,350                12,902                    7,561
                                                             --------              --------                 --------
      Total current liabilities                                49,175                21,597                   53,037
                                                             --------              --------                 --------
Other long term liabilities                                     8,405                 8,923                    8,547
Long term obligation under capital lease                        2,720                 2,784                    2,805

Commitments and contingencies

Shareholders' Equity:
Preferred stock, $0.001 par value:
 Authorized - 2,000,000 shares; issued and
 outstanding - 0 shares at November 1, 1997,
 February 1, 1997 and November 2, 1996
Common stock, $0.001 par value
 Authorized 50,000,000 shares; issued and
 outstanding - 7,821,384 at November 1,
 1997, 7,793,613 shares at February 1, 1997
 and 7,768,613 shares at November 2, 1996                           8                     8                        8
Additional paid-in capital                                     46,799                46,663                   46,529
Retained earnings / (Accumulated deficit)                        (632)                7,333                   (6,014)
Treasury stock, at cost - 3,616 shares at
 November 1, 1997, February 1, 1997 and
 November 2, 1996                                                 (47)                  (47)                     (47)
                                                             --------              --------                 --------
      Total Shareholders' Equity                               46,128                53,957                   40,476
                                                             --------              --------                 --------
                                                             $106,428               $87,261                 $104,865
                                                             ========              ========                 ========

                                BROOKSTONE, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (Unaudited)


                                                 Thirteen Weeks Ended              Thirty-nine Weeks Ended
                                        -------------------------------------------------------------------------
                                        November 1, 1997   November 2, 1996   November 1, 1997   November 2, 1996
                                        -----------------  ----------------   -----------------  ----------------
Net Sales                                   $ 38,922           $ 35,022           $116,907           $105,704
Cost of Sales                                 28,647             25,473             83,892             75,025
                                            --------           --------           --------           --------
Gross profit                                  10,275              9,549             33,015             30,679

Selling, general and administrative
    expenses                                  16,102             14,639             45,518             42,447
                                            --------           --------           --------           --------
    Loss from operations                      (5,827)            (5,090)           (12,503)           (11,768)

Interest expense, net                            333                325                639                565

    Loss before taxes                         (6,160)            (5,415)           (13,142)           (12,333)
                                            --------           --------           --------           --------
    Income tax benefit                        (2,427)            (2,134)            (5,178)            (4,859)
                                            --------           --------           --------           --------
Net loss                                    $ (3,733)          $ (3,281)          $ (7,964)          $ (7,474)
                                            ========           ========           ========           ========
Net loss per share                          $  (0.48)          $  (0.42)          $  (1.02)          $  (0.97)
                                            ========           ========           ========           ========
Weighted average shares
outstanding                                    7,802              7,761              7,794              7,734


                               BROOKSTONE, INC.

                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                (IN THOUSANDS)
                                  (Unaudited)

                                                                                             Thirty-nine Weeks Ended
                                                                                    ----------------------------------------
                                                                                    November 1, 1997        November 2, 1996
                                                                                    ----------------        ----------------
Cash flows from operating activities:
Net loss                                                                               $ (7,964)               $ (7,474)

Adjustments to reconcile net loss to net cash used by operating activities:

  Depreciation and amortization                                                           4,619                   4,236
  Deferred income taxes                                                                  (6,297)                 (5,525)
  (Increase) Decrease in other assets                                                      (954)                 (1,272)
  Increase (Decrease) in other long term liabilities                                       (518)                    (25)

Changes in working capital:
   Accounts receivable, net                                                                 892                    (938)
   Merchandise Inventories                                                              (16,684)                (24,501)
   Other current assets                                                                  (2,976)                 (2,851)
   Accounts Payable                                                                      11,122                  12,943
   Other current liabilities                                                             (3,552)                 (1,508)
                                                                                       --------                --------
Net cash used by operating activities                                                   (22,312)                (26,915)
                                                                                       --------                --------
Cash flows from investing activities:
   Expenditures for property and equipment                                               (5,934)                 (5,896)
                                                                                       --------                --------
 Net cash used for investing activities                                                  (5,934)                 (5,896)
                                                                                       --------                --------
Cash flows from financing activities:
   Borrowings from revolving credit                                                      20,000                  22,985
   Payments for capitalized lease                                                           (56)                    (49)
   Proceeds from exercise of stock options
    and related tax benefits                                                                135                     236

Net cash provided by financing activities                                                20,079                  23,172
                                                                                       --------                --------
Net decrease in cash and cash equivalents                                                (8,167)                 (9,639)
                                                                                       --------                --------
Cash and cash equivalents at beginning of period                                         10,576                  11,333
                                                                                       --------                --------
Cash and cash equivalents at end of period                                             $  2,409                $  1,694
                                                                                       ========                ========

                               BROOKSTONE, INC.

                   Notes to Consolidated Financial Statements

1. The results of the thirteen and thirty-nine week periods ending November 1, 1997, are not necessarily indicative of the results for the full fiscal year. The Company's business, like the business of retailers in general, is subject to seasonal influences. Historically, the Company's fourth fiscal quarter, which includes the Christmas selling season, has produced a disproportionate amount of the Company's net sales and generally all of its income from operations. The Company expects that its business will continue to be subject to such seasonal influences.

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

3. The exercise of stock options which have been granted under the Company's stock option plans gives rise to compensation which is includable in the taxable income of the optionees and deductible by the Company for tax purposes upon exercise. Such compensation reflects an increase in the fair market value of the Company's Common Stock subsequent to the date of grant. For financial reporting purposes, the tax effect of this deduction is accounted for as a credit to additional paid-in capital rather than as a reduction of income tax expense. Such exercises resulted in a tax benefit to the Company of approximately $300 for the thirteen week period November 1, 1997 and $ 66,800 for the thirty-nine week period ended November 1, 1997.

4. In February, 1997 the Financial Accounting Standards Board issued "Statement of Financial Accounting Standards No. 128, Earnings per Share" ("FAS 128"). This pronouncement will be effective for the Company's financial statements for the year-ended January 31, 1998. FAS 128 will supersede the pronouncement of the Accounting Principles Board ("APB") No.
     15. FAS 128 eliminates the calculation of primary earnings per share and requires the disclosure of Basic Earnings per Share and Diluted Earnings per Share (formerly referred to as fully diluted earnings per share), if applicable. As the Company has recorded net losses for the three and nine month periods ended November 1, 1997 and November 2, 1996, any common stock equivalents would be anti-dilutive; therefore primary earnings per common share, as presented on the consolidated statement of operations is equivalent to Basic Earnings per Share and Diluted Earnings per Share, as prescribed by FAS 128.

5. On September 22, 1997 the Company entered into a new revolving credit agreement. The agreement provides for borrowings of up to $75 million for letters of credit and working capital, as long as the Company meets a borrowing base test equal to 50% of the amount of eligible inventory and outstanding documentary letters of credit (increasing to 65% June through July and to 75% August through November). Letters of credit under the agreement may not exceed $40 million. The revolving credit agreement requires the Company to have no more than $10 million in borrowings (excluding letters of credit) outstanding for one 30 consecutive day period during the December 15 to April 30 period. Borrowings outstanding under this facility bear interest, based on election by the Company, equal to the agent bank's base lending rate or the Eurodollar rate for the applicable period plus an additional 1.0%, 1.25% or 1.5% depending on the applicable cash flow coverage ratio. In addition, the Company is obligated to pay a fee of 0.25% or 0.30% on the unused portion of the commitment and 0.50%, 0.625% or 0.75% on documentary letters of credit (depending of the applicable cash flow coverage ratio). The facility expires July 31, 2002. At the Lender's option, all positive cash balances held by the Lender's banks may be applied to the outstanding balance of the revolving line of credit. The revolving credit agreement contains a number of restrictive covenants, including limitations on incurring additional indebtedness, granting liens, selling assets, engaging in mergers and other similar transactions, engaging in new business lines and making capital expenditures. In addition, the agreement prohibits the paying of cash dividends on common stock and requires that the Company maintain certain financial ratios, including tests pertaining to net worth, ratio of liabilities to net worth and cash flow coverage.

                                BROOKSTONE, INC.

                    Management's Discussion and Analysis of
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR
     THE THIRTEEN WEEK AND THIRTY-NINE WEEK PERIODS ENDED NOVEMBER 1, 1997


Results of Operations
---------------------

     For the thirteen week and thirty-nine week periods ended November 1, 1997, net sales increased 11.1% and 10.6% respectively over the comparable periods last year. Comparable store sales for the thirteen week and thirty-nine week periods increased 4.5% and 3.3% respectively. The sales increase reflects the results of opening six new stores during the fourth quarter of Fiscal 1996 and 12 new stores during Fiscal 1997 offset by the closing of one store in Fiscal 1997. The total Brookstone stores open at the end of the thirty-nine week period ended November 1, 1997 was 170 versus 153 at the end of the comparable
period in Fiscal 1996.   Mail order sales decreased 14.7% and 16.6% for the same
thirteen and thirty-nine week periods. This decrease was primarily the result of decreased catalog circulation.

     Gross Profit as a percentage of net sales was 26.4% and 28.2% for the thirteen and thirty-nine week periods ended November 1, 1997, versus 27.3% and 29.0% for the comparable periods last year. The decrease in the percentage is primarily the result of an increase in occupancy costs as a result of the new stores opened and the renewal of certain leases after the expiration of their original term subsequent to the third Fiscal quarter of 1996.

     Selling, general and administrative expenses as a percentage of net sales were 41.4% and 38.9% for the thirteen and thirty-nine week periods ended November 1, 1997 versus 41.8% and 40.2% for the comparable periods last year. The decrease in the percentage is primarily the result of reduced costs related to catalog production/distribution and a reduction in costs of shipping to customers.

     Net interest expense for the thirteen week and thirty-nine week periods ended November 1, 1997, was $333,000 and $639,000, compared to $325,000 and $565,000 during the comparable periods last year. The increase for these thirteen and thirty-nine week periods is related to increased borrowings under the revolving credit agreement during comparable periods for Fiscal 1997 compared with Fiscal 1996.

     As a result of the foregoing, the Company reported a net loss of $3,733,000 or $0.48 per share, for the thirteen week period ended November 1, 1997, as compared to a net loss of $3,281,000 or $0.42 per share, for the comparable period last year. For the thirty-nine week period ended November 1, 1997 the Company reported a net loss of $7,964,000 or $1.02 per share, compared to a net loss of $7,474,000 or $0.97 per share, for the comparable period last year.


Liquidity and Capital Resources
-------------------------------

   For the thirty-nine week, ended November 1, 1997, net cash used by operating activities totaled $22.3 million, reflecting primarily the net loss, purchase of merchandise inventories, and payment of income taxes. Cash used for investment activities during the thirty-nine weeks of Fiscal 1997 amounted to $5.9 million associated with the purchase of property and equipment. Cash provided by financing activities during the thirty-nine weeks of Fiscal 1997 amounted to $20.1 million, primarily derived from borrowings under the Company's revolving credit agreement.

   For the thirty-nine week period ended November 2, 1996, net cash used by operating activities totaled $26.9 million, primarily reflecting the net loss, purchase of merchandise inventories and payment of income taxes. Cash used for investment activities during the thirty-nine week period of Fiscal 1996 amounted to $5.9 million, associated with the purchase of property and equipment. Cash provided by financing activities during the thirty-nine week period of Fiscal 1996 amounted to $23.2 million, derived primarily from borrowings under the Company's revolving credit agreement.

Merchandise inventories were $48.0 million at November 1, 1997 compared to inventories of $31.3 million at February 1, 1997, advance of the 1997 winter holiday selling season. Accounts payable were $19.7 million at November 1, 1997 compared to $8.6 million at February 1, 1997 as a result of increased product purchases in advance of the 1997 winter holiday selling season.

Cash used for property and equipment investments principally related to the remodeling of 5 retail stores and the opening of 12 new stores during the 39 weeks ended November 1, 1997. The Company anticipates opening approximately 18 new stores and remodeling approximately 7 stores during Fiscal 1997.

The Company maintains a revolving credit agreement to finance inventory purchases, which historically peak in the third quarter in anticipation of the holiday selling season. At November 1, 1997, the Company had $20.0 million in outstanding borrowings under its revolving credit agreement, and at November 2, 1996, it had $23.0 million outstanding. In addition, the Company had $14.2 million in outstanding documentary Letters of Credit at November 1, 1997 and $10.3 million at November 2, 1996. On September 22, 1997 the Company entered into a Revolving Credit Agreement that increases borrowings available to the Company to a maximum of $75 million over the next five years (the "New Credit Agreement" [see note number 5 to `Notes to Consolidated Financial Statements']).

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

           None

Item 5:    OTHER INFORMATION
           -----------------

           None

Item 6:    EXHIBITS AND REPORTS ON FORM 8-K
           --------------------------------

       A)  Exhibits

           10.25 - Revolving Credit Agreement dated as of September 22, 1997, among the Company, Brookstone Company, Inc. ("BCI") and Brookstone Stores, Inc. and BankBoston N.A. as agent for the lenders (filed herewith).

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



                             Brookstone, Inc.
                             ----------------
                               (Registrant)



                             /s/  Philip W. Roizin
                             ---------------------------------
December 15, 1997                        (Signature)
         ---

                            Philip W. Roizin
                            Executive Vice President Finance and Administration, Treasurer and Secretary
                            (Principal Financial Officer
                            and duly authorized to sign on behalf of registrant)