Form 10-K405
period 1998-01-31
BROOKSTONE INC
filed 1998-05-01
CIK 830134

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K

            (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended January 31, 1998

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

                    -------------------------------------

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X    No
    ---      ---

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. (X)
            ---

  The aggregate market value of the voting stock held by non-affiliates of the registrant on April 9, 1998 was $96,424,454
                                -----------

  The number of shares outstanding of the registrant's Common Stock, $.001 par value, as of April 9, 1998, was 7,871,384 shares.
                               ----------

                      Documents Incorporated By Reference

Portions of the registrant's Proxy Statement for its 1998 Annual Meeting of Stockholders are incorporated by reference in Part III hereof.

                     Table of Exhibits appears on Page 47.

                                BROOKSTONE, INC.
                                ----------------


                          1997 FORM 10-K ANNUAL REPORT

                               Table of Contents


                                                                                            Page No.
                                                                                            --------
Item 1....Business                                                                               3
Item 2....Properties                                                                            12
Item 3....Legal Proceedings                                                                     13
Item 4....Submission of Matters to a Vote of Securities Holders                                 13
Item 4A...Executive Officers of the Registrant                                                  13
Item 5....Market for Registrant's Common Equity and Related Stockholders Matters                15
Item 6....Selected Financial Data                                                               15
Item 7....Management's Discussion and Analysis of Financial Condition and Results of Operations 17
Item 8....Financial Statements and Supplementary Data                                           23
Item 9....Changes in and Disagreements with Accountants on Accounting and Financial Disclosure  23
Item 10...Directors and Executive Officers of the Registrant                                    23
Item 11...Executive Compensation                                                                24
Item 12...Security Ownership of Certain Beneficial Owners and Management                        24
Item 13...Certain Relationships and Related Transactions                                        24
Item 14...Exhibits, Financial Statement Schedules and Reports on Form 8-K                       24

Exhibits Filed Herewith:
------------------------
Exhibit 11       Calculation of Earnings Per Share                                              52
Exhibit 23.1     Consent of Price Waterhouse LLP                                                53
Exhibit 27       Financial Data Schedule                                                        54

ITEM 1.  Business

     Brookstone is a nationwide specialty retailer offering an assortment of consumer products which are functional in purpose, distinctive in quality and design and not widely available from other retailers. Brookstone's merchandise includes personal care products, lawn and garden tools, household products, leisure and recreational products, and specialty tools. The Company offers approximately 750 active stockkeeping units ("SKUs") at any given time. In addition to the full-year stores, Brookstone operates temporary stores and kiosks during the winter holiday season and the period between Memorial Day and Labor Day. Brookstone sells its products through 178 full-year stores in 36 states and the District of Columbia. Brookstone also operates a direct marketing business which includes its traditional Hard-To-Find Tools catalog and its Brookstone Collection catalog as well as an interactive Internet site.

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


Merchandising and Marketing


     Merchandising. Brookstone seeks to be a leader in identifying and selling products which are functional in purpose, distinctive in quality and design and not widely available from other retailers. Brookstone's products are intended to make some aspect of the user's life easier, better, more enjoyable or more comfortable. A large percentage of the Company's products bear the Brookstone name in an effort to reinforce its franchise value and generate customer loyalty.

     The following lists the Company's four product worlds and twenty-four current product categories:


Lawn & Garden       Health & Fitness       Home & Office      Travel & Auto
Backyard Leisure     Personal Care          Audio/Video       Automobile
Garden               Personal Accessories   Optical           Travel
Outdoor Games        Home Comfort           Wine              Safety/Security
Christmas            Household              Kitchen           Lighting
Pool / Beach         Bedding                Games             Tools
Watches              Massage                Stationery
Time / Weather

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

     Brookstone prices its products to be affordable to the typical mall shopper. The majority of the Company's products are priced at less than $40.00, although the items in its stores are priced in a range from $5.00 to approximately $3,300.00. Brookstone closely monitors gross profit dollar contribution by SKU and adjusts merchandise displays accordingly on a monthly basis.

     The Company's success depends to a large degree upon its ability to introduce new or updated products in a timely manner. The Company's policy is to replace or update approximately 30% of the items in its merchandise assortment every year in order to maintain customer interest through the freshness of its product selections and to help further establish Brookstone as a leader in identifying high quality, functional products which are not widely available from other retailers. While the average sales life of Brookstone products is between two and four years, the sales life of certain products have a significantly shorter life, as initial sales levels of such products are not maintained.

     The Brookstone Store. Brookstone believes its retail stores are distinctive in appearance and in the shopping experience they provide. The Company emphasizes the visual aspects of its merchandise presentation and the creation of a sense of "theater" in its stores. Recognizing the functional nature of many of its products, Brookstone strives to present its merchandise in a manner that will spark the interest of shoppers and encourage them to pick up sample products. At least one sample of each product is removed from its packaging and displayed along with an information card which highlights the features and benefits of the product in an easy-to-read format. Special signs and displays give prominence to selected products which the Company believes will have particular appeal to shoppers. The Company's existing stores occupy an average of approximately 3,400 square feet, approximately 2,500 of which is selling space.

     During Fiscal 1995 the Company introduced a new prototype store design. While maintaining many of the characteristics of the Company's previous format, these stores are more inviting and easier to shop. The updated fixtures provide increased flexibility in both display methods and storage capacity, and have provided the opportunity to reduce the percentage of the total store space allocated to backroom storage by approximately 15%. Beginning in Fiscal 1996, all of the Company's new stores, and certain stores targeted for remodeling, reflect the new format. At the end of Fiscal 1997, 35% of the Company's retail stores were in the new design. In addition, beginning in 1998, the Company expects to retrofit certain of its existing stores by replacing some of each store's fixtures with elements of the new store prototype.

     Seasonal Stores. Brookstone's seasonal stores are open during the holiday selling season and, for the first time in Fiscal 1997, were open during the summer tourist season. These include both kiosks positioned in common areas of shopping malls and other retail sites and temporary stores set up within vacant retail in-line space. These locations are designed to carry a limited line of the Company's most popular, gift-oriented merchandise. The typical Brookstone kiosk is a temporary structure of approximately 160 square feet, which can carry approximately 120 SKUs. The typical temporary store has approximately 1,500 square feet and is designed to carry up to 300 SKUs. Both kiosks and temporary stores are built with reusable, portable and modular materials.

     Marketing. The Company's principal marketing vehicle is the Brookstone store. Brookstone's eye-catching new prototype and traditional store window displays are designed to attract shoppers into its stores by highlighting products that are anticipated to be of particular interest to customers and are appropriate to the season. In addition, the Company creates in-store displays of many of its key products in attractively gift-wrapped packages to provide added convenience to its customers, particularly during its two busiest selling periods, Christmas and Father's Day. The Company's merchandising strategy does not depend on price discounting.


Product Sourcing


     Brookstone continually seeks to identify and introduce new products which meet its quality and profitability standards. Brookstone employs six specialized merchandise buyers who travel worldwide visiting trade shows, manufacturers and inventors in search of new products for Brookstone's stores. The Company has product development offices in Hong Kong, Paris, France, Taiwan and Japan.
These offices provide the Company with important venues for developing relationships with manufacturers, allowing it to monitor and maintain quality standards throughout the development and manufacturing process.

     Those products meeting the Company's initial merchandise selection criteria are tested and reviewed by the Company's quality control department. Company associates home-test most products as part of this quality control review. Once a product has been approved, Brookstone begins negotiations with the product's vendor to secure a source of supply. When determining which products to introduce, the Company takes into account the probable cost of the product relative to what the Company believes the product's appropriate selling price will be, as well as whether the vendor expects to distribute the product through mass merchant channels, thereby diluting the sense of uniqueness which Brookstone seeks to convey to its customers. While the time between the approval of a new product and its introduction in the stores varies widely, the typical period is between two and four months. For products designed by the Company, the period from conception of the idea to introduction in the stores can be significantly longer.

     Brookstone currently conducts business with approximately 800 vendors, of which approximately 200 are located overseas. No single vendor supplied products representing more than 9% of net sales in Fiscal 1997, and the largest 10 vendors represented approximately 36% of net sales for such year. Although the Company's sales are not dependent on any single vendor, there can be no assurance that the Company's operating results would not be adversely affected if any of its 10 largest vendors were unable to continue to fill the Company's orders for such vendor's products.


Store Operation and Training


     The Company's stores are supervised by three regional managers and 12 district managers. A typical store is supervised by a store manager, an assistant store manager and a second assistant store manger, and also employs approximately ten to fifteen full- and part-time sales associates, depending upon the time of year. Store associates are trained to inform and assist customers in the features, benefits and operation of Brookstone merchandise. Store associates receive weekly product updates from the Company's headquarters, which highlight both new and other selected products. Brookstone has developed incentive compensation programs for regional, district, store, and assistant store managers which reward individual and store performance.

     The Company uses "Closing Strong", a selling skills program designed to train all associates in the art of identifying and qualifying customers, and in closing the sale. The program focuses on generating incremental sales through increasing demo sales, units per transaction and big ticket sales.


Expansion Strategy


     Brookstone currently operates 178 stores in 36 states and the District of Columbia. Brookstone's stores are primarily located in high traffic regional malls, as well as in central retail districts and multi-use specialty projects, such as Copley Square in Boston, and South Street Seaport and Rockefeller Center in New York City. In 1997, Brookstone also opened stores in three airports.

     Brookstone locates its stores in areas which are destinations for large numbers of shoppers and which reinforce the Company's quality image. To assess potential new mall locations, Brookstone applies a stringent set of financial as well as other criteria to determine the overall acceptability of a mall and the optimal locations within it. Non-mall locations are selected based on the level and nature of retail activity in the area. Brookstone believes that its distinctive store and innovative merchandise provide a unique shopping experience , which makes it a desirable tenant to regional mall developers and other prospective landlords. The Company's new stores average approximately 3,500 square feet, approximately, 2,700 of which is selling space.

     Brookstone's store expansion strategy is to open stores in existing markets, where it can build on its name recognition and achieve certain operating economies of scale, and in new markets where management believes it can successfully transport Brookstone's unique positioning and strategy. Brookstone closed one store in each of Fiscal 1997, Fiscal 1996 and Fiscal 1995, two stores in Fiscal 1994 and one store in Fiscal 1993. Brookstone opened 19 stores in Fiscal 1997 (including three airport stores), 16 stores in Fiscal 1996, 14 stores in Fiscal 1995, 22 stores in Fiscal 1994, and 13 stores in Fiscal 1993. The Company has identified more than 100 additional existing malls in the United States, which meet its current site selection criteria. The Company plans to open approximately 20 - 30 new stores (including up to 9 airport locations) in Fiscal 1998. Airport stores are expected to be 600 to 2000 square feet in size and will carry a limited assortment of the Company's products. Brookstone continually monitors individual store profitability and will consider closing any stores that do not meet its performance criteria. The Company anticipates closing three to five stores prior to the end of Fiscal 1998.

     Brookstone operated 138 seasonal stores (including 75 kiosks and 63 temporary stores) during the 1997 holiday selling season, 121 seasonal stores (including 62 kiosks and 59 temporary stores) during the 1996 holiday selling season and 125 seasonal stores (including 78 kiosks and 47 temporary stores) during the 1995 holiday selling season. Brookstone plans to operate approximately 100 seasonal stores during the 1998 holiday season based on the availability of acceptable sites. During the summer selling season of Fiscal 1997, the Company tested 13 temporary stores in resort locations. Based on this test, the Company plans to operate approximately 50 temporary stores during the summer selling season of Fiscal 1998. These seasonal stores carry a selection of Brookstone items targeted to meet the needs and desires of vacationers and tourists. Use of seasonal stores also provides the Company the ability to test retail sites during the period of the year when customer traffic and sales prospects are greatest. In certain cases seasonal stores may be operated at a mall where there is a Brookstone retail store.


Mail Order


     Brookstone was founded in 1965 as a mail order marketer of hard to find tools. The Company's mail order business has focused primarily on its original Hard-To-Find Tools catalog which offers hard-to-find tools and other household and personal products. In Fiscal 1997 the direct marketing business accounted for approximately 12% of the Company's net sales as compared to approximately 14% of the Company's net sales in Fiscal 1996.

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

     The Company also produces the Brookstone Collection catalog, which offers a selection of merchandise generally available in the Company's retail stores. The Brookstone Collection catalog is usually distributed before Father's Day and Christmas, the Company's two busiest selling seasons. The Brookstone Collection catalog is mailed to persons with demographic profiles similar to those of buyers in the Company's stores.

     In Fiscal 1997 Brookstone mailed a total of approximately 22 million catalogs, with 19 separate mail dates. In addition, during Fiscal 1997, Brookstone also promoted products via SkyMall (an in-flight selection of catalogs available on many U.S. airlines). Orders for SkyMall are taken by SkyMall, and transmitted to the Company's distribution center, where they are fulfilled.

     During Fiscal 1997, Brookstone created an internet-based commerce-enabled site at www.Brookstoneonline.com, featuring an offering of current products from both the Hard-To-Find-Tools and Brookstone Collection catalogs.

     Brookstone employs a five-person merchandising team that is dedicated exclusively to identifying products for the Company's Hard-To-Find-Tools catalog. The approval process for new Hard-To-Find-Tools products is similar to the approval process for new products in the Company's stores. A dedicated buyer selects products for the Brookstone Collection catalog from the product assortment available in the Company's stores, plus catalog-exclusive product in existing categories. Products for both catalogs are chosen based on their previous or estimated mail order productivity.

       The Company also employs a three-person marketing team responsible for list selection, management of marketing offers and tests of catalog activity. In-bound telemarketing and fulfillment are handled primarily by the Company's Mexico, Missouri distribution and call centers.


Distribution and Management Information Systems


     The Company operates a single 181,000 square foot distribution facility located in Mexico, Missouri. Nearly all of the Company's inventory is received and distributed through this facility, which supports both the retail store and mail order distribution systems. The Company maintains an inventory of products in the Distribution Center in order to ensure a sufficient supply for sale to customers. Distributions to stores are made, at a minimum, on a weekly basis via UPS. Distributions to mail order customers are made daily via UPS and the U.S. Postal Service. The facility also houses the Company's mail order call center.

     The efficient coordination of inventory planning, inventory logistics and store operations continues to be a primary focus for the Company. In Fiscal 1996, the Company completed the implementation of new distribution control software, along with implementation of a sales forecasting system. These systems, along with the store based point-of -sale system, provide daily tracking of item activity and availability to the Company's inventory allocation and distribution teams.

     Additionally, the Company implemented an inventory planning and distribution requirements planning client-server based system during Fiscal 1997. This system uses weekly sales forecasts by SKU and selling location to determine inventory replenishment requirements, and will recommend inventory purchases to the merchandise procurement team.


Seasonality


     The Company's sales in the second fiscal quarter are generally higher than sales during the first and third quarters as a result of sales in connection with Father's Day. The fiscal fourth quarter, which includes the Holiday selling season, has historically produced a disproportionate amount of the Company's net sales and all or substantially all of its income from operations.

     The seasonal nature of the Company's business increased in Fiscal 1997 and is expected to continue to increase in Fiscal 1998 as the Company opens additional retail stores and continues its program to operate a significant number of small, temporary locations during the holiday selling season. In Fiscal 1997, most of the Company's new stores were opened in the second half of the fiscal year.


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


Employees


     As of April 9, 1998, Brookstone had 890 regular full-time associates, of which 519 were salaried staff and 371 were hourly workers. As of such date, the Company also employed an additional 1,186 part-time associates and 331 temporary hourly workers. The Company regularly supplements its workforce with temporary workers, especially in the fourth quarter of each year to service increased customer traffic during the peak Holiday season. The Company believes that the success of its business depends, in part, on its ability to attract and retain qualified personnel. None of Brookstone's employees are represented by labor unions, and Brookstone believes its employee relations are excellent.


Trademarks


     The Company's "BROOKSTONE" trademark has been registered in various product classifications with the United States Patent and Trademark Office.


Year 2000 Software Compliance


     The Company has and will continue to make certain investments in its software systems and applications to ensure the Company is year 2000 compliant. A program was established in 1997 to coordinate the identification, evaluation, and implementation of any necessary changes to computer systems, applications, and business processes. The costs associated with this effort are expected to be incurred through Fiscal 1999 and the financial impact to the Company of becoming so compliant has not to date been, and is not anticipated to be, material to its financial position or results of operations in any given year.


Outlook: Important Factors and Uncertainties


     The Private Securities Litigation Reform Act of 1995 (the "Act") provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about themselves without fear of litigation so long as the forward-looking information is accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those set forth in the forward-looking statement. Statements in this 1997 Annual Report on Form 10-K which are not historical facts, including statements about the Company's or management's confidence or expectations, seasonality of the Company's future sales and earnings, plans for opening new stores and other retail locations, introduction of new or updated products, opportunities for sales growth or cost reductions and other statements about the Company's operational outlook, are forward-looking statements subject to risks and uncertainties that could cause actual results to vary materially. The following are important factors, among others, that should be considered in evaluating these forward-looking statements:

     Concentration of Sales in Christmas Season. A high percentage of the Company's annual sales and all or substantially all of its annual income from operations have historically been attributable to the Christmas selling season. In addition, like many retailers, the Company must make merchandising and inventory decisions for the Christmas selling season well in advance of actual sales. Accordingly, unfavorable economic conditions and/or deviations from projected demand for products during this season could have a material adverse affect on the Company's results of operations for the entire fiscal year. While the Company anticipates implementing certain measures to improve its results during periods outside of the Christmas selling season (including opening stores in airports and temporary stores in summer resort locations), the Company expects that its annual results of operations will remain dependent on the Company's performance during the Christmas selling season.

     Dependence on Innovative Merchandising. Successful implementation of the Company's merchandising strategy depends on its ability to introduce in a timely manner new or updated products which are affordable, functional in purpose, distinctive in quality and design and not widely available from other retailers. If the Company's products or substitutes for such products become widely available from other retailers (especially department stores or discount retailers), demand for these products from the Company may decline or the Company may be required to reduce their retail prices. A decline in the demand for, or a reduction in the retail prices of, the Company's important existing products can cause fluctuations in the Company's sales and profitability if the Company is unable to introduce in a timely fashion new or replacement products of similar sales levels and profitability.

     New Stores and Temporary Locations. The Company's ability to open new stores, including airport locations, and to operate its temporary location program successfully depend upon, among other things, the Company's capital resources and its ability to locate suitable sites, negotiate favorable rents and other lease terms and implement its operational strategy. In addition, because the Company's store designs must evolve over time so that the Company may effectively compete for customers in top malls, airports and other retail locations, actual store-related capital expenditures may vary from historical levels (and projections based thereon) due to such factors as the scope of remodeling projects, general increases in the costs of materials and unusual product display requirements.

     Competition. The Company faces intense competition for customers, personnel and innovative products. This competition comes primarily from other specialty retailers, department stores, discount retailers and mail order marketers. Many of the Company's competitors have substantially greater financial, marketing and other resources than the Company.

     Retention of Qualified Employees. The Company's success depends upon its ability to attract and retain highly skilled and motivated, full-time and temporary associates with appropriate retail experience to work in management and in its stores and temporary locations. Because of the limited time periods during which temporary locations are open each year, the availability of suitable associates for such locations is limited.

     Seasonal Fluctuation of Operating Results. The Company's quarterly results of operations fluctuate based upon such factors as the amount and timing of sales contributed by new stores, the success of its temporary location program, capital expenditures and the timing of catalog mailings and associated expenses.

     Centralized Distribution. The Company conducts all of its distribution operations and a significant portion of its mail order processing functions from a single facility in Mexico, Missouri. A disruption in operations at the distribution center may significantly increase the Company's distribution costs.

     Mail Order Costs. Increases in the costs of printing and mailing catalogs could have an adverse affect on the Company's mail order business.

     Foreign Vendors. The Company is purchasing an increasing portion of its merchandise from foreign vendors. Although management expects this strategy to increase profit margins for these products, the Company's reliance on such vendors subjects the Company to associated legal, social, political and economic risks, including import, licensing and trade restrictions.

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


Adoption of Accounting Standards


     In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income", which requires that an enterprise report, by major components and as a single total, the change in its net assets during the period from non-owner sources; and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", which establishes annual and interim reporting standards for an enterprise's operating segments and related disclosures about its products, services, geographic areas and major customers. In February 1998, FASB issued SFAS No. 132 "Employers' Disclosures about Pensions and Other Postretirement Benefits", which revises and standardizes employers' disclosures about pension and other postretirement benefit plans. Adoption of these standards is effective for the Company's fiscal years ending after January 31, 1998. The Company believes adoption of these standards will not impact the Company's consolidated financial position, results of operations or cash flows, and any effect will be limited to form and content of its disclosures.


ITEM 2.   Properties


     Brookstone leases all of its retail stores. Retail store leases have an average initial term of 12 years. As of April 9, 1998, the unexpired terms under the Company's then existing store leases averaged 7 years. Store leases typically permit Brookstone to terminate the lease after five years if the store does not achieve specified levels of sales. In most cases, the Company pays a minimum fixed rent plus a contingent rent based upon net sales of the store in excess of a certain threshold. The Company does not believe the termination of any particular lease would have a material adverse effect on the Company. The following chart describes the number of store leases which will expire in the periods indicated:


            YEAR                              LEASES EXPIRING
            ----                              ---------------
            1998                                     13
            1999                                      7
            2000                                     18
            2001                                      9
            2002                                     12
            2003 and thereafter                     119

     The space for a seasonal store is leased only for the period during which the temporary location will be operating. Generally, each such location is leased only for the season in question, although certain agreements have been reached with landlords covering more than a single season. The Company generally pays a minimum fixed rent for each temporary location plus a contingent rent based upon net sales in excess of a certain threshold.


ITEM 3.   Legal Proceedings


     Brookstone is involved in various routine legal proceedings incidental to the conduct of its business. The Company believes that none of these legal proceedings will have a material adverse effect on Brookstone's financial condition or results of operations.


ITEM 4.   Submission of Matters to a Vote of Security Holders


     No matters were submitted to a vote of security holders of the Company during the fourth quarter of Fiscal 1997.


ITEM 4A.  Executive Officers of the Registrant

     The executive officers of the Company are as follows:

NAME                         AGE    PRESENT POSITION
-------------------------   -----   --------------------------
Michael F. Anthony            43    President and Chief Executive Officer
Philip W. Roizin              39    Executive Vice President, Finance &
                                    Administration
Alexander M. Winiecki         50    Senior Vice President, Store Operations
Jo-Ann B. Karalus             52    Vice President, Human Resources
Steven C. Strickland          35    Vice President, Marketing
Michael J. Turner             35    Vice President, Direct Marketing

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


PART II.


ITEM 5.  Market for Registrant's Common Equity and Related Stockholders Matters.

     Stock exchange listing: The Company's common stock trades on the NASDAQ National Market tier of The NASDAQ Stock Market under the Symbol: BKST

--------------------------------------------------------------------------------

     Common Stock:       Fiscal 1996                        Fiscal 1997
                         -----------                        -----------
                 Quarter        High   Low          Quarter        High   Low
                 ---------------------------        ----------------------------
                 First        $ 9.63  $5.63         First        $ 9.38  $ 7.75
                 Second       $12.00  $9.13         Second       $ 9.00  $ 8.25
                 Third        $12.00  $9.63         Third        $13.13  $ 8.88
                 Fourth       $11.13  $7.88         Fourth       $12.50  $10.50

--------------------------------------------------------------------------------

     As of April 9, 1998, there were 7,871,384 shares of Common Stock, $.001 par value per share, outstanding and held of record by 213 stockholders.


ITEM 6.   Selected Financial Data


     The selected financial data for the five years ended January 31, 1998, may be found on the following page of this document.

                                Brookstone, Inc.
                             Selected Financial Data
               (In thousands, except operating and per share data)



                                                                                   Fiscal
                                                           -------------------------------------------------------
                                                                1997      1996      1995 *      1994       1993
       -----------------------------------------------------------------------------------------------------------
       Income Statement Data:
       Net sales                                              $239,866  $218,044   $196,333   $167,575   $143,734
       Cost of sales                                           151,633   137,612    123,413    102,298     84,176

          Gross profit                                          88,233    80,432     72,920     65,277     59,558
       Selling, general and administrative expenses             75,023    69,856     64,328     55,837     46,546
       Loss on sale of Peterborough facility (1)                    --        --         --         --        590

       Income from operations (2)                               13,210    10,576      8,592      9,440     12,422

       Interest expense, net                                     1,084       885        845        648        651
       Provision for income taxes                                4,778     3,818      3,130      3,649      4,873

       Income before extraordinary gain                          7,348     5,873      4,617      5,143      6,898

       Net income (3)                                           $7,348    $5,873     $4,617     $5,143     $9,972
       -----------------------------------------------------------------------------------------------------------
       Earnings per share: Basic
       Income before extraordinary gain                          $0.94     $0.76      $0.60      $0.68      $0.99

       Earnings per share (2) (3)                                $0.94     $0.76      $0.60      $0.68      $1.43
       -----------------------------------------------------------------------------------------------------------
       Earnings per share: Diluted
       Income before extraordinary gain                          $0.91     $0.73      $0.58      $0.66      $0.88

       Earnings per share (2) (3)                                $0.91     $0.73      $0.58      $0.66      $1.27
       -----------------------------------------------------------------------------------------------------------
       Weighted average shares outstanding - Basic               7,824     7,744      7,662      7,530      6,957
       Weighted average shares outstanding - Diluted             8,119     8,061      7,973      7,849      7,838

       Operating Data: (UNAUDITED)
       ---------------
       Increase in same store sales (4)                           3.6%      5.6%    2.2% **       0.3%       8.1%
       Net sales per square foot of selling space (5)             $469      $461       $452       $463       $472
       Number of stores:
          Beginning of period                                      159       144        131        111         98
          Opened during period                                      19        16         14         22         14
          Closed during period                                       1         1          1          2          1
          End of period                                            177       159        144        131        111
       Number of holiday seasonal stores                           138       121        125        103         55

       Balance Sheet Data (at period end):
          Total Assets                                        $105,318   $87,261    $77,757    $72,553    $65,581
          Long-term debt, excluding current portion              2,698     2,784      2,863      2,936      2,999
          Total shareholders' equity                            61,766    53,957     47,714     42,756     36,124
       *Fifty-three week year  **Based upon fifty-two weeks


(1) This loss consists of a non-cash charge incurred to reflect the sale of the Peterborough facility at less than book value.
(2) Excluding the loss on the sale of the Peterborough facility, income from operations in Fiscal 1993 would have been $13,012 and pro forma income per share before extraordinary gain would have been $1.04 (basic) and $0.92 (diluted).
(3) In Fiscal 1993, the Company recognized an extraordinary gain of $3.1 million, or $0.44 per share (basic) or $0.39 per share (diluted), attributed to the cancellation of future interest in connection with the repayment of certain indebtedness.
(4) Same store sales are calculated using net sales of stores which were open for the full current period and the entire preceding fiscal year.
(5) Net sales per square foot of selling space are calculated using net sales generated from stores open for the entire fiscal period divided by the square feet of selling space of such stores. Selling space does not include stock rooms.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.


Results of Operations
---------------------

The following table sets forth certain financial data of the Company expressed as a percentage of net sales for Fiscal 1997, Fiscal 1996 and Fiscal 1995.
--------------------------------------------------------------------------------

                                     Fiscal Year
                            ---------------------------
                              1997      1996      1995
                              ----      ----      ----
Net sales                     100.0%    100.0%    100.0%

Cost of sales                 63.2       63.1      62.8
                             -----      -----     -----
Gross profit                  36.8       36.9      37.2

Selling, general and
  administrative expenses     31.3       32.0      32.8

Income from operations         5.5        4.9       4.4
Interest expense, net          0.4        0.4       0.4
                              ----       ----      ----

Income before taxes            5.1        4.5       4.0
Provision for income taxes     2.0        1.8       1.6
                              ----       ----      ----

Net income                     3.1%       2.7%      2.4%
                              ----       ----      ----
--------------------------------------------------------------------------------


Fifty-two weeks ended January 31, 1998 versus Fifty-two weeks ended February 1,
-------------------------------------------------------------------------------
1997
----
Net sales for Fiscal 1997 increased by $21.8 million, or 10.0%, over Fiscal 1996 as the result of a $24.0 million, or 12.8%, increase in retail sales, partially offset by a $2.2 million, or 7.4%, decrease in mail order sales. Of the increase in retail sales, $10.2 million was attributable to the opening of 19 new stores (16 full line stores and 3 airport stores), $7.8 million to additional sales from the operation of 16 stores for the full year in Fiscal 1997 that were only open for a portion of Fiscal 1996, and $6.3 million was attributable to a 3.6% increase in same store sales. The retail sales increase also included $0.4 million in sales primarily attributable to operating 13 temporary summer locations for the first time during Fiscal 1997 and operating 138 temporary winter holiday locations for Fiscal 1997, versus 121 such locations in Fiscal 1996. Partially offsetting such sales increases was the loss of $0.7 million in sales from the closing of one store during Fiscal 1996. The $2.2 million, or 7.4%, decrease in mail order sales reflects a decrease of $2.8 million, or 11.2%, in sales from the Hard-to-Find-Tools catalog partially offset by a $0.6 million increase in sales from the Brookstone Collection catalog. The decrease in mail order sales was partially driven by a 5.1% decrease in catalog circulation.

Gross profit as a percentage of net sales decreased 0.1% to 36.8% in Fiscal 1997 compared to 36.9% in Fiscal 1996. The decrease was primarily due to a 0.4 percentage point increase in occupancy cost, offset by a reduction in net material costs as a percentage of net sales. The primary reasons for the increase in occupancy cost were the opening of 19 new stores in Fiscal 1997 and the operation of 16 stores for the full year in Fiscal 1997 that were only open for a portion of Fiscal 1996. The impact of these store openings was largely mitigated by strong same store sales growth in Fiscal 1997. The net material cost rate decreased 0.3 percentage points in Fiscal 1997. The Company anticipates that occupancy costs as a percent of net sales will continue to rise as a result of new stores and lease renewals at higher rents.

Selling, general and administrative expenses increased $5.1 million to $75.0 million in Fiscal 1997 from $69.9 million in Fiscal 1996, and decreased as a percentage of net sales to 31.3% in Fiscal 1997 from 32.0% in Fiscal 1996. This $5.1 million increase includes a $3.7 million increase for operating expenses associated with new stores opened in Fiscal 1997 and stores open for the full year in Fiscal 1997 that were only open for a partial year in Fiscal 1996 and a $2.2 million increase in compensation and benefits to support the base business and distribution center. These increases were partially offset by decreases primarily attributable to improved customer delivery expense and a decrease in catalog costs as a result of decreased circulation.

Income from operations was $13.2 million, or 5.5% of net sales, in Fiscal 1997 versus $10.6 million, or 4.9% of net sales, in Fiscal 1996.

Net interest expense increased to $1.1 million, or 0.5% of net sales, in Fiscal 1997 from $885,000, or 0.4% of net sales, in Fiscal 1996 primarily as a result of reduced average cash balances in Fiscal 1997 versus Fiscal 1996. In Fiscal 1997, the Company recorded a provision for income taxes of $4.8 million, or 2.0% of net sales, as compared to $3.8 million, or 1.8% of net sales, in Fiscal 1996, resulting primarily from an increase in pre-tax income.

As a result of the foregoing factors, net income increased to $7.3 million in Fiscal 1997 versus $5.9 million in Fiscal 1996. Net income was 3.1% and 2.7% of net sales in Fiscal 1997 and Fiscal 1996, respectively. Earnings per share on a diluted basis, increased to $0.91 in Fiscal 1997 from $0.73 in Fiscal 1996.

Fifty-two weeks ended February 1, 1997 versus Fifty-three weeks ended February
------------------------------------------------------------------------------
3, 1996
-------
Net sales for Fiscal 1996 increased by $21.7 million, or 11.1%, over Fiscal 1995 as the result of a $20.8 million, or 12.5%, increase in retail sales and a $0.9 million, or 2.9%, increase in mail order sales. Of the increase in retail sales, $10.1 million was attributable to the opening of 16 new stores, $5.3 million to additional sales from the operation of 14 stores for the full year in Fiscal 1996 that were only open for a portion of 1995, and $7.8 million was attributable to a 5.6% increase in same store sales (on a 52 week basis). The retail sales increase also included $0.3 million in sales primarily attributable to improved operations of 121 temporary holiday locations versus 125 locations in Fiscal 1995. Partially offsetting such sales increases were $1.4 million in same stores sales attributable to the fifty-third week of Fiscal 1995, the loss of $0.7 million in sales from the closing of one store during Fiscal 1996, $0.4 million from the temporary closing of two stores during remodeling in Fiscal 1996, and $0.2 million from the test of Tempur-pedic(R) kiosks conducted during Fiscal 1995 and not repeated in Fiscal 1996. The $0.9 million, or 2.9%, increase in mail order sales reflects an increase of $1.2 million, or 4.7%, in sales from the Hard-to-Find-Tools catalog offset by a $0.3 million decrease in sales from the Brookstone Collection catalog. The increase in mail order sales was driven by a 14.2% increase in catalog circulation.

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

As a result of the foregoing factors, net income increased to $5.9 million in Fiscal 1996 versus $4.6 million in Fiscal 1995. Net income was 2.7% and 2.4% of net sales in Fiscal 1996 and Fiscal 1995, respectively. Earnings per share on a diluted basis increased to $0.73 in Fiscal 1996 from $0.58 in Fiscal 1995.


Quarterly Results
-----------------
The following table sets forth certain unaudited quarterly information for Fiscal 1997 and Fiscal 1996, which in the opinion of the Company, has been prepared on the same basis as the

Consolidated Financial Statements. This information includes all adjustments, consisting only of normal recurring adjustments, which management considers necessary for a fair presentation when read in conjunction with the Consolidated Financial Statements, including the notes thereto. The operating results for any quarter are not necessarily indicative of results for any future period.

--------------------------------------------------------------------------------

(Unaudited, in thousands, except per share data)
------------------------------------------------
                                                      Fiscal 1997
                                                      -----------
                                      First      Second       Third      Fourth
                                     Quarter     Quarter     Quarter     Quarter
                                     -------     -------     -------     -------
Net Sales                           $ 33,136    $ 44,848    $ 38,922    $122,960
Gross Profit                           8,187      14,551      10,275      55,220
Income (loss)
     from operations                  (6,122)       (554)     (5,827)     25,713
Net Income (loss)                     (3,773)       (458)     (3,733)     15,312
Earnings (loss) per share:
     Basic                          $  (0.48)   $  (0.06)   $  (0.48)   $   1.95
     Diluted                           (0.48)      (0.06)      (0.48)       1.87

--------------------------------------------------------------------------------

(Unaudited, in thousands, except per share data)
------------------------------------------------

                                                      Fiscal 1996
                                                      -----------
                                      First       Second       Third     Fourth
                                     Quarter      Quarter     Quarter    Quarter
                                     -------     -------     -------     -------
Net Sales                           $ 30,775    $ 39,907    $ 35,022    $112,340
Gross Profit                           8,084      13,046       9,549      49,753
Income (loss)
     from operations                  (5,714)       (965)     (5,090)     22,345
Net Income (loss)                     (3,506)       (686)     (3,281)     13,346
Earnings (loss) per share:
     Basic                          $  (0.45)   $  (0.09)   $  (0.42)   $   1.72
     Diluted                           (0.45)      (0.09)      (0.42)       1.65

--------------------------------------------------------------------------------

The Company's sales in the second fiscal quarter are generally higher than sales during the first and third quarters as a result of sales in connection with Father's Day. The fiscal fourth quarter, which includes the holiday selling season, has historically produced a disproportionate amount of the Company's net sales and all or substantially all of its income from operations.

The seasonal nature of the Company's business increased in Fiscal 1997 and is expected to continue to increase in Fiscal 1998 as the Company opens additional retail stores and continues its program to operate a significant number of small, temporary locations during the holiday selling season. In Fiscal 1997, most of the Company's new stores were opened in the second half of the fiscal year.

Liquidity and Capital Resources
-------------------------------
During Fiscal 1997, the Company generated a total of $13.0 million of cash including $12.5 million from operations and $461,000 from the exercise of stock options and related tax benefits. In addition, the Company's working capital decreased approximately $5.5 million principally from the timing of trade payments as compared to Fiscal 1996. The Company applied $11.4 million to fund capital expenditures. The capital expenditures included $5.5 million for new stores, $3.0 million for remodeling and maintenance in existing stores, $1.1 million for information systems developments, and $1.8 million for distribution center and infrastructure maintenance. The Company's cash position increased $6.3 million from the end of the prior fiscal year, with total cash on hand amounting to $16.9 million.

During Fiscal 1996, the Company generated a total of $12.7 million of cash including $12.3 million from operations, and $370,000 from the exercise of stock options and related tax benefits. The Company applied $9.7 million to fund capital expenditures and $3.7 million for investments in inventory and other working capital items. The capital expenditures included $3.8 million for new stores, $4.4 million for remodeling and maintenance in existing stores, $0.9 million for information systems developments, and $0.6 million for distribution center and infrastructure maintenance. The Company's cash position decreased $757,000 from the end of the prior fiscal year, with total cash on hand amounting to $10.6 million.

The Company's primary short-term liquidity needs consist of financing seasonal merchandise inventory build-ups. The Company's primary sources of financing for such needs are from operations, borrowings under its revolving credit facility and trade credit. The Company's revolving credit facility is typically at low levels from January through April, increases through May as inventory is increased in anticipation of Father's Day, declines in June, increases somewhat through August and sharply increases from September through November to finance purchases of merchandise inventory in advance of the holiday selling season. The Company generally repays all outstanding borrowings under its revolving credit facility prior to Christmas and relies on cash from operations obtained during the holiday selling season until it begins to borrow again under its revolving credit facility the following fiscal year. At January 31, 1998, the Company had no outstanding borrowings under its revolving credit facility, although certain letters of credit in an aggregate amount of approximately $8.6 million were outstanding. During Fiscal 1997, the Company borrowed and repaid a maximum amount of $38.3 million under the revolving credit facility.

The Company's new revolving credit facility, which replaced the Company's previous facility in September 1997 provides for borrowings of up to $75 million for letters of credit and working capital, as long as the Company meets a borrowing base test equal to 50% of the amount of eligible inventory and outstanding documentary letters of credit (increasing to 65% June through July and to 75% August through November). Amounts available for borrowings are reduced by the aggregate amount of outstanding letters of credit, which may not exceed $40 million, and borrowings. The revolving credit agreement requires the Company to have no more than $10 million in borrowings (excluding letters of credit) outstanding for one 30 consecutive day period during the December 15 to April 30 period. Borrowings outstanding under this facility bear interest, at the election by the Company, equal to the agent bank's base lending rate or the

Eurodollar rate for the applicable period plus an additional 1.0%, 1.25% or 1.5% depending on the applicable cash flow coverage ratio (at January 31, 1998 the rate was 6.75%). In addition, the Company is obligated to pay a fee of 0.25% or 0.30% on the unused portion of the commitment and 0.50%, 0.625% or 0.75% on documentary letters of credit (depending on the applicable cash flow coverage ratio). The facility expires July 31, 2002. At the Lenders option, all positive cash balances held by the lender banks may be applied to the outstanding balance of the revolving line of credit. The revolving credit agreement contains a number of restrictive covenants, including limitations on incurring additional indebtedness, granting liens, selling assets, engaging in mergers and other similar transactions, engaging in new business lines and making capital expenditures. In addition, the agreement prohibits the paying of cash dividends on common stock and requires that the Company maintain certain financial ratios, including tests pertaining to net worth, ratio of liabilities to net worth and cash flow coverage. During the year ended, and as of, January 31, 1998, the Company was in compliance with these covenants.

The Company has never paid a cash dividend and currently plans to retain any earnings for use in the operations of the business. Any determination by the Board of Directors to pay future cash dividends will be based upon conditions then existing, including the Company's earnings, financial condition and requirements, restrictions in its financing arrangements and other factors.

Fiscal 1998 Store Openings and Capital Expenditure Expectations.
---------------------------------------------------------------
The following discussion includes certain forward-looking statements of management's expectations for store growth and related capital expenditures. These statements should be read in light of the considerations presented under the caption Outlook: Important Factors and Uncertainties (found on pages 10 - 12
            --------------------------------------------
of this document).

The Company expects to add approximately 20 to 30 new stores in Fiscal 1998. The Company anticipates the cost of opening a new store, including leasehold improvements (net of landlord allowances), furniture and fixtures, and pre-opening expenses, to average approximately $340,000. In addition, the Company expects new stores to require $150,000 of working capital per store. The Company expects to remodel approximately 10 - 12 stores, and update and maintain other stores, during Fiscal 1998, incurring capital expenditures of approximately $7.6 million. The Company plans to operate approximately 50 seasonal stores during the summer months and approximately 100 seasonal stores during the Fiscal 1998 holiday season. Additionally, the Company also plans to open as many as 9 airport locations in Fiscal 1998. The Company anticipates the cost of opening these airport stores, including leasehold improvements, furniture and fixtures, and pre-opening expenses, to average approximately $200,000, and expects airport stores to require $92,000 of working capital per store. In addition to the capital expenditures listed above, the Company anticipates making capital expenditures of approximately $1.1 million in Fiscal 1998, primarily to enhance the Company's management information and other support systems.

In Fiscal 1998, the Company expects to open most of its new stores in the second half of the year. The Company's retail operations are not generally profitable until the fourth quarter of each fiscal year. Accordingly, the Company expects the new stores opened in the second half of Fiscal 1997 and its store opening schedule in Fiscal 1998 to cause the Company to experience an increase in losses from operations over the first three quarters of Fiscal 1998 as compared to the corresponding period of Fiscal 1997. Consequently, in order for the Company to have income from operations in Fiscal 1998 that equals or exceeds its income from operations in Fiscal 1997, the Company's income from operations during the fourth quarter of Fiscal 1998 will need to exceed the level achieved during the fourth quarter of Fiscal 1997.

The Company anticipates closing three to five stores during Fiscal 1998. The Company does not expect the closings to have a materially adverse effect on its financial condition or results of operations for current or future periods.

The Company believes its cash balances, funds to be generated by future operations and its borrowing capacity, will be sufficient to finance its capital requirements during Fiscal 1998.


ITEM 8.  Financial Statements and Supplementary Data.

     The financial statements, together with the report thereon of Price Waterhouse LLP, dated March 24, 1998, appear on pages 25 through 45 of this document.

     In addition, information in response to this item may be found the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations-- Results of Operations--Quarterly Results"

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None.

PART III.

ITEM 10. Directors and Executive Officers of the Registrant.

     Information in response to this item with respect to directors of the Company may be found in the sections entitled "Election of Directors" and "Timeliness of Certain SEC Filings" of the Company's definitive Proxy Statement for the Company's 1998 Annual Meeting of Stockholders (the "Proxy Statement"), and such information is incorporated herein by reference.

     Information in response to this item with respect to executive officers of the Company appears in Item 4A entitled "Executive Officers of the Registrant" on pages 13 through 15 of this report, and such information is incorporated herein by reference.

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

                                                                                         Page in
                                                                                         Report
                                                                                         -------
Report of Independent Accountants                                                           25

Consolidated balance sheet as of January 31, 1998, and February 1, 1997                     26

Consolidated statement of operations for the years ended January 31, 1998,
February 1, 1997, and February 3, 1996                                                      27

Consolidated statement of cash flows for the years ended January 31, 1998 ,
February 1, 1997 and February 3, 1996                                                       28

Consolidated statement of changes in shareholders' equity for the years ended
     January 31, 1998, February 1, 1997 and February 3, 1996                                29

Notes to consolidated financial statements                                                  30

Report of Independent Accountants

TO THE BOARD OF DIRECTORS AND
SHAREHOLDERS OF BROOKSTONE, INC.

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of cash flows and of changes in shareholders' equity present fairly, in all material respects, the financial position of Brookstone, Inc. and its subsidiaries at January 31, 1998 and February 1, 1997, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



/s/ Price Waterhouse LLP
-----------------------------
PRICE WATERHOUSE LLP

Boston, Massachusetts
March 24, 1998

                               BROOKSTONE, INC.

                          CONSOLIDATED BALANCE SHEET
                       (In thousands, except share data)


                                                                                     January 31, 1998   February 1, 1997
            Assets                                                                   ----------------   -----------------
            ------
Current Assets:
    Cash and cash equivalents                                                           $  16,906          $  10,576
    Receivables, less allowances of $324 at January                                         5,532              5,448
       31, 1998 and $222 at February 1, 1997
    Merchandise inventories                                                                37,285             31,266
    Deferred income taxes                                                                   2,805              1,026
    Other current assets                                                                      955              2,953
                                                                                     ----------------   -----------------
        Total current assets                                                               63,483             51,269
                                                                                     ----------------   -----------------

Deferred income taxes                                                                       2,916              1,845
Property and equipment, net                                                                37,854             33,413
Other assets                                                                                1,065                734
                                                                                     ----------------   -----------------
                                                                                        $ 105,318          $  87,261
                                                                                     ================   =================
Liabilities and Shareholders' Equity
------------------------------------
Current liabilities:
Accounts payable                                                                        $  14,440          $   8,616
Other current liabilities                                                                  16,602             12,981
                                                                                     ----------------   -----------------
      Total current liabilities                                                            31,042             21,597

Other long term liabilities                                                                 9,812              8,923
Long term obligation under capital lease                                                    2,698              2,784

Commitments and contingencies (Note 9)

Shareholders' Equity:
Preferred stock, $0.001 par value: Authorized - 2,000,000 shares; issued and outstanding - 0 shares at January 31, 1998, and February 1, 1997
Common stock, $0.001 par value: Authorized- 50,000,000 shares; issued and outstanding - 7,871,384 at January 31, 1998 and 7,793,613 shares at February
   1, 1997                                                                                      8                  8
Additional paid-in capital                                                                 47,124             46,663
Retained earnings                                                                          14,681              7,333
Treasury stock, at cost - 3,616 shares at January 31,
   1998 and February 1, 1997                                                                  (47)               (47)
                                                                                     ----------------   -----------------
      Total Shareholders' Equity                                                           61,766             53,957
                                                                                     ----------------   -----------------
                                                                                        $ 105,318          $  87,261
                                                                                     ================   =================

See Notes to Consolidated Financial Statements

                               BROOKSTONE, INC.

                     CONSOLIDATED STATEMENT OF OPERATIONS
                     (In thousands, except per share data)


                                                                      Year Ended
                                                ----------------------------------------------------------
                                                   January 31, 1998  February 1, 1997  February 3, 1996
                                                   ----------------  ----------------  ----------------
Net Sales                                               $239,866          $218,044          $196,333
Cost of Sales                                            151,633           137,612           123,413
                                                   ----------------  ----------------  ----------------
Gross profit                                              88,233            80,342            72,920

Selling, general and administrative
    expenses                                              75,023            69,856            64,328
                                                   ----------------  ----------------  ----------------
    Income from operations                                13,210            10,576             8,592

Interest expense, net                                      1,084               885               845
                                                   ----------------  ----------------  ----------------
    Income before taxes                                   12,126             9,691             7,747

    Income tax provision                                   4,778             3,818             3,130
                                                   ----------------  ----------------  ----------------

Net income                                              $  7,348          $  5,873          $  4,617
                                                   ================  ================  ================

Earnings per share - basic                              $   0.94          $   0.76          $   0.60
                                                   ================  ================  ================

Earnings per share - diluted                            $   0.91          $   0.73          $   0.58
                                                   ================  ================  ================

Weighted average shares outstanding - basic                7,824             7,744             7,662
                                                   ================  ================  ================

Weighted average shares outstanding - diluted              8,119             8,061             7,973
                                                   ================  ================  ================

See Notes to Consolidated Financial Statements

                               BROOKSTONE, INC.

                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                (In thousands)

                                                                                                  Year Ended
                                                                              ------------------------------------------------------
                                                                               January 31, 1998  February 1, 1997  February 3, 1996
                                                                              ----------------- ----------------- ------------------
Cash flows from operating activities:
Net Income                                                                          $  7,348          $  5,873          $  4,617

Adjustments to reconcile net income to net cash provided by operating activities:

  Depreciation and amortization                                                        6,921             6,463             5,599
  Amortization of debt issuance costs                                                     55              --                --
  Deferred income taxes                                                               (2,850)             (857)              914
  (Increase) Decrease in other assets                                                    178               464              (441)
  Increase in other long term liabilities                                                889               351               681

Changes in working capital:
   Accounts receivable, net                                                              (84)           (1,136)             (613)
   Merchandise Inventories                                                            (6,019)           (5,522)            3,337
   Other current assets                                                                2,131                46              (136)
   Accounts Payable                                                                    5,824              (848)            1,140
   Other current liabilities                                                           3,609             3,833            (1,509)
                                                                              ----------------- ----------------- ------------------
Net cash provided by operating activities                                             18,002             8,667            13,589
                                                                              ----------------- ----------------- ------------------
Cash flows from investing activities:
   Expenditures for property and equipment                                           (11,362)           (9,719)           (6,689)
                                                                              ----------------- ----------------- ------------------
Net cash used for investing activities                                               (11,362)           (9,719)           (6,689)
                                                                              ----------------- ----------------- ------------------

Cash flows from financing activities:
   Payments for capitalized lease                                                        (74)              (75)              (66)
   Payment of debt issuance costs                                                       (697)             --                --
   Proceeds from exercise of stock options and related tax benefit                       461               370               341
                                                                              ----------------- ----------------- ------------------
Net cash provided / (used) by financing activities                                      (310)              295               275
                                                                              ----------------- ----------------- ------------------
Net increase (decrease) in cash and cash equivalents                                   6,330              (757)            7,175

Cash and cash equivalents at beginning of period                                      10,576            11,333             4,158
                                                                              ----------------- ----------------- ------------------
Cash and cash equivalents at end of period                                          $ 16,906          $ 10,576          $ 11,333
                                                                              ================= ================= ==================

 Supplemental disclosures of cash flow information:
   Cash paid for interest                                                           $    471          $    435          $    425
   Cash paid for income taxes                                                       $  4,461          $  2,521          $  2,487

 See Notes to Consolidated Financial Statements

                               BROOKSTONE, INC.

           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
  For the years ended February 3, 1996, February 1, 1997 and January 31, 1998
                       (In thousands, except share data)


                                                                                      Retained
                                                                      Additional      Earnings /                    Total
                                                         Common        Paid-In      (Accumulated    Treasury     Shareholders'
                                          Shares         Stock         Capital        Deficit)        Stock         Equity
                                      -------------  -------------  -------------  -------------  -------------  -------------
Balance at January 28, 1995             7,602,983      $       8      $  45,952      $  (3,157)      $     (47)      $  42,756
  Options exercised including
    related tax benefit                    77,725                           341                                            341
  Net income                                                                             4,617                           4,617

------------------------------------------------------------------------------------------------------------------------------
Balance at February 3, 1996             7,680,708              8         46,293          1,460             (47)         47,714
  Options exercised including
    related tax benefit                   112,905                           370                                            370
  Net income                                                                             5,873                           5,873

------------------------------------------------------------------------------------------------------------------------------
Balance at February 1, 1997             7,793,613              8         46,663          7,333             (47)         53,957
  Options exercised including
    related tax benefit                    77,771                           461                                            461
  Net income                                                                             7,348                           7,348

------------------------------------------------------------------------------------------------------------------------------

Balance at January 31, 1998             7,871,384      $       8      $  47,124      $  14,681       $     (47)      $  61,766

==============================================================================================================================

See Notes to Consolidated Financial Statements

Notes to Consolidated Financial Statements

1. Nature of Business and Organization
--------------------------------------

Brookstone, Inc. (the "Company") is a nationwide specialty retailer that offers an assortment of consumer products that are functional in purpose, distinctive in quality and design and not widely available from other retailers. The Company sells its products nationally in 177 retail stores in 36 states and the District of Columbia, through temporary stores operated during the winter holiday and summer seasons, and other direct marketing vehicles including the Internet. The Company's merchandise includes personal care products, yard and garden tools, household products, leisure and recreational products and specialty tools.

The Company's fiscal year end is the Saturday nearest the last day in January. Results of operations for Fiscal 1997 are for the 52 weeks ended January 31, 1998. Results for Fiscal 1996 are for the 52 weeks ended February 1, 1997 and Fiscal 1995 are for the 53 weeks ended February 3, 1996.

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

Cash and Cash Equivalents
-------------------------

The Company considers all highly liquid investment instruments purchased with a remaining maturity of three months or less, to be cash equivalents. These instruments are carried at cost plus accrued interest. The Company invests its excess cash with institutions with strong credit ratings. These investments are subject to minimal credit and market risk.

Use of Estimates
----------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.

Merchandise Inventories
-----------------------

Merchandise inventories are stated at the lower of cost or market. Cost is determined using the weighted average cost method. In addition to the cost of merchandise purchased, certain costs related to the purchasing, storage and handling of merchandise are included in inventory.

Property and Equipment
----------------------

Property and equipment are recorded at cost. Expenditures for maintenance and repairs of minor items are charged to expense as incurred. Depreciation and amortization of property and equipment (excluding temporary locations) are determined using the straight-line method over the estimated useful lives shown below. Materials used in the construction of temporary locations such as kiosks are depreciated based on usage over a maximum five-year period and are included in equipment and fixtures.

           Building and improvements       31 years
           Equipment and fixtures          3 to 10 years
           Leasehold improvements          the lesser of the lease term or the
                                           estimated useful life

The Company leases retail store locations under operating lease agreements, which sometimes provide for leasehold completion allowances to be received from the lessors. These allowances are recorded against the cost of leasehold improvements related to individual retail store locations.

Deferred Catalog Costs
----------------------

Direct response advertising costs, which consist of catalog production and postage costs, are deferred and amortized over the period of expected mail order revenue, which is less than one year. Deferred costs were $0.6 million and $0.7 million at January 31, 1998 and February 1, 1997, respectively and are classified as non-current assets. The Company expenses in-store advertising costs as incurred. Advertising expense was approximately $11.3 million, $11.3 million and $10.8 million for the years ended January 31, 1998, February 1, 1997 and February 3, 1996, respectively.

Revenue Recognition
-------------------

The Company recognizes revenue from sales of merchandise at the time of sale in its stores, or at the time of shipment for mail order sales. Revenue is recognized net of actual merchandise returns and allowances. Revenue from merchandise credits and gift certificates is deferred until redemption.

Store Closings
--------------

The Company continually assesses the operating financial results of its retail stores. As a result of this assessment, management may decide to remodel or phase out and close certain stores. When such determinations are made, a provision for store closing costs is recorded in the Statement of Operations.

Employee Benefit Programs
-------------------------

The Company accounts for postretirement benefits in accordance with Statement of Financial Accounting Standards No. 106, "Employers Accounting for Postretirement Benefits Other Than Pension" (FAS 106). FAS 106 requires the recognition of a liability for postretirement benefits as earned during an employee's years of service.

The Company accounts for pension benefits in accordance with Statement of Financial Accounting Standards No. 87, "Employers' Accounting for Pensions" (FAS 87). Pension expense is determined using the projected unit credit actuarial cost method.

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

Earnings Per Share
------------------

Statement of Financial Accounting Standards No. 128, Earnings per Share
(FAS 128), became effective for financial statements issued for annual periods ending after December 15, 1997, including interim periods, and requires restatement of all prior-period earnings-per-share data. FAS 128 replaced Accounting Principles Board Opinion No. 15 and requires dual presentation of basic and diluted earnings per share for all entities with complex capital structures. Basic earnings per share is computed by dividing income available to common shareholders by the weighted average common shares outstanding during the period. Diluted earnings per share is computed by giving effect to all dilutive potential common shares that were outstanding during the period. All historical per share information has been restated to reflect FAS 128.

Reclassifications
-----------------

Certain reclassifications have been made to the Fiscal 1996 and Fiscal 1995 balances to conform with the current year presentation.

3. CONSOLIDATED BALANCE SHEET DETAILS
-------------------------------------

                                                  January 31, 1998    February 1, 1997
--------------------------------------------------------------------------------------
Other Current Assets:
Prepaid rent                                       $    159,000       $  2,203,000
Prepaid leases and deposits                             299,000            492,000
Prepaid supplies                                        222,000            193,000
Prepaid insurances, postage and other                   275,000             65,000
                                                   ------------       ------------
                                                   $    955,000       $  2,953,000
                                                   ============       ============
Property and Equipment:
  Building and improvements                        $ 28,150,000       $ 22,527,000
  Equipment and fixtures                             44,343,000         39,422,000
                                                   ------------       ------------
Total property and equipment                         72,493,000         61,949,000
                                                   ============       ============
Accumulated depreciation and
  amortization                                      (34,639,000)       (28,536,000)
                                                   ------------       ------------
                                                   $ 37,854,000       $ 33,413,000
                                                   ============       ============
Other Current Liabilities:
Merchandise Credits and Gift Certificates
                                                   $  2,640,000       $  1,943,000
Accrued employee compensation and benefits
                                                      4,177,000          3,405,000
Rent payable                                            920,000            970,000
Income taxes payable                                  5,013,000          3,565,000
Accrued expenses                                      3,852,000          3,098,000
                                                   ------------       ------------
                                                   $ 16,602,000       $ 12,981,000
                                                   ============       ============

Other Long-term Liabilities:
Straight-line rent liability                       $  4,815,000       $  3,670,000
Employee benefit obligations and other long
  term liabilities                                    4,997,000          5,253,000
                                                   ------------       ------------
                                                   $  9,812,000       $  8,923,000
                                                   ============       ============

4. INCOME TAXES
---------------

Temporary differences which give rise to deferred tax assets and liabilities for Fiscal 1997 and Fiscal 1996 are as follows:

                                                      January 31, 1998         February 1, 1997
-----------------------------------------------------------------------------------------------
Deferred tax assets:
   Rent expense                                           $1,809,000             $1,417,000
   Inventory capitalization and reserves                   1,197,000              1,210,000
   Accrued compensation                                      179,000                163,000
   Employee benefit obligations                            1,584,000              1,206,000
   Vacation accrual                                          270,000                237,000
   Merchandise Credits and
   Gift Certificates                                         663,000                   --
   Other items                                               412,000                 36,000
                                                          ----------             ----------
   Total deferred tax asset                               $6,114,000             $4,269,000
                                                          ==========             ==========
Deferred tax liabilities:

   Tax depreciation                                       $   89,000             $  970,000
   Prepaid rent                                               95,000                135,000
   Deferred catalog costs                                    209,000                293,000
                                                          ----------             ----------
   Total deferred tax liability                           $  393,000             $1,398,000
                                                          ----------             ----------
Net deferred tax asset                                    $5,721,000             $2,871,000
                                                          ==========             ==========

Current and noncurrent deferred tax assets and liabilities within the same tax jurisdiction are offset for presentation in the consolidated balance sheet. A valuation allowance has not been established as management expects that it is more likely than not that the net deferred tax asset will be realized.

The provision for income taxes is comprised of the following:

                                       Year Ended
                  --------------------------------------------------------
                    January 31, 1998  February 1, 1997  February 3, 1996
--------------------------------------------------------------------------
Current:
    Federal           $ 6,713,000       $ 4,137,000      $ 1,955,000
    State                 915,000           538,000          261,000

Deferred:
    Federal            (2,534,000)         (824,000)         645,000
    State                (316,000)          (33,000)         269,000
                      -----------       -----------      -----------
                      $ 4,778,000       $ 3,818,000      $ 3,130,000
                      ===========       ===========      ===========

Reconciliation of the U. S. Federal statutory rate to the Company's effective tax rate is as follows:

                                                       Year Ended
-------------------------------------------------------------------------------------------
                                  January 31, 1998   February 1, 1997   February 3, 1996
Statutory federal income
tax rate                                 34%                34%                34%

State income taxes, net
of federal tax benefit
                                          3%                 3%                 4%

Other                                     2%                 2%                 2%
                                       -------            -------            -------
Effective income tax rate                39%                39%                 40%
                                       =======            =======            =======

The exercise of stock options which have been granted under the Company's stock option plans (refer to Note 6) give rise to compensation which is includable in the taxable income of the optionees and deductible by the Company for federal and state income tax purposes. Such compensation considers increases in the fair market value of the Company's Common Stock subsequent to the date of the grant. For financial reporting purposes, the tax effect of this deduction is accounted for as a credit to additional paid-in capital rather than as a reduction of income tax expense. Such exercises resulted in a tax benefit to the Company of approximately $256,000, $165,000 and $324,000 in Fiscal 1997, Fiscal 1996, and
Fiscal 1995, respectively.

5. DEBT
-------

Revolving Credit Agreement
On September 22, 1997, the Company entered into a new revolving credit agreement replacing the existing $35 million revolving credit agreement. The new agreement provides for borrowings of up to $75 million for letters of credit and working capital as long as the Company meets a borrowing base test equal to 50% of the amount of eligible inventory and outstanding documentary letters of credit (increasing to 65% June through July and to 75% August through November). Amounts available for borrowings are reduced by the aggregate amount of outstanding letters of credit, which may not exceed $40 million, and borrowings. The revolving credit agreement requires the Company to have no more than $10 million in borrowings (excluding letters of credit) outstanding for one 30 consecutive day period during the December 15 to April 30 period. Borrowings outstanding under this facility bear interest, at the election by the Company, equal to the agent bank's base lending rate or the Eurodollar rate for the applicable period plus an additional 1.0%, 1.25% or 1.5% depending on the applicable cash flow coverage ratio (at January 31, 1998 the rate was 6.75%). In addition, the Company is obligated to pay a fee of 0.25% or 0.30% on the unused portion of the commitment and 0.50%, 0.625% or 0.75% on documentary letters of credit (depending on the applicable cash flow coverage ratio). The facility expires July 31, 2002. At the Lender's option, all positive cash balances held by the Lender's banks may be applied to the outstanding balance of the revolving line of credit. The revolving credit agreement contains a number of restrictive covenants, including limitations on incurring additional indebtedness, granting liens, selling assets, engaging in mergers and other similar transactions, engaging in new business lines and making capital expenditures. In addition, the agreement prohibits the paying of cash dividends on common stock and requires that the Company maintain certain financial ratios, including tests pertaining to net worth, ratio of liabilities to net worth and cash flow coverage. During the year ended and as of January 31, 1998, the Company was in compliance with these covenants.

The previous credit agreement provided for borrowings of up to $30 million for letters of credit and working capital ($35 million in October through December), as long as the Company met a borrowing base test equal to 50% of the amount of eligible inventory and outstanding documentary letters of credit (increasing to 75% August through November). Amounts available for borrowings were reduced by the aggregate amount of outstanding letters of credit, which could not exceed $15 million and borrowings. The previous revolving credit agreement required the Company to have no borrowings outstanding (excluding letters of credit) for one 30 consecutive day period during the fiscal year. Borrowings outstanding under this facility bore interest, at the election by the Company, equal to the bank's base lending rate, money market rate or the Eurodollar rate for the applicable period plus an additional 1.5% (at February 1, 1997 the rate was 6.82%). In addition, the Company was obligated to pay a fee of 0.375% per annum on the unused portion of the commitment. The facility would have expired on January
31, 1998.

The previous credit agreement was terminated on September 22, 1997 and, pursuant to the terms and provisions of the new credit agreement, all outstanding borrowings and outstanding letters of credit under the previous credit agreement became borrowings and outstanding letters of credit under the new credit agreement. There were no outstanding borrowings under the new or previous revolving credit agreement respectively at January 31, 1998, or February 1, 1997. There were $8.6 million and $4.7 million in outstanding letters of credit at January 31, 1998 and February 1, 1997, respectively. In addition, $1.6 million and $775,000 in letters of credit are drawable by store lessors at January 31, 1998 and February 1, 1997, respectively.

Capital Lease Obligation

The Company's lease for its Mexico, Missouri distribution facility extends over twenty years at prime plus 1% per annum (9.50% at January 31, 1998 and 9.25% at February 1, 1997). The interest rate is adjusted annually on October 1.

The principal balance of this obligation amounted to $2.8 million at January 31, 1998 and $2.9 million at February 1, 1997. Property capitalized under this capital lease amounted to $3.1 million, with accumulated amortization of $435,000 and $336,000 at January 31, 1998 and February 1, 1997, respectively.


Scheduled payments, of the capital lease obligation as of January 31, 1998, are as follows:

Fiscal Year
1998                                                $  342,000
1999                                                   342,000
2000                                                   342,000
2001                                                   342,000
2002                                                   342,000
Thereafter                                           3,760,000
                                                   -----------
                                                   $ 5,470,000

Interest on capital lease obligation included
above                                               (2,681,000)
                                                   -----------
Remaining principal                                $ 2,789,000
                                                   ===========


Current portion of the capital lease obligation equaled $91,000 and $79,000 at January 31, 1998 and February 1, 1997, respectively.

6. SHAREHOLDERS' EQUITY
-----------------------

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

Employee Stock Plans
The Company has stock option plans for key associates, officers and directors of the Company, which provide for nonqualified and incentive stock options. The Board of Directors determines the term of each option, option price and number of shares at the date of grant. For all options granted after Fiscal 1991, such option prices equaled the fair market value at the date of grant. (Options granted generally vest over four years from the date of grant and expire after ten years). Certain non-qualified options become exercisable five years from the date of grant, however the exercise date of all or a portion of such options may be accelerated if the price of the Company's common stock reaches certain target amounts. At January 31, 1998, options of 662,826 shares were exercisable and 327,386 shares were available for future grants under the plans.

The Company also has an employee stock purchase plan which covers substantially all associates and allows for the issuance of a maximum of 60,000 shares of Common Stock. The options are exercisable at the lower of 85% of market value at the beginning or end of the six-month period, through accumulation of payroll deductions of up to 10% of each participating employee's regular base pay during such period. Purchases occur at the end of one or more option periods. Since adoption, there have been three, six-month options periods, which began on July 1, 1993, January 1, 1994 and November 4, 1997. The Board of Directors may, at its discretion, extend the 1992 Employee Stock Purchase Plan for additional periods. As of January 31, 1998, there were 31,135 options available for future grants (including the November 4, 1997 grant) under this plan. The six month option period that began November 4, 1997 shall expire on May 4, 1998.

Transactions under the Company's stock option plans for each of the three years in the period ended January 31, 1998, are as follows:

                                                                       Weighted Average
                                               Number of Shares         Exercise Price
----------------------------------------------------------------------------------------------
Outstanding at
  January 28, 1995                                1,146,386               $    6.06
     Granted                                        149,000               $    7.49
     Exercised                                      (77,725)              $     .06
     Canceled                                      (102,867)              $   12.93
                                                ------------
Outstanding at
  February 3, 1996                                1,114,794               $    6.00
     Granted                                        324,000               $    9.22
     Exercised                                     (112,905)              $    1.77
     Canceled                                      (152,246)              $   11.95
                                                ------------
Outstanding at
  February 1, 1997                                1,173,643               $    6.51
     Granted                                        354,000               $    8.79
     Exercised                                      (77,771)              $    2.14
     Canceled                                      (188,250)              $    8.65
                                                ------------
Outstanding at
  January 31, 1998                                1,261,622               $    7.10
                                                ------------

No compensation expense was recorded related to stock based employee compensation awards. Had compensation cost for the Company's stock option plans been determined based on the fair value of the options granted at grant date as prescribed by SFAS No. 123, "Accounting for Stock-Based Compensation" (FAS 123), net income and earnings per share would have been reduced to the pro forma amounts indicated in the table below (in thousands except per share amounts):

                                           1997         1996         1995
                                          -------      -------      -------
Net income - as reported                  $ 7,348      $ 5,873      $ 4,617
Net income - pro forma                      6,992        5,641        4,577

Earnings per share - Basic
                       As reported        $  0.94      $  0.76      $  0.60
                       Pro forma             0.89         0.73         0.60

Earnings per share - Diluted
                       As reported        $  0.91      $  0.73      $  0.58
                       Pro forma             0.86         0.70         0.57

The fair value of each option grant is estimated on the date of grant using the Black - Scholes option-pricing model with the following weighted average assumptions.

                                      1997             1996              1995
                                      ----             ----              ----
Expected stock price volatility      49.9%            53.4%             54.6%
Risk Free Interest Rate               6.1%             6.4%              6.2%
Expected Life of Options              5 years          5 years           5 years
Dividend Yield                         ---              ---               ---

The weighted average fair value of options granted for Fiscal 1997, Fiscal 1996 and Fiscal 1995 are $4.49, $4.92 and $4.05, respectively.

The following table summarizes information about stock options outstanding at January 31, 1998:

                                              Options Outstanding                      Options Exercisable
                             -------------------------------------------------      -------------------------
 Range of Exercise                Number        Weighted Average      Weighted         Number        Weighted
     Prices                   Outstanding at        Remaining         Average       Exercisable      Average
                                  1/31/98          Contractual        Exercise      at 1/31/98       Exercise
                                                      Life             Price                          Price
                              -------------------------------------------------------------------------------
$0.002                            321,559           3.5 years          $0.002         321,559      $  0.002
$0.63                               4,192           4.3 years          $ 0.63           4,192      $   0.63
$5.375-$8.00                      131,371           6.4 years          $ 5.94         102,371      $   6.04
$8.125-$11.8125                   641,000           8.5 years          $ 9.06         110,580      $   9.14
$13.4375-$14.8125                 163,500           6.6 years          $14.49         124,124      $  14.48
-------------------------------------------------------------------------------------------------------------
                                1,261,622                                             662,826

Because the determination of the fair value of all options granted includes vesting periods over several years and additional option grants are expected to be made each year, the above pro forma disclosures are not representative of pro forma effects of reported net income for future periods.

Earnings per common share

The following is an analysis of the differences between basic and diluted earnings per common share in accordance with SFAS No. 128 "Earnings per Share".

                                               January 31, 1998         February 1, 1997        February 3, 1996
                                               ----------------         ---------------         ----------------
Net Income                                          $ 7,348                 $ 5,873                  $ 4,617
                                               ================         ===============         ================
Weighted average common shares outstanding            7,824                   7,744                    7,662
Effect of dilutive securities:
  Stock options                                         295                     317                      311

                                               ----------------         ---------------         ----------------
Weighted average common shares and common
share equivalents                                     8,119                   8,061                    7,973
                                               ================         ===============         ================

7. PENSION PLAN
---------------

The Company maintains a noncontributory, defined benefit pension plan covering substantially all of its associates. Benefits are based on a percentage of compensation less expected social security benefits, multiplied by years of service with the Company. The Company's policy is to fund the plan at no less than the minimum amount required by law. Funds contributed to the plan are invested primarily in insurance contracts, government securities and equity instruments. In March 1998 the Board of Directors approved freezing future benefits under the plan as of May 30, 1998. The Company anticipates that curtailment of the plan will not have a material effect on the Company's consolidated financial statements.

The following table sets forth the pension plan's funded status and amounts recognized in the Company's consolidated financial statements.


                                            January 31, 1998   February 1, 1997
--------------------------------------------------------------------------------
Actuarial present value
  of benefit obligations:

Vested benefit obligation                      $ 3,462,000       $ 2,995,000
                                               -----------       -----------

Accumulated benefit obligation                   3,790,000         3,279,000
                                               -----------       -----------

Projected benefit obligation                     4,577,000         3,959,000
Plan assets at fair value                        3,373,000         2,728,000
                                               -----------       -----------
Excess of projected benefit
  obligation over plan assets                   (1,204,000)       (1,231,000)
Unrecognized net loss from past
  experience, different from that
  assumed, and effect of change in
  assumptions                                      585,000           502,000
Unrecognized prior service cost                   (120,000)         (144,000)
                                               -----------       -----------
Accrued pension cost                           $  (739,000)      $  (873,000)
                                               ===========       ===========


Assumptions used in computing the funded status are as follows:

Weighted average discount rate                 7.00%                   7.75%
Expected long-term rate of return                 9%                      9%

Rate of increase in compensation levels           4%                      4%

The components of net periodic pension cost are as follows:

                                                      Year ended
--------------------------------------------------------------------------------
                                       January 31,   February 1,   February 3,
                                          1998         1997          1996
--------------------------------------------------------------------------------
Service cost                           $ 378,000     $ 317,000     $ 255,000
Interest cost on projected benefit
  obligation                             298,000       253,000       214,000
Actual return on plan assets            (265,000)     (220,000)     (117,000)
Net amortization and deferral            (24,000)      (24,000)     (138,000)
                                       ---------     ---------     ---------

Net periodic pension cost              $ 387,000     $ 326,000     $ 214,000
                                       =========     =========     =========

8. POSTRETIREMENT BENEFITS OTHER THAN PENSIONS
----------------------------------------------

In situations where full-time associates retire from the Company between age 55 and age 65, most (including their spouses) are eligible to receive certain health care benefits identical to those available to active associates. The retiree's premium is based on an actuarially determined per capita medical plan cost factor. After attaining age 65, an eligible retiree's health care benefit coverage becomes coordinated with Medicare.

The following table sets forth the postretirement plans funded status and amounts recognized in the Company's consolidated financial statements.

                                         January 31, 1998     February 1, 1997
--------------------------------------------------------------------------------

Accumulated postretirement benefit
  obligation:
Retirees                                    $   772,000          $   743,000
Fully eligible, active plan participants        176,000              128,000
Other active participants                       431,000              313,000
                                            -----------          -----------
Unfunded accumulated postretirement benefit
  obligation                                 (1,379,000)          (1,184,000)
Unrecognized net gain                          (437,000)            (559,000)
Unrecognized prior service cost              (1,149,000)          (1,251,000)
                                            -----------          -----------

Accrued postretirement benefit cost         $(2,965,000)         $(2,994,000)
                                            ===========          ===========

The components of the net periodic postretirement benefit cost are:

                                                        Year ended
                                          --------------------------------------
                                          January 31,   February 1,  February 3,
                                            1998           1997         1996
--------------------------------------------------------------------------------
Service cost benefits earned              $  62,000     $  68,000     $ 106,000
Interest cost on accumulated
postretirement benefit obligation            94,000        85,000       111,000
Net amortization                           (125,000)     (121,000)     (106,000)
                                          ---------     ---------     ---------
Net periodic postretirement benefit
cost                                      $  31,000     $  32,000     $ 111,000
                                          =========     =========     =========

The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 7.00% as of January 31, 1998 and 7.75% as of February 1, 1997. The Company intends to make the minimum funding to the plan as of January 31, 1998, however, minimal payments have been made to satisfy certain obligations due to plan participants. The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation was 9.2% in Fiscal 1997, gradually reduced to 5% for Fiscal 2004 and will remain at that level thereafter.

If the health care cost trend rate assumptions were increased by 1%, the accumulated postretirement benefit obligation as of January 31, 1998, would increase by $106,000. The effect of this change on the sum of the service cost and interest cost components of the net periodic postretirement benefit cost for Fiscal 1997 would be an increase of $6,100.

9. COMMITMENTS AND CONTINGENCIES
--------------------------------

Lease Commitments

The Company leases all of its retail store locations and its corporate headquarters. These leases are noncancellable and have terms of up to 15 years. Certain leases provide for additional rents payable based on store sales.

At January 31, 1998, the minimum future rentals on noncancellable operating leases are as follows:


Fiscal Year

1998                                                   $       18,682,000
1999                                                           18,263,000
2000                                                           18,050,000
2001                                                           16,717,000
2002                                                           16,123,000
Thereafter                                                     67,180,000
                                                       ------------------
                                                       $      155,015,000
                                                       ==================

Rent expense was approximately $19.6 million, $16.9 million and $15.2 million for the years ended January 31, 1998, February 1, 1997, and February 3, 1996, respectively, including contingent rent expenses of approximately $253,000, $285,000 and $390,000, respectively. This rent expense, along with other costs of occupancy are included in cost of sales in the consolidated statement of operations.

Litigation

The Company is involved in various legal proceedings arising in the normal course of business. Management believes that the resolution of these matters will not have a material effect on the consolidated financial statements.

2.   Consolidated Financial Statement Schedules.

Schedule II         Valuation and Qualifying Accounts and Reserves

                                            Year ended January 31, 1998
-------------------------------------------------------------------------------------------------------------------
                                             Beginning      Charged to costs                             Ending
            Description                       Balance         and expenses         Deductions            Balance
Store and distribution center
reserve                                               $0              $105,000                 $0           $105,000
                                                      --              --------                 --           --------
Allowance for doubtful accounts                 $222,000              $114,000          $(12,000)           $324,000
                                                --------              --------          ---------           --------
Inventory reserve                             $1,543,000              $713,000         $(330,000)         $1,926,000
                                              ----------              --------         ----------         ----------
                                            Year ended February 1,1997
-------------------------------------------------------------------------------------------------------------------
                                             Beginninge     Charged to costs                             Ending
            Description                       Balance         and expenses         Deductions            Balance
Store and distribution center
reserve                                          $24,000                    $0          $(24,000)                 $0
                                                 -------                    --          ---------                 --
Allowance for doubtful accounts                 $135,000              $100,000          $(13,000)           $222,000
                                                --------              --------          ---------           --------
Inventory reserve                             $1,328,000              $283,000          $(68,000)          1,543,000
                                              ----------              --------          ---------          ---------

                                            Year ended February 3,1996
-------------------------------------------------------------------------------------------------------------------
                                             Beginninge     Charged to costs                             Ending
            Description                       Balance         and expenses         Deductions            Balance
Store and distribution center
reserve                                         $737,000                    $0         $(713,000)            $24,000
                                                --------                    --         ----------            -------
Allowance for doubtful accounts                 $237,000              $389,000         $(491,000)           $135,000
                                                --------              --------         ----------           --------
Inventory reserve                             $2,400,000               $68,000       $(1,140,000)         $1,328,000
                                              ----------               -------       ------------         ----------

-------------------------------------------------------------------------------------------------------------------


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

10.8 1992 Equity Incentive Plan, as amended and restated (filed with the Securities and Exchange Commission as Exhibit A to the Registrant's 1997 Proxy Statement, and incorporated herein by reference).

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

10.24 Employment Agreement dated December 13, 1996, between the Company and Michael J. Turner (filed with the Securities and Exchange Commission as Exhibit 10.24 to the Registrant's Form 10-K for the year ended February 1, 1996, and incorporated herein by reference).

10.25 Revolving Credit Agreement dated September 22, 1997, among the Company, Brookstone Company, Inc. ("BCI") and Brookstone Stores, Inc. and BankBoston N.A. as agent for the lenders (files with the Securities and Exchange Commission as Exhibit 10.25 to the Registrant's Form 10-Q for the quarter ended November 1, 1997 and incorporated herein by reference.)


11          Calculation of Earnings Per Share (filed herewith).

EXHIBIT NO.                        DESCRIPTION

13 The 1997 Annual Report to Stockholders of the Company, except for those portions thereof which are incorporated in this Form 10-K, shall be furnished for the information of the Commission and shall not be deemed "filed".

21 List of Subsidiaries (filed with the Securities and Exchange Commission as Exhibit 21 to the Registrants Form 10-K for the year ended February 3, 1996, and incorporated herein by reference).

23.1        Consent of Price Waterhouse LLP (filed herewith).

27          Financial Data Schedule (filed herewith).

14(b)       Reports on Form 8-K

The Company did not file any reports on Form 8-K during the quarter ended January 31, 1998.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 30, 1998.

                                                       Brookstone, Inc.

                                               By: /s/ Philip W. Roizin
                                                   --------------------
                                                       Philip W. Roizin
                                                       Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities, each on April 30, 1998.

         Signature            Title

/s/ Merwin F. Kaminstein      Chairman of the Board of Directors
------------------------
    Merwin F. Kaminstein

/s/ Michael  F. Anthony       President, Chief Executive Officer
-----------------------       Director
     Michael F. Anthony       (Principal Executive Officer)



/s/ Philip W. Roizin          Executive Vice President, Finance & Administration
----------------------        (Principal Financial and Accounting Officer)
    Philip W. Roizin


/s/ Mone Anathan, III         Director
----------------------
    Mone Anathan, III


/s/ Adam Kirsch               Director
----------------------
    Adam Kirsch


/s/  Michael L. Glazer        Director
-----------------------
     Michael L. Glazer


/s/ Robert F. White           Director
-----------------------
    Robert F. White