Form 10-K405/A
period 1998-01-31
BROOKSTONE INC
filed 1998-05-20
CIK 830134

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON D.C. 20549

                                FORM 10-K405-A

           [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                  For the fiscal year ended January 31, 1998

         [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

            For the transition period from __________ to __________

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

           Section registered pursuant to Section 12(b) of the Act:
                         Common Stock, par value $.001

          ----------------------------------------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No
   -----   -----.

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. (X)
           ---
     The aggregate market value of the voting stock held by non-affiliates of the registrant on April 9, 1998 was $96,424,454.
                                    -----------

     The number of shares outstanding of the registrant's Common Stock, $.001 par value, as of April 9, 1998, was 7,871,384 shares.
                                    ---------

                      Documents Incorporated By Reference

     Portions of the registrant's Proxy Statement for its 1998 Annual Meeting of Stockholders are incorporated by reference in Part III hereof.

                     Table of Exhibits appears on Page 47.

Paragraph 23 of Item 7 has been amended to read as follows:

The Company expects to add approximately 20 to 30 new stores (including up to 9 airport locations) in Fiscal 1998. The Company anticipates the cost of opening a new store, including leasehold improvements (net of landlord allowances), furniture and fixtures, and pre-opening expenses, to average approximately $340,000. In addition, the Company expects new stores to require $150,000 of working capital per store. The Company anticipates the cost of opening airport stores, including leasehold improvements, furniture and fixtures, and pre-opening expenses, to average approximately $200,000, and expects airport stores to require $92,000 of working capital per store. The Company expects to remodel approximately 10-12 stores, and update and maintain other stores, during Fiscal 1998, incurring capital expenditures of approximately $7.6 million. The Company plans to operate approximately 50 seasonal stores during the summer months and approximately 100 seasonal stores during the Fiscal 1998 holiday season. In addition to the capital expenditures listed above, the Company anticipates making capital expenditures of approximately $1.1 million in Fiscal 1998, primarily to enhance the Company's management information and other support systems.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 19, 1998.

                                       Brookstone, Inc.

                                   By: /s/ Philip W. Roizin
                                       -------------------------
                                           Philip W. Roizin
                                           Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities, each on May 19, 1998.

     Signature               Title

/s/ Merwin F. Kaminstein     Chairman of the Board of Directors
------------------------
    Merwin F. Kaminstein

/s/ Michael F. Anthony       President, Chief Executive Officer
------------------------     Director
    Michael F. Anthony       (Principal Executive Officer)

/s/ Philip W. Roizin         Executive Vice President,
------------------------     Finance & Administration
    Philip W. Roizin         (Principal Financial and Accounting Officer)

/s/ Mone Anathan, III        Director
------------------------
    Mone Anathan, III

/s/ Adam Kirsch              Director
------------------------
    Adam Kirsch

/s/ Michael L. Glazer        Director
------------------------
    Michael L. Glazer

/s/ Robert F. White          Director
------------------------
    Robert F. White