Form 10-Q
period 1998-05-02
BROOKSTONE INC
filed 1998-06-15
CIK 830134

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-Q


[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended May 2, 1998
                                                 -----------
                                       OR
[_]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _________________ to _________________

               Commission file number             0-21406                  .
                                     --------------------------------------

                                Brookstone, Inc.                           .
       --------------------------------------------------------------------
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

Yes   X    No_______
   -------


               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes______ No______

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 7,993,932 shares of Common
                                                 ---------
Stock as of June 8, 1998.
            -------------

                               BROOKSTONE, INC.

                              INDEX TO FORM 10-Q

Part I: Financial Information                                                              Page No.
        ---------------------                                                              --------
Item 1:
          Consolidated Balance Sheet
          as of May 2, 1998, January 31, 1998, and May 3, 1997                                   3

          Consolidated Statement of Operations for the thirteen weeks
          ending May 2, 1998 and May 3, 1997                                                     4

          Consolidated Statement of Cash Flows for the thirteen
          weeks ending May 2, 1998 and May 3, 1997                                               5

          Notes to Consolidated Financial Statements                                             6

Item 2:
          Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                                7 - 8

Part II:  Other Information
          -----------------

Item 1:
          Legal Proceedings                                                                      9

Item 2:
          Change in Securities                                                                   9

Item 3:
          Defaults by the Company upon its Senior Securities                                     9

Item 4:
          Submission of matters to a vote of Security Holders                                    9

Item 5:
          Other Information                                                                      9

Item 6:
          Exhibits and Reports on Form 8-K                                                       9

Signatures                                                                                      10

                               BROOKSTONE, INC.
                          CONSOLIDATED BALANCE SHEET
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                             (Unaudited)                                  (Unaudited)
            Assets                                           May 2, 1998          January 31, 1998        May 3, 1997
            ------                                          --------------      -------------------     --------------
Current Assets:
     Cash and cash equivalents                               $   2,258           $      16,906           $    1,239
     Receivables, net                                            5,507                   5,532                3,718
     Merchandise inventories                                    44,079                  37,285               34,943
     Deferred income taxes                                       5,964                   2,805                3,540
     Other current assets                                        4,369                     955                4,139
                                                             -------------       ------------------     --------------
          Total current assets                                  62,177                  63,483               47,579
                                                             -------------       ------------------     --------------
Deferred income taxes                                            2,916                   2,916                1,845
Property and equipment, net                                     36,923                  37,854               33,019
Other assets                                                       778                   1,065                  739
                                                             -------------       ------------------     --------------
                                                             $ 102,794           $     105,318           $   83,182
                                                             =============       ==================     ==============

Liabilities and Shareholders' Equity
------------------------------------

Current liabilities:
Short term borrowings                                        $   7,360           $        --             $    1,750
Accounts payable                                                14,875                  14,440               11,846
Other current liabilities                                       10,357                  16,602                7,675
                                                             -------------       ------------------     --------------
      Total current liabilities                                 32,592                  31,042               21,271

Other long term liabilities                                      9,837                   9,812                8,889
Long term obligation under capital lease                         2,675                   2,698                2,763

Commitments and contingencies

Shareholders' Equity:
Preferred stock, $0.001 par value:
     Authorized - 2,000,000 shares; issued and
     outstanding - 0 shares at May 2, 1998,
     January 31, 1998 and May 3, 1997
Common stock, $0.001 par value
     Authorized 50,000,000 shares; issued and
     outstanding - 7,935,884 at May 2, 1998,
     7,871,384 shares at January 31, 1998 and
     7,811,812 shares at May 3, 1997                                 8                       8                    8
Additional paid-in capital                                      47,465                  47,124               46,739
Retained earnings                                               10,264                  14,681                3,559
Treasury stock, at cost - 3,616 shares at May 2,
     1998, January 31, 1998 and May 3, 1997
                                                                   (47)                    (47)                 (47)
                                                             -------------       ------------------     --------------
      Total Shareholders' Equity                                57,690                  61,766               50,259
                                                             -------------       ------------------     --------------
                                                             $ 102,794           $     105,318           $   83,182
                                                             =============       ==================     ==============

                               BROOKSTONE, INC.

                     CONSOLIDATED STATEMENT OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (Unaudited)

                                                                   Thirteen Weeks Ended
                                                         ------------------------------------------
                                                          May 2, 1998                  May 3, 1997
                                                          -----------                  -----------
Net Sales                                                   $37,919                      $33,136
Cost of Sales                                                29,032                       24,949
                                                          -----------                  -----------
Gross Profit                                                  8,887                        8,187

Selling, general and administrative
    expenses                                                 15,946                       14,309
                                                          -----------                  -----------
    Loss from Operations                                     (7,059)                      (6,122)

Interest expense, net                                           230                          104
                                                          -----------                  -----------
    Loss before taxes                                        (7,289)                      (6,226)

    Income tax benefit                                       (2,872)                      (2,453)
                                                          -----------                  -----------
Net loss                                                    $(4,417)                     $(3,773)
                                                          ===========                  ===========
Net loss per share basic/diluted                            $ (0.56)                     $ (0.48)
                                                          ===========                  ===========
Weighted Average shares
outstanding basic/diluted                                     7,889                        7,783

                                BROOKSTONE, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (Unaudited)

                                                                           Thirteen Weeks Ended
                                                                 ------------------------------------------
                                                                  May 2, 1998                  May 3, 1997
                                                                  -----------                  -----------
Cash flows from operating activities:
Net loss                                                            $ (4,417)                    $ (3,773)

 Adjustments to reconcile net loss to net cash used by operating activities:

  Depreciation and amortization                                        1,796                        1,500
  Deferred income taxes                                               (3,159)                      (2,514)
  Increase (Decrease) in other assets                                    287                           (5)
  Increase (Decrease) in other long term liabilities                      25                          (34)

Changes in working capital:
   Accounts receivable, net                                               25                        1,730
   Merchandise Inventories                                            (6,794)                      (3,677)
   Other current assets                                               (3,414)                      (1,186)
   Accounts Payable                                                      435                        3,230
   Other current liabilities                                          (6,245)                      (5,307)
                                                                  -----------                  -----------
Net cash used by operating activities                                (21,461)                     (10,036)
                                                                  -----------                  -----------
Cash flows from investing activities:
   Expenditures for property and equipment                              (865)                      (1,107)
                                                                  -----------                  -----------
Net cash used for investing activities                                  (865)                      (1,107)
                                                                  -----------                  -----------
Cash flows from financing activities:
   Borrowings from revolving credit                                    7,360                        1,750
   Payments for capitalized lease                                        (23)                         (20)
   Proceeds from exercise of stock options and related tax
    benefits                                                             341                           76
                                                                  -----------                  -----------
Net cash provided by financing activities                              7,678                        1,806
                                                                  -----------                  -----------
Net decrease in cash and cash equivalents                            (14,648)                      (9,337)

Cash and cash equivalents at beginning of period                      16,906                       10,576
                                                                  -----------                  -----------
Cash and cash equivalents at end of period                          $  2,258                     $  1,239
                                                                  ===========                  ===========

                               BROOKSTONE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. The results of the thirteen week period ended May 2, 1998, are not necessarily indicative of the results for the full fiscal year. The Company's business, like the business of retailers in general, is subject to seasonal influences. Historically, the Company's fourth fiscal quarter, which includes the Christmas selling season, has produced a disproportionate amount of the Company's net sales and generally all of its income from operations. The Company expects that its business will continue to be subject to such seasonal influences.

2. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles and practices consistently applied. In the opinion of the Company, these financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position and the results of operations for the periods reported. Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that the accompanying consolidated financial statements be read in conjunction with the annual financial statements and notes thereto which may be found in the Company's 1997 annual report.

3. The exercise of stock options which have been granted under the Company's stock option plans gives rise to compensation which is includable in the taxable income of the optionees and deductible by the Company for tax purposes upon exercise. Such compensation reflects an increase in the fair market value of the Company's Common Stock subsequent to the date of grant. For financial reporting purposes, the tax effect of this deduction is accounted for as a credit to additional paid-in capital rather than as a reduction of income tax expense. Such exercises resulted in a tax benefit to the Company of approximately $287,000 for the thirteen week period ended May 2, 1998.

                               BROOKSTONE, INC.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR
                  THE THIRTEEN WEEK PERIOD ENDED MAY 2, 1998

Results of Operations
---------------------

For the thirteen week period ended May 2, 1998, net sales increased 14.4% over the comparable period last year. Comparable store sales for the thirteen week period increased 7.0%. The sales increase reflects the results of opening 17 new stores subsequent to the first quarter of Fiscal 1997 and three new stores during the first quarter of Fiscal 1998, offset by the closing of one store subsequent to the first quarter of Fiscal 1997 and two stores during the first quarter of Fiscal 1998. The total number of Brookstone stores open at the end of the thirteen week period ended May 2, 1998 was 178 versus 161 at the end of the comparable period in Fiscal 1997. In addition, the Company operated a total of 19 summer seasonal stores at the end of the thirteen week period ended May 2, 1998; no seasonal locations were open for the comparable period last year. Mail order sales decreased 16.1% over the comparable period last year. This decrease was driven primarily by decreased catalog circulation of 22%.

Gross Profit as a percentage of net sales was 23.4% for the thirteen week period ended May 2, 1998, versus 24.7% for the comparable period last year. This decrease is primarily due to increasing occupancy costs attributable to the new stores opened subsequent to the first quarter of Fiscal 1997, combined with costs associated with the operation of the summer seasonal locations.

Selling, general and administrative expenses as a percentage of net sales were 42.1% for the thirteen week period ended May 2, 1998 versus 43.2% for the comparable period last year. This decrease in percentage is primarily due to reduced costs related to catalog production.

Net interest expense for the thirteen week period ended May 2, 1998, was $230,000 compared to $104,000 during the comparable period last year. This increase is related to increased borrowings under the revolving credit agreement during the first quarter of Fiscal 1998 compared with the first quarter of Fiscal 1997.

As a result of the foregoing, the Company reported a net loss of $4,417,000 or $0.56 per share, for the thirteen week period ended May 2, 1998, as compared to a net loss of $3,773,000 or $0.48 per share for the comparable period last year.

Financial Condition
-------------------

For the first quarter of Fiscal 1998, net cash used by operating activities totaled $21.5 million, primarily as a result of the net loss, purchase of inventory and payment of income taxes. Cash used for investment activities during the first quarter of Fiscal 1998, representing the purchase of property and equipment, amounted to $.9 million. Cash from financing activities during the first quarter of Fiscal 1998 amounted to $7.7 million, acquired primarily through borrowings under the Company's revolving credit agreement.

For the first quarter of Fiscal 1997, net cash used by operating activities totaled $10.0 million, primarily as a result of the net loss and payment of income taxes. Cash used for investment activities during the first quarter of Fiscal 1997, representing the purchase of property and equipment, amounted to $1.1 million. Cash from financing activities during the first quarter of Fiscal 1997 amounted to $1.8 million, acquired primarily through borrowings under the Company's previous revolving credit agreement.

Merchandise inventories were $44.1 million at May 2, 1998 compared to $37.3 million at January 31, 1998. The increase in inventory is primarily to support the new stores opened or scheduled to open during Fiscal 1998 and the Company's summer seasonal store program, and reflects the timing of inventory purchases for the upcoming Father's Day holiday. The Accounts Payable balance was $14.9 million at May 2, 1998 compared to $14.4 million at January 31, 1998.

The Company's capital expenditures in the first quarter of Fiscal 1998 were principally related to the remodeling of two retail stores and the opening of three new stores during the first quarter of Fiscal 1998. The Company anticipates opening approximately 20 - 30 new stores (including up to 9 airport locations) and remodeling approximately 10 - 12 stores during Fiscal 1998.

The Company maintains a revolving credit agreement to finance inventory purchases, which historically peak in the third quarter in anticipation of the holiday selling season. At May 2, 1998, the Company had $7.4 million in outstanding borrowings under its revolving credit agreement, and at May 3, 1997, it had $1.8 million in borrowings.

The Company believes that available borrowings, cash on hand and anticipated cash generated from operations will be sufficient to finance planned retail store openings / remodelings and other capital requirements throughout Fiscal 1998.

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



                               Brookstone, Inc.
                               ----------------
                                 (Registrant)



                                 /s/  Philip W. Roizin
                               ---------------------------------------
     June  15, 1998                        (Signature)
           --

                               Philip W. Roizin
                               Executive Vice President Finance and
                               Administration,
                               Treasurer and Secretary
                               (Principal Financial Officer
                               and duly authorized to sign on behalf of registrant)