Form 10-Q
period 1998-08-01
BROOKSTONE INC
filed 1998-09-15
CIK 830134

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended August 1, 1998
                                                --------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


     For the transition period from                  to
                                    -----------------   ------------------


     Commission file number             0-21406
                            ----------------------------------------------



                                Brookstone, Inc.
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

Yes [X]   No [ ]


               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS


Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes [ ]   No [ ]


                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 8,017,167 shares of common
                                                ----------
stock as of  September 4, 1998.
             ------------------

                               BROOKSTONE, INC.

                              INDEX TO FORM 10-Q



Part I:  Financial Information                                          Page No.
         ---------------------                                          --------

Item 1:
          Consolidated Balance Sheet
          as of August 1, 1998, January 31, 1998, and August 2, 1997          3

          Consolidated Statement of Operations for the thirteen and
          twenty-six weeks ended August 1, 1998 and August 2, 1997            4

          Consolidated Statement of Cash Flows for the twenty-six
          weeks ended August 1, 1998 and August 2, 1997                       5

          Notes to Consolidated Financial Statements                          6


Item 2:
          Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                7-8


Part II:  Other Information
          -----------------

Item 1:
          Legal Proceedings                                                   9

Item 2:
          Change in Securities                                                9

Item 3:
          Defaults by the Company upon its Senior Securities                  9

Item 4:
          Submission of Matters to a Vote of Security Holders                 9

Item 5:
          Other Information                                                   9

Item 6:

          Exhibits and Reports on Form 8-K                                   10

Signatures                                                                   11

                                BROOKSTONE, INC.
                           CONSOLIDATED BALANCE SHEET
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                 (Unaudited)                                   (Unaudited)
                                                August 1, 1998        January 31, 1998       August 2, 1997
                                                --------------        ----------------       --------------
    Assets
    ------

Current Assets:
  Cash and cash equivalents                       $   2,510                $ 16,906             $ 1,617
  Receivables, net                                    6,115                   5,532               3,683
  Merchandise inventories                            39,927                  37,285              29,489
  Deferred income taxes                               6,491                   2,805               3,847
  Other current assets                                5,144                     955               4,811
                                                  ---------                --------             -------
    Total current assets                             60,187                  63,483              43,447
                                                  ---------                --------             -------
Deferred income taxes                                 2,916                   2,916               1,845
Property and equipment, net                          37,770                  37,854              32,986
Other assets                                            665                   1,065                 127
                                                  ---------                --------             -------
                                                  $ 101,538                $105,318             $78,405
                                                  =========                ========             =======

Liabilities and Shareholders' Equity
------------------------------------

Current liabilities:
Short term borrowings                             $   8,860                $      -             $   760
Accounts payable                                     11,820                  14,440               7,882
Other current liabilities                            10,696                  16,602               7,997
                                                  ---------                --------             -------
    Total current liabilities                        31,376                  31,042              16,639

Other long term liabilities                           9,861                   9,812               9,174
Long term obligation under capital lease              2,652                   2,698               2,742

Commitments and contingencies

Shareholders' Equity:
Preferred stock, $0.001 par value:
  Authorized - 2,000,000 shares; issued and
  outstanding - 0 shares at August 1, 1998,
  January 31, 1998 and August 2, 1997
Common stock, $0.001 par value
  Authorized 50,000,000 shares; issued and
  outstanding - 7,994,067 at August 1, 1998.
  7,871,384 shares at January 31, 1998 and
  7,819,134 shares at August 2, 1997                      8                       8                   8
Additional paid-in capital                           47,899                  47,124              46,788
Retained earnings                                     9,789                  14,681               3,101
Treasury stock, at cost - 3,616 shares at
  August 1, 1998, January 31, 1998 and
  August 2, 1997                                        (47)                    (47)                (47)
                                                  ---------                --------             -------
    Total Shareholders' Equity                       57,649                  61,766              49,850
                                                  ---------                --------             -------
                                                   $101,538                $105,318             $78,405
                                                  =========                ========             =======

                                BROOKSTONE, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (Unaudited)

                                                      Thirteen Weeks Ended                 Twenty-six Weeks Ended
                                                ----------------------------------  ----------------------------------
                                                August 1, 1998     August 2, 1997    August 1, 1998    August 2, 1997
                                                ----------------  ----------------  ----------------  ----------------
Net sales                                          $ 53,756          $ 44,848           $ 91,675          $ 77,985
Cost of sales                                        36,453            30,297             65,485            55,245
                                                   --------          --------           --------           -------
Gross profit                                         17,303            14,551             26,190            22,740

Selling, general and administrative
  expenses                                           17,622            15,105             33,568            29,416
                                                   --------          --------           --------           -------
  Loss from operations                                 (319)             (554)            (7,378)           (6,676)

Interest expense, net                                   464               202                694               306
                                                   --------          --------           --------           -------
  Loss before taxes                                    (783)             (756)            (8,072)           (6,982)
  Income tax benefit                                   (308)             (298)            (3,180)           (2,751)
                                                   --------          --------           --------           -------
Net loss                                           $   (475)         $   (458)          $ (4,892)          $(4,231)
                                                   --------          --------           --------           -------
Net loss per share-basic/diluted                   $  (0.06)         $  (0.06)          $  (0.62)          $ (0.54)

Weighted average shares outstanding-
  basic/diluted                                       7,984             7,780              7,945             7,781
                                                   ========          ========           ========           =======


                                BROOKSTONE, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (Unaudited)

                                                                Twenty-Six  Weeks Ended
                                                        --------------------------------------
                                                        August 1, 1998          August 2, 1997
                                                        --------------          --------------
Cash flows from operating activities:
Net loss                                                  $ (4,892)               $ (4,231)

Adjustments to reconcile net loss to net cash used by operating activities:

  Depreciation and amortization                              3,700                   3,032
  Amortization of deferred financing                            69
  Deferred income taxes                                     (3,686)                 (2,821)
  Decrease in other assets                                     400                     607
  Decrease in other long term liabilities                       49                     251

Changes in working capital:
  Accounts receivable, net                                    (583)                  1,765
  Merchandise inventories                                   (2,642)                  1,777
  Other current assets                                      (4,258)                 (1,858)
  Accounts payable                                          (2,620)                   (734)
  Other current liabilities                                 (5,906)                 (4,988)
                                                          --------                --------

Net cash used by operating activities                     $(20,369)               $ (7,200)

                                                          --------                --------
Cash flows from investing activities:
  Expenditures for property and equipment                   (3,616)                 (2,607)
                                                          --------                --------

Net cash used for investing activities                      (3,616)                 (2,607)
                                                          --------                --------

Cash flows from financing activities:
  Borrowings from revolving credit                           8,860                     760
  Payments for capitalized lease                               (46)                    (38)
  Proceeds from exercise of stock options
   and related tax benefits                                    775                     126
                                                          --------                --------

Net cash provided by financing activities                    9,589                     848
                                                          --------                --------

Net decrease in cash and cash equivalents                  (14,396)                 (8,959)

Cash and cash equivalents at beginning of period            16,906                  10,576
                                                          --------                --------
Cash and cash equivalents at end of period                $  2,510                $  1,617
                                                          ========                ========

                                BROOKSTONE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1. The results of the twenty-six week period ended August 1, 1998 are not necessarily indicative of the results for the full fiscal year. The Company's business, like the business of retailers in general, is subject to seasonal influences. Historically, the Company's fourth fiscal quarter, which includes the Christmas selling season, has produced a disproportionate amount of the Company's net sales and generally all of its income from operations. The Company expects that its business will continue to be subject to such seasonal influences.


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


3. The exercise of stock options which have been granted under the Company's stock option plans gives rise to compensation which is includable in the taxable income of the optionees and deductible by the Company for tax purposes upon exercise. Such compensation reflects an increase in the fair market value of the Company's common stock subsequent to the date of grant. For financial reporting purposes, the tax effect of this deduction is accounted for as a credit to additional paid-in capital rather than as a reduction of income tax expense. Such exercises resulted in a tax benefit to the Company of approximately $505,000 for the twenty-six week period ended August 1, 1998.


4. Under the Company's 1997 Employee Stock Purchase Plan, the Company granted a six-month employee stock purchase option commencing on November 4, 1997 and concluding on May 4, 1998. Under this option, each participating associate was able to contribute not less than 2% and not more than 10% of compensation, not to exceed a maximum contribution of $2,000, over the six-month option period. At the end of the option period, a total of 17,102 shares were accordingly issued to each participating associate at a purchase price of 85% of the fair market value of the Company's common stock, $0.001 par value, on either the first day of the program (November 4, 1997) or the last day (May 4, 1998), whichever was lower. The purchase price as of November 4, 1997 was used; this purchase price, discounted at 15%, equaled $10.4125 per share.

                                BROOKSTONE, INC.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR
       THE THIRTEEN WEEK AND TWENTY-SIX WEEK PERIODS ENDED AUGUST 1, 1998


Results of Operations
---------------------

For the thirteen week and twenty-six week periods ended August 1, 1998, net sales increased 19.9% and 17.6% respectively over the comparable periods last year. Comparable store sales for the thirteen week and twenty-six week periods increased 5.8% and 6.4% respectively. The sales increase reflects the results of opening 13 new stores in Fiscal 1997 subsequent to the second quarter of Fiscal 1997 and nine new stores during Fiscal 1998, offset by the closing of four stores during Fiscal 1998. The total number of Brookstone stores open at the end of the twenty-six week period ended August 1, 1998 was 182 versus 164 at the end of the comparable period in Fiscal 1997. In addition, the Company operated a total of 50 summer seasonal stores at some time during the twenty-six week period ended August 1, 1998, 40 of which remained open at the end of the Fiscal 1998 second quarter; 13 seasonal locations were open for the comparable period last year. Mail order sales experienced a sales decrease of 1% over the comparable twenty-six week period last year.

Gross Profit as a percentage of net sales was 32.2% and 28.6% respectively for the thirteen week and twenty-six week periods ended August 1, 1998, versus 32.4% and 29.2% respectively for the comparable periods last year. This decrease is primarily due to increasing occupancy costs attributable to the new stores opened subsequent to the second quarter of Fiscal 1997, combined with occupancy costs associated with the operation of the summer seasonal locations.

Selling, general and administrative expenses as a percentage of net sales were 32.8% and 36.6% respectively for the thirteen week and twenty-six week periods ended August 1, 1998 versus 33.7% and 37.7% respectively for the comparable periods last year. This decrease in percentage is primarily due to reduced costs related to catalog production.

Net interest expense for the thirteen week and twenty-six week periods ended August 1, 1998, was $464,000 and $694,000 respectively compared to $202,000 and $306,000 during the comparable periods last year. This increase is related to increased borrowings under the revolving credit agreement relating to higher inventory levels during the first and second quarters of Fiscal 1998 compared with the first and second quarters of Fiscal 1997.

As a result of the foregoing, the Company reported a net loss of $475,000 or $0.06 per basic/diluted share for the thirteen week period ended August 1, 1998, as compared to a net loss of $458,000 or $0.06 per basic/diluted share for the comparable period last year. For the twenty-six week period ended August 1, 1998, the Company reported a net loss of $4,892,000 or $0.62 per basic/diluted share as compared to a net loss of $4,231,00 or $0.54 per basic/diluted share for the comparable period last year.


Financial Condition
-------------------

For the twenty-six week period ended August 1, 1998, net cash used by operating activities totaled $20.4 million, primarily as a result of the net loss, purchase of inventory and payment of income taxes. Cash used for investment activities during the twenty-six week period of Fiscal 1998, representing the purchase of property and equipment, amounted to $3.6 million. Cash from financing activities during the twenty-six week period of Fiscal 1998 amounted to $9.6 million, acquired primarily through borrowings under the Company's revolving credit agreement.

For the twenty-six week period of Fiscal 1997, net cash used by operating activities totaled $7.2 million, primarily as a result of the net loss and payment of income taxes. Cash used for investment activities during the twenty-six week period of Fiscal 1997, representing the purchase of property and equipment, amounted to $2.6 million. Cash provided by financing activities during the twenty-six week period of Fiscal 1997 amounted to $0.8 million, acquired primarily through borrowings under the Company's previous revolving credit agreement.

Merchandise inventories were $39.9 million at August 1, 1998 compared to $37.3 million at January 31, 1998. The increase in inventory was primarily to support the new stores opened or scheduled to open during Fiscal 1998, including retail and airport locations in addition to the Company's summer seasonal store program. The accounts payable balance was $11.8 million at August 1, 1998 as compared to $14.4 million at January 31, 1998.

For the twenty-six week period ended August 1, 1998, the Company's capital expenditures were principally related to the remodeling of four retail locations and the opening of nine new stores, including six airport locations. The Company anticipates opening approximately 20 new stores net of closings (including up to 7 airport locations) and remodeling approximately 10 - 12 stores during Fiscal 1998.

The Company maintains a revolving credit agreement to finance inventory purchases, which historically peak in the third quarter in anticipation of the holiday selling season. At August 1, 1998, the Company had $8.9 million in outstanding borrowings under its revolving credit agreement as compared to outstanding borrowings of $0.8 million at August 2, 1997. These borrowings were utilized to finance the Company's working capital, primarily in support of retail store sales increases and also in support of the summer seasonal program.

The Company believes that available borrowings, cash on hand and anticipated cash generated from operations will be sufficient to finance planned retail store openings / remodelings and other capital requirements throughout Fiscal 1998.


Year 2000 Software Compliance
-----------------------------

The Company relies on software for the efficient operation of many of its important functions, including inventory purchasing, shipping and receiving, logistics, inventory forecasting and replenishment, payroll and human resources recordkeeping, mail order operations, point-of-purchase transaction recording and financial reporting. The Company has begun the process of implementing new shipping, receiving and logistics software (which is year 2000 compliant), and expects this software to be fully implemented in early 1999. With the exception of software mentioned in the previous sentence, each of the software products involved in the Company's significant operations has been represented to be year 2000 compliant, or has been upgraded to versions that have been represented to be year 2000 compliant, by their respective manufacturers. In addition, the Company has received representations from its primary bank and credit card processors that the software they operate to faciliate services provided to the Company is year 2000 compliant. The total cost to the Company for the software upgrades described in this paragraph is expected to be approximately $300,000.

Although no single vendor supplied products representing more than 9% of the Company's net sales in 1997, there can be no assurance that the Company's operating results would not be adversely affected if any of its 10 largest vendors were unable to fill the Company's orders. The Company is currently exploring year 2000 readiness of each of its significant vendors and is considering other sources for similar products in the event that such vendors are unable to meet the Company's needs. Because the products sold by the Company are often unique in the marketplace, however, there can be no assurance that adequate substitute products will be available. See "Outlook: Important Factors and Uncertainties -- Dependence on Innovative Merchandising" on page 11 of its 1997 Annual Report on Form 10-K. The Company currently uses neither electronic data interchange ("EDI") technology, nor advance shipping notification ("ASN") technology with its vendors.

The Company believes that it has established appropriate measures to minimize the risk of disruption to its business as it approaches the year 2000. This belief is a forward-looking statement and is premised, in part, on representations provided to the Company by third-party sources, the accuracy of which are in many cases difficult or impossible for the Company to validate. If any such representation relating to a software product relied upon for a significant business function ultimately proves inaccurate, the Company could incur material remediation expenses and/or lost sales.

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

           None


Item 3:    DEFAULT UPON SENIOR SECURITIES
           ------------------------------

           None


Item 4:    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
           ---------------------------------------------------

           A) The 1998 Annual Meeting of Stockholders of the Company was held on June 16, 1998.

           B) The following persons were elected directors at the 1998 Annual Meeting for a one-year term expiring at the 1999 Annual Meeting of Stockholders.

                                           For     Withheld
                                        ---------  --------
               Merwin F. Kaminstein    7,670,970     3,452
               Michael F. Anthony      7,670,981     3,441
               Mone Anathan, III       7,667,981     6,441
               Adam Kirsch             7,402,342   272,080
               Michael L. Glazer       7,670,981     3,441
               Robert F. White         7,670,981     3,441

           C) The appointment of Price Waterhouse LLP as the independent accountants to examine the financial statements of the Company and its subsidiaries for the fiscal year ended January 30, 1999 was ratified.

               For                         Against                     Abstain
               ----                        --------                    --------
            7,663,976                       7,101                       3,345


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


                            Brookstone, Inc.
                            ----------------
                            (Registrant)



                             /s/  Philip W. Roizin
                            ------------------------------------------------
September 14, 1998          (Signature)



                            Philip W. Roizin
                            Executive Vice President Finance and Administration, Treasurer and Secretary
                            (Principal Financial Officer
                            and duly authorized to sign on behalf of registrant)