Form 10-Q
period 1998-10-31
BROOKSTONE INC
filed 1998-12-14
CIK 830134

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-Q



[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934



                For the quarterly period ended October 31, 1998
                                               ----------------
                                      OR
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


       -----------------------------------------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)


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

Yes        No
     ---      ---

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 8,060,461 shares of common
                                                 ---------
stock as of December 4, 1998.
            -----------------

                               BROOKSTONE, INC.



                              INDEX TO FORM 10-Q



Part I:  Financial Information                                        Page No.
         ---------------------                                        --------



Item 1:
         Consolidated Balance Sheet as of October 31, 1998,
         January 31, 1998, and November 1, 1997                          3

         Consolidated Statement of Operations for the thirteen
         and thirty-nine weeks ended October 31, 1998 and
         November 1, 1997                                                4

         Consolidated Statement of Cash Flows for the thirty-nine
         weeks ended October 31, 1998 and November 1, 1997               5

         Notes to Consolidated Financial Statements                      6

Item 2:
         Management's Discussion and Analysis of Financial
         Condition and Results of Operations                             7 - 9


Part II:  Other Information
          -----------------

Item 1:
         Legal Proceedings                                               10

Item 2:
         Change in Securities                                            10

Item 3:
         Defaults by the Company upon its Senior Securities              10

Item 4:
         Submission of Matters to a Vote of Security Holders             10

Item 5:
         Other Information                                               10

Item 6:

         Exhibits and Reports on Form 8-K                                10

Signatures                                                               11

                               BROOKSTONE, INC.
                          CONSOLIDATED BALANCE SHEET
                       (In thousands, except share data)

                                                 (Unaudited)                             (Unaudited)
                                              October 31, 1998    January 31, 1998    November 1, 1997
                                              ----------------    ----------------    ----------------
            Assets
            ------

Current assets:
    Cash and cash equivalents                    $    4,028          $   16,906          $    2,409
    Receivables, net                                  4,795               5,532               4,556
    Merchandise inventories                          62,143              37,285              47,950
    Deferred income taxes                             9,503               2,805               6,675
    Other current assets                              5,256                 955               5,929
                                                 ----------          ----------          ----------
        Total current assets                         85,725              63,483              67,519

Deferred income taxes                                 2,916               2,916               2,493
Property and equipment, net                          39,345              37,854              34,728
Other assets                                          2,446               1,065               1,688
                                                 ----------          ----------          ----------
                                                 $  130,432          $  105,318          $  106,428
                                                 ==========          ==========          ==========
Liabilities and Shareholders Equity
-----------------------------------

Current liabilities:
   Short term borrowings                         $   30,000          $       --          $   20,000
   Accounts payable                                  24,491              14,440              19,738
   Other current liabilities                          9,968              16,602               9,437
                                                 ----------          ----------          ----------
        Total current liabilities                    64,459              31,042              49,175

Other long term liabilities                          10,017               9,812               8,405
Long term obligation under capital lease              2,628               2,698               2,720

Commitments and contingencies

Shareholders equity:
Preferred stock, $0.001 par value:
  Authorized - 2,000,000 shares; issued and
  outstanding - 0 shares at October 31, 1998,
  January 31, 1998 and November 1, 1997
Common stock, $0.001 par value
  Authorized 50,000,000 shares; issued and
  outstanding - 8,019,711 at October 31, 1998,
  7,871,384 shares at January 31, 1998 and
  7,821,384 shares at November 1, 1997                    8                   8                   8
Additional paid-in capital                           48,042              47,124              46,799
Retained earnings/accumulated deficit                 5,325              14,681                (632)
Treasury stock, at cost - 3,616 shares at
  October 31, 1998, January 31, 1998 and
  November 1, 1997                                      (47)                (47)                (47)
                                                 ----------          ----------          ----------
      Total shareholders' equity                     53,328              61,766              46,128
                                                 ----------          ----------          ----------
                                                 $  130,432          $  105,318          $  106,428
                                                 ==========          ==========          ==========

                               BROOKSTONE, INC.

                     CONSOLIDATED STATEMENT OF OPERATIONS
                     (In thousands, except per share data)
                                  (Unaudited)

                                              Thirteen Weeks Ended                         Thirty-nine Weeks Ended
                                       -------------------------------------         --------------------------------------
                                       October 31, 1998     November 1, 1997         October 31, 1998      November 1, 1997
                                       ----------------     ----------------         ----------------      ----------------
Net sales                                 $   43,459           $   38,922               $  135,134            $   116,907

Cost of sales                                 32,076               28,647                   97,561                 83,892
                                          ----------           ----------               ----------            -----------
Gross profit                                  11,383               10,275                   37,573                 33,015

Selling, general and administrative
    expenses                                  18,163               16,102                   51,731                 45,518
                                          ----------           ----------               ----------            -----------
    Loss from operations                      (6,780)              (5,827)                 (14,158)               (12,503)

Interest expense, net                            587                  333                    1,281                    639
                                          ----------           ----------               ----------            -----------
    Loss before taxes                         (7,367)              (6,160)                 (15,439)               (13,142)

    Income tax benefit                        (2,903)              (2,427)                  (6,083)                (5,178)
                                          ----------           ----------               ----------            -----------
Net loss                                  $   (4,464)          $   (3,733)              $   (9,356)           $    (7,964)
                                          ==========           ==========               ==========            ===========

Net loss per share-basic/diluted          $    (0.56)          $    (0.48)              $    (1.17)           $     (1.02)

Weighted average shares outstanding-
   basic/diluted                               8,012                7,802                    7,967                  7,794
                                          ==========           ==========               ==========            ===========

                               BROOKSTONE, INC.

                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                (In thousands)
                                  (Unaudited)

                                                                      Thirty-nine Weeks Ended
                                                               -------------------------------------
                                                               October 31, 1998     November 1, 1997
                                                               ----------------     ----------------
Cash flows from operating activities:
Net loss                                                           $  (9,356)           $  (7,964)

Adjustments to reconcile net loss to net cash used by operating activities:

  Depreciation and amortization                                        5,605               4,619
  Amortization of deferred financing                                     108                  --
  Deferred income taxes                                               (6,698)             (6,297)
  (Increase) decrease in other assets                                 (1,489)               (954)
  Increase (decrease) in other long term liabilities                     205                (518)

Changes in working capital:
   Accounts receivable, net                                              737                 892
   Merchandise inventories                                           (24,858)            (16,684)
   Other current assets                                               (4,301)             (2,976)
   Accounts payable                                                   10,051              11,122
   Other current liabilities                                          (6,634)             (3,552)
                                                                   ---------           ---------

Net cash used by operating activities                                (36,630)            (22,312)
                                                                   ---------           ---------

Cash flows from investing activities:
   Expenditures for property and equipment                            (7,096)             (5,934)
                                                                   ---------           ---------
Net cash used for investing activities                                (7,096)             (5,934)
                                                                   ---------           ---------

Cash flows from financing activities:
   Borrowings from revolving credit                                   30,000              20,000
   Payments for capitalized lease                                        (70)                (56)
   Proceeds from exercise of stock options and related tax
     benefits                                                            918                 135
                                                                   ---------           ---------
Net cash provided by financing activities                             30,848              20,079
                                                                   ---------           ---------
Net decrease in cash and cash equivalents                            (12,878)             (8,167)

Cash and cash equivalents at beginning of period                      16,906              10,576
                                                                   ---------           ---------
Cash and cash equivalents at end of period                         $   4,028           $   2,409
                                                                   =========           =========


                               BROOKSTONE, INC.


                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1. The results of the thirty-nine week period ended October 31, 1998 are not necessarily indicative of the results for the full fiscal year. The Company's business, like the business of retailers in general, is subject to seasonal influences. Historically, the Company's fourth fiscal quarter, which includes the Christmas selling season, has produced a disproportionate amount of the Company's net sales and generally all of its income from operations. The Company expects that its business will continue to be subject to such seasonal influences.

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

3. The exercise of stock options which have been granted under the Company's stock option plans gives rise to compensation which is includable in the taxable income of the optionees and deductible by the Company for tax purposes upon exercise. Such compensation reflects an increase in the fair market value of the Company's common stock subsequent to the date of grant. For financial reporting purposes, the tax effect of this deduction is accounted for as a credit to additional paid-in capital rather than as a reduction of income tax expense. Such exercises resulted in a tax benefit to the Company of approximately $615,200 for the thirty-nine week period ended October 31, 1998.

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

                               BROOKSTONE, INC.


                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR
     THE THIRTEEN WEEK AND THIRTY-NINE WEEK PERIODS ENDED OCTOBER 31, 1998


Results of Operations
---------------------


For the thirteen week and thirty-nine week periods ended October 31, 1998, net sales increased 11.7% and 15.6%, respectively, over the comparable periods last year. Comparable store sales for the thirteen week and thirty-nine week periods increased 2.6% and 5.2%, respectively. The sales increase reflects the results of opening seven new stores during the fourth quarter of Fiscal 1997 and 14 new stores during Fiscal 1998, offset by the closing of four stores during Fiscal 1998. The total number of Brookstone stores open at the end of the thirty-nine week period ended October 31, 1998 was 187 versus 170 at the end of the comparable period in Fiscal 1997. In addition, the Company operated a total of 50 seasonal stores during a portion of the thirty-nine week period ended October 31, 1998. Thirteen seasonal locations were open during a portion of the comparable period last year. Mail order sales decreased 5.7% compared to the comparable thirty-nine week period last year, due primarily to an approximate 10% reduction in catalog circulation.

Gross profit as a percentage of net sales was 26.2% and 27.8%, respectively, for the thirteen week and thirty-nine week periods ended October 31, 1998, versus 26.4% and 28.2%, respectively, for the comparable periods last year. This decrease was primarily due to increasing occupancy costs attributable to the new stores opened subsequent to the third quarter of Fiscal 1997, combined with occupancy costs associated with the increased number of seasonal locations as compared to the same period last year.

Selling, general and administrative expenses as a percentage of net sales were 41.8% and 41.4%, respectively, for the thirteen week periods ended October 31, 1998 and November 1, 1997. This increase in the percentage was principally related to costs associated with the increased number of seasonal stores. Selling, general and administrative expenses as a percentage of net sales for the thirty-nine week periods ended October 31, 1998 and November 1, 1997 were 38.3% and 38.9%, respectively. This decrease in percentage was primarily due to reduced costs related to catalog production.

Net interest expense for the thirteen week and thirty-nine week periods ended October 31, 1998, was $587,000 and $1,281,000, respectively, compared to $333,000 and $639,000 during the comparable periods last year. This increase was related to increased borrowings under the revolving credit agreement, primarily due to higher inventory levels during the thirty-nine weeks ended October 31, 1998 compared to the comparable period of Fiscal 1997.

As a result of the foregoing, the Company reported a net loss of $4,464,000 or $0.56 per basic/diluted share for the thirteen week period ended October 31, 1998, as compared to a net loss of $3,733,000 or $0.48 per basic/diluted share for the comparable period last year. For the thirty-nine week period ended October 31, 1998, the Company reported a net loss of $9,356,000 or $1.17 per basic/diluted share as compared to a net loss of $7,964,000 or $1.02 per basic/diluted share for the comparable period last year.

Financial Condition
-------------------

For the thirty-nine week period ended October 31, 1998, net cash used by operating activities totaled $36.6 million, primarily as a result of the net loss, purchase of inventory and payment of income taxes. Cash used for investment activities during the thirty-nine week period of Fiscal 1998, representing the purchase of property and equipment, amounted to $7.1 million. Cash provided by financing activities during the thirty-nine week period of Fiscal 1998 amounted to $30.8 million, acquired primarily through borrowings under the Company's revolving credit agreement.

For the thirty-nine week period ended November 1, 1997, net cash used by operating activities totaled $22.3 million, primarily as a result of the net loss, purchase of inventory and payment of income taxes. Cash used for investment activities during the thirty-nine week period of Fiscal 1997, representing the purchase of property and equipment, amounted to $5.9 million. Cash provided by financing activities during the thirty-nine week period of Fiscal 1997 amounted to $20.1 million, acquired primarily through borrowings under the Company's previous revolving credit agreement.

Merchandise inventories were $62.1 million at October 31, 1998 compared to $37.3 million at January 31, 1998. The increase in inventory was primarily to support the heightened holiday selling season needs, the new stores opened or scheduled to open during Fiscal 1998, including retail and airport locations, and the Company's seasonal store program. In addition, the Company accelerated the receipt of goods to mitigate a potential container shortage in Asia. The accounts payable balance was $24.5 million at October 31, 1998 as compared to $14.4 million at January 31, 1998. This increase was primarily attributable to the increase in merchandise inventories.

For the thirty-nine week period ended October 31, 1998, the Company's capital expenditures were principally related to the remodeling of eight retail locations and the opening of 14 new stores, including six airport locations. The Company anticipates opening approximately 19 new stores net of closings (including seven airport locations) and remodeling approximately 10 stores during Fiscal 1998.

The Company maintains a revolving credit agreement to finance inventory purchases, which historically peak in the third quarter in anticipation of the holiday selling season. At October 31, 1998, the Company had $30.0 million in outstanding borrowings under its revolving credit agreement as compared to outstanding borrowings of $20.0 million at November 1, 1997. These borrowings were utilized to finance the Company's working capital, primarily in support of retail store inventory needs and also in support of the increased summer seasonal program.

The Company believes that available borrowings, cash on hand and anticipated cash generated from operations will be sufficient to finance planned retail store openings / remodelings and other capital requirements throughout Fiscal 1998.


Year 2000 Software Compliance
-----------------------------

Many computer programs in use today were originally written using two digit fields to identify years instead of four digits to define century and year. These programs were written without considering the impact of the upcoming change in the century and may experience difficulty in handling dates beyond December 31, 1999. This phenomenon, sometimes referred to as "the year 2000 problem" or "the Y2K problem", could cause computer software to fail or create erroneous results unless corrective or alternative measures are instituted.

The Company relies on software for the efficient operation of many of its important functions, including inventory purchasing, shipping and receiving, logistics, inventory forecasting and replenishment, payroll and human resource recordkeeping, mail order operations, point-of-purchase transaction recording and financial reporting. Nearly all of the software relied upon in the Company's operations is purchased from outside sources (who, in some instances, modify or customize pre-packaged software to fit the Company's needs). In addition, the Company has entered into maintenance contracts from such vendors to ensure that such programs will remain operable or will be upgraded at marginal incremental cost to the Company in the event that such a program is not functioning optimally. Since 1996, the Company has been working with its outside software vendors to (i) assess the Y2K readiness of their products, (ii) implement changes and upgrades necessary to eliminate the risk of Y2K problems and (iii) test the Company's systems and components to ensure proper functionality.

The Company has decided to implement upgraded shipping, receiving and logistics software (which is year 2000 compliant) in 1999. In addition, the Company will implement new employee timekeeping and call scheduling software in 1999 and will also complete the installation of its point-of-purchase year 2000 compliant system which is now being tested in five stores. With the exception of the software mentioned in the previous two sentences, each of the software products involved in the Company's significant operations has been represented to be year 2000 compliant, or has been upgraded to versions that have been represented to be year 2000 compliant, by their respective vendors. In addition, the Company has received representations from its primary bank and its credit card processors that the software programs they operate to facilitate services provided to the Company are, or are in the process of becoming, year 2000 compliant. The total incremental cost to the Company for the software and hardware upgrades described in this paragraph is expected to be approximately $300,000.

Because the Y2K problem is often concealed, the Company believes that the evaluation of its systems and the assessment of their readiness must be a continuous process. During the first half of Fiscal 1999, the Company will continue to test and evaluate its systems for year 2000 compliance.

Although no single vendor supplied products representing more than 9% of the Company's net sales in 1997, there can be no assurance that the Company's operating results would not be adversely affected if any of its significant vendors were unable to fill the Company's orders. The Company has received written statements from each of its significant vendors which represent that each such vendor has addressed, or is in the process of addressing, the year 2000 issue such that manufacturing and shipping activities will not be disrupted by the Y2K problem. The Company's merchandising team is also considering other sources for similar products in the event that such vendors are unable to meet the Company's needs. Because the products sold by the Company are oftentimes unique in the marketplace, however, there can be no assurance that adequate substitute products will be available. See "Outlook: Important Factors and Uncertainties -- Dependence on Innovative Merchandising" on page 11 of its 1997 Annual Report on Form 10-K. The Company currently uses neither electronic data interchange ("EDI") technology, nor advance shipping notification ("ASN") technology with its vendors.

The Company believes that it has established appropriate measures to minimize the risk of disruption to its business as it approaches the year 2000. This belief is a forward-looking statement and is premised, in part, on representations provided to the Company by third-party sources and vendors, the accuracy of which are in many cases difficult or impossible for the Company to validate. If any such representation relating to a software product relied upon for a significant business function, or a representation from a significant vendor, ultimately proves inaccurate, the Company could incur material remediation expenses and/or lost sales. In addition, like most other retailers, the Company could be materially adversely affected by disruption in the externally controlled distribution channel (including ports, United States Customs and transportation vendors), the banking and credit systems and electric and other utility suppliers.

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



                            Brookstone, Inc.
                            ----------------
                            (Registrant)



                            /s/  Philip W. Roizin
                            --------------------------------------------
December 14, 1998                        (Signature)
         ---



                            Philip W. Roizin
                            Executive Vice President Finance and Administration, Treasurer and Secretary
                            (Principal Financial Officer
                            and duly authorized to sign on behalf of registrant)