Form 10-K405
period 1999-01-30
BROOKSTONE INC
filed 1999-04-30
CIK 830134

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K

            (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                        SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended January 30, 1999

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

          Securities registered pursuant to Section 12(b) of the Act:

                              Title of each class
                              -------------------

                                      None

          Securities registered pursuant to Section 12(g) of the Act:
                         Common Stock, par value $.001


                     ------------------------------------
  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X    No     .
   -----    ------

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. (X)
            ---

  The aggregate market value of the voting stock held by non-affiliates of the registrant on April 9, 1999 was $113,871,982.
                                -------------

  The number of shares outstanding of the registrant's Common Stock, $.001 par value, as of April 9, 1999 was 8,133,713 shares.
                               ---------

                      Documents Incorporated By Reference

Portions of the registrant's Proxy Statement for its 1999 Annual Meeting of Stockholders are incorporated by reference in Part III hereof.

                     Table of Exhibits appears on Page 53.

                                BROOKSTONE, INC.
                                ----------------

                          1998 FORM 10-K ANNUAL REPORT
                               Table of Contents


                                                                                               Page No.
                                                                                               -------

Item 1....Business                                                                                  3
Item 2....Properties                                                                               10
Item 3....Legal Proceedings                                                                        11
Item 4....Submission of Matters to a Vote of Securities Holders                                    11
Item 4A...Executive Officers of the Registrant                                                     11
Item 5....Market for Registrant's Common Equity and Related Stockholders Matters                   13
Item 6....Selected Financial Data                                                                  13
Item 7....Management's Discussion and Analysis of Financial Condition and Results of
          Operations                                                                               15
Item 8....Financial Statements and Supplementary Data                                              25
Item 9....Changes in and Disagreements with Accountants on Accounting and Financial
          Disclosure                                                                               25
Item 10...Directors and Executive Officers of the Registrant                                       25
Item 11...Executive Compensation                                                                   25
Item 12...Security Ownership of Certain Beneficial Owners and Management                           25
Item 13...Certain Relationships and Related Transactions                                           25
Item 14...Exhibits, Financial Statement Schedules and Reports on Form 8-K                          26


Exhibits Filed Herewith:
------------------------
Exhibit 11    Calculation of Earnings Per Share                                                    58
Exhibit 23.1  Consent of PricewaterhouseCoopers LLP                                                59
Exhibit 27    Financial Data Schedule                                                              60


ITEM 1.  Business

     Brookstone, Inc. is a nationwide specialty retailer offering an assortment of consumer products functional in purpose, distinctive in quality and design and not widely available from other retailers. Brookstone's merchandise includes lawn and garden, health and fitness, home and office and travel and auto products. The Company offers approximately 1,500 active stock-keeping units ("SKUs") at any given time. Brookstone sells its products through 198 full-year stores in 36 states and the District of Columbia. In addition to the full-year stores, Brookstone typically operates temporary stores and kiosks during the winter holiday season. Brookstone also operates a direct marketing business which includes its traditional Hard-to-Find Tools and its Brookstone Gift Collection catalogs in addition to an interactive Internet site, www.Brookstone.com. For a further description of the Company's business
------------------
segments, see Note 5 of the Notes to Consolidated Financial Statements on page 39.

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

Merchandising and Marketing

     Merchandising. Brookstone seeks to be a leader in identifying and selling products which are functional in purpose, distinctive in quality and design and not widely available from other retailers. Brookstone's products are intended to make some aspect of the user's life easier, better, more enjoyable or more comfortable. A majority of the Company's products bear the Brookstone name in an effort to reinforce its franchise value and generate customer loyalty.

     The following lists the Company's four product worlds and 23 current product categories:

Lawn & Garden       Health & Fitness      Home & Office  Travel & Auto
Backyard Leisure    Personal Care         Audio/Video    Automobile
Garden              Personal Accessories  Optical        Travel
Outdoor Games       Home Comfort          Wine           Safety/Security
Christmas           Household             Kitchen        Lighting
Pool / Beach        Bedding               Games          Tools
Time / Weather      Massage               Stationery

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

     The qualities of Brookstone's products make them suitable for gift giving. A majority of the Company's sales are attributable to products purchased as gifts, especially for men, and the Company's two busiest selling seasons occur prior to Christmas and Father's Day. The distinctive quality and design of Brookstone's products are intended to create an image that each product is special. In addition, Brookstone's effort to educate its customers about its products is often important in connection with the purchase of a gift, particularly if the customer is uncertain as to which product features might be most attractive to the recipient.

     Brookstone prices its products to be affordable to the typical mall shopper. The majority of the Company's products are priced at less than $40.00, although the items in its stores are priced in a range from $5.00 to approximately $3,000. Brookstone closely monitors gross profit dollar contribution by SKU and adjusts merchandise displays accordingly on a monthly basis.

     The Company's success depends to a large degree upon its ability to introduce new or updated products in a timely manner. The Company's policy is to replace or update approximately 30% of the items in its merchandise assortment every year, thereby maintaining customer interest through the freshness of its product selections and further establishing Brookstone as a leader in identifying high quality, functional products which are not widely available from other retailers. While the average sales life of Brookstone products is between two and four years, the sales life of certain products may be significantly shorter.

     The Brookstone Store. Brookstone believes its retail stores are distinctive in appearance and in the shopping experience they provide. The Company emphasizes the visual aspects of its merchandise presentation and the creation of a sense of "theater" in its stores. Recognizing the functional nature of many of its products, Brookstone strives to present its merchandise in a manner that will spark the interest of shoppers and encourage them to pick up sample products. At least one sample of each product is removed from its packaging and displayed with an information card highlighting the features and benefits of the product in an easy-to-read format. Special signs and displays give prominence to selected products which the Company believes will have particular appeal to shoppers. The Company's existing stores occupy an average of approximately 3,400 square feet, approximately 2,500 of which is selling space.

     Since Fiscal 1996, all of the Company's new stores, and certain stores targeted for remodeling, reflect an updated store prototype design which features increased flexibility in display methods and storage capacity. In Fiscal 1997, the Company introduced its retrofit strategy, a limited remodel process which incorporates certain new store format elements into a traditional store at a cost significantly less than that of a full remodel. During Fiscal 1997 and Fiscal 1998, the Company completed a total of 31 of these retrofits.
At the end of Fiscal 1998, 63% of the Company's retail stores were in the new design. The Company anticipates the further aesthetic evolution of this store prototype during Fiscal 1999 and 2000 while retaining the product-oriented focus of the current prototype.

     Seasonal Stores. Brookstone's seasonal stores are typically open during the winter holiday selling season. These include both kiosks positioned in common areas of shopping malls and other retail sites and temporary stores set up within vacant retail in-line space. These locations are designed to carry a limited line of the Company's most popular, gift-oriented merchandise. The typical Brookstone kiosk is a temporary structure of approximately 160 square feet, which can carry approximately 120 SKUs. The typical temporary store has approximately 1,500 square feet and is designed to carry up to 300 SKUs. Both kiosks and temporary stores are built with reusable, portable and modular materials. In Fiscal 1997 and Fiscal 1998, Brookstone also operated certain temporary seasonal stores during the period between Memorial Day and Labor Day. The Company does not plan to operate this summer seasonal store program in Fiscal 1999.

     Marketing. The Company's principal marketing vehicle is the Brookstone store. Brookstone's eye-catching open storefront design and attractive window displays are designed to attract shoppers into its stores by highlighting products that are anticipated to be of particular interest to customers and are appropriate to the season. In addition, the Company creates in-store displays of many of its key products in attractively gift-wrapped packages to provide added convenience to its customers, particularly during its two busiest selling periods, Christmas and Father's Day. Both the Company's catalogs and its Internet operations identify its retail store locations, and the stores advertise the Internet program and supply customers with catalogs. The Company's merchandising strategy does not depend on price discounting.

Product Sourcing

     Brookstone continually seeks to develop, identify and introduce new products which meet its quality and profitability standards. Brookstone employs nine specialized merchandise buyers who actively participate in the design process for new products. These buyers also travel worldwide visiting trade shows, manufacturers and inventors in search of new products for Brookstone's stores, Internet site and catalogs. The Company has product development sourcing agents in Hong Kong, Paris, Taipei and Tokyo. These agents provide the Company with important venues for developing relationships with manufacturers and allow the Company to monitor and maintain quality standards throughout the development and manufacturing process.

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

     Brookstone currently conducts business with approximately 900 vendors, of which approximately 200 are located overseas. In Fiscal 1998, no single vendor supplied products representing more than 12% of net sales, with the 10 largest vendors representing approximately 32% of net sales. Although the Company's sales are not dependent on any single vendor, there can be no assurance that the Company's operating results would not be adversely affected if any of its 10 largest vendors were unable to continue to fill the Company's orders for such vendor's products.

Store Operation and Training

     The Company's stores are supervised by three regional managers, 12 district managers and four to six assistant district managers. A typical store is supervised by a store manager, an assistant store manager and a second assistant store manger, and also employs approximately 10 to 15 full- and part-time sales associates, depending upon the time of year. Store associates are trained to inform and assist customers in the features, benefits and operation of Brookstone merchandise. Store associates receive weekly product updates from the Company's headquarters, which highlight both new and other selected products. Brookstone has developed incentive compensation programs for regional, district, assistant district, store and assistant store managers which reward individual and store performance.

     The Company uses "Closing Strong", a selling skills program designed to train all associates in the art of identifying and qualifying customers, and in closing the sale. The program focuses on generating incremental sales through increasing demo sales, units per transaction and big-ticket sales.

Expansion Strategy

     Brookstone currently operates 198 stores in 36 states and the District of Columbia. Brookstone's stores are primarily located in high traffic regional malls, as well as in central retail districts and multi-use specialty projects, such as Copley Square in Boston, The Forum Shops in Las Vegas and Rockefeller Center and West 57th Street in New York City. Brookstone's stores include airport stores in terminals throughout the country.

     Brookstone locates its stores in areas which are destinations for large numbers of shoppers and which reinforce the Company's quality image. To assess potential new mall locations, Brookstone applies a stringent set of financial as well as other criteria to determine the overall acceptability of a mall and the optimal locations within it. Non-mall locations are selected based on the level and nature of retail activity in the area. Brookstone believes that its distinctive store and innovative merchandise provide a unique shopping experience which makes it a desirable tenant to regional mall developers and other prospective landlords. The Company's new stores average approximately 3,500 square feet, approximately 2,800 of which is selling space. Airport stores range from 600 to 2,000 square feet in size and typically carry a limited assortment of the Company's products.

     Brookstone's store expansion strategy is to open stores in existing markets where it can build on its name recognition and achieve certain operating economies of scale, and in new markets where management believes it can successfully transport Brookstone's unique positioning and strategy. Brookstone opened 24 stores in Fiscal 1998, seven of which were airport stores; 19 stores in Fiscal 1997, three of which were airport stores; 16 stores in Fiscal 1996; 14 stores in Fiscal 1995 and 22 stores in Fiscal 1994. The Company plans to open approximately 20 to 25 new stores, including up to seven airport locations, in Fiscal 1999. Brookstone continually monitors individual store profitability and will consider closing any stores that do not meet its performance criteria. Brookstone closed five stores in Fiscal 1998, one store in each of Fiscal 1997, Fiscal 1996 and Fiscal 1995 and two stores in Fiscal 1994. The Company anticipates closing up to two stores prior to the end of Fiscal 1999.

     Brookstone operated 95 seasonal stores (52 kiosk and 43 temporary in-line) during the 1998 winter holiday selling season and 50 temporary in-line seasonal stores during the 1998 summer season; 138 seasonal stores (75 kiosk and 63 temporary in-line) during the 1997 winter holiday selling season and 13 temporary in-line seasonal stores during the 1997 summer season; 121 seasonal stores (62 kiosk and 59 temporary in-line) during the 1996 winter holiday selling season, and 125 seasonal stores (78 kiosk and 47 temporary in-line) during the 1995 winter holiday selling season. Brookstone plans to operate approximately 75 seasonal stores during the 1999 winter holiday selling season based on the availability of acceptable sites. Use of seasonal stores also provides the Company the ability to test retail sites during the period of the year when customer traffic and sales prospects are greatest. In certain cases, seasonal stores may be operated at a mall where there is a Brookstone retail store. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - - Outlook: Important Factors and Uncertainties" (found on pages 21-23 of this document).

Direct Marketing

     Brookstone was founded in 1965 as a mail order marketer of hard-to-find tools. In Fiscal 1998, the direct marketing business accounted for approximately 11% of the Company's net sales as compared to approximately 12% of the Company's net sales in Fiscal 1997. The Company operates two catalogs, Hard-to-Find-Tools and the Brookstone Gift Collection.

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

     The Company also produces the Brookstone Gift Collection catalog, which offers a selection of merchandise generally available in the Company's retail stores. The Brookstone Gift Collection catalog is usually distributed before Father's Day and Christmas, the Company's two busiest selling seasons. The Brookstone Gift Collection catalog is mailed to persons with demographic profiles similar to those of buyers in the Company's stores.

     In Fiscal 1998 Brookstone mailed a total of approximately 20 million catalogs, with 20 separate mail dates. In addition, during Fiscal 1998, Brookstone also promoted products via SkyMall (an in-flight selection of catalogs available on many U.S. airlines). Orders for SkyMall are taken by SkyMall, then transmitted to the Company's distribution center where they are fulfilled.

     During Fiscal 1997, Brookstone created an interactive Internet site at www.Brookstoneonline.com, featuring an offering of current products from both the Hard-To-Find-Tools and Brookstone Gift Collection catalogs. In January of 1999, following the successful resolution of lengthy negotiations, the Company obtained the domain name of www.Brookstone.com.__ The site has subsequently been
                            -------------------
upgraded to include enhanced speed, additional product categories and SKU content and increased site functionality.

     Brookstone employs a two-person merchandising team that is dedicated exclusively to identifying products for the Company's Hard-To-Find-Tools catalog. The approval process for new Hard-To-Find-Tools products is similar to the approval process for new products in the Company's stores. One dedicated buyer selects products for the Brookstone Gift Collection catalog from the product assortment available in the Company's stores, plus catalog-exclusive product in existing categories. Products for both catalogs are chosen based on their previous or estimated direct marketing order productivity.

       The Company also employs a four-person marketing team responsible for list selection, management of marketing offers and tests of catalog activity. In-bound telemarketing and fulfillment are handled primarily by the Company's Mexico, Missouri distribution and call centers.

Distribution and Management Information Systems

     The Company operates a single 181,000 square foot distribution facility located in Mexico, Missouri. Nearly all of the Company's inventory is received and distributed through this facility, which supports both the retail store and direct marketing distribution systems. The Company maintains an inventory of products in the distribution center in order to ensure a sufficient supply for sale to customers. Distributions to stores are made, at a minimum, on a weekly basis via UPS. Distributions to direct marketing customers are made daily via UPS and the U.S. Postal Service. The facility also houses the Company's direct marketing call center.

     The efficient coordination of inventory planning, inventory logistics and store operations is a primary focus for the Company. The Company uses distribution control software and a sales forecasting system. These systems, along with the store based point-of-sale system, provide daily tracking of item activity and availability to the Company's inventory allocation and distribution teams. Additionally, the Company uses an inventory planning and distribution requirements planning client-server based system. This system uses weekly sales forecasts by SKU and selling location to determine inventory replenishment requirements and will recommend inventory purchases to the merchandise procurement team.

Seasonality

     The Company's sales in the second fiscal quarter are generally higher than sales during the first and third quarters as a result of sales in connection with Father's Day. The fourth fiscal quarter, which includes the winter holiday selling season, has historically produced a disproportionate amount of the Company's net sales and all of its income from operations.

     The seasonal nature of the Company's business increased in Fiscal 1998 and is expected to continue to increase in Fiscal 1999 as the Company opens additional retail stores and continues its program to operate a significant number of small, temporary locations during the winter holiday selling season. In Fiscal 1998, most of the Company's new stores were opened in the second half of the fiscal year.

Competition

     Competition is highly intense among specialty retailers, traditional department stores and mass-merchant discount stores in regional shopping malls and other high-traffic retail locations. Brookstone competes for customers principally on the basis of product assortment, convenience, customer service, price and the attractiveness of its stores. Brookstone also competes against other retailers for suitable real estate locations and qualified management personnel. Because of the highly seasonal nature of Brookstone's business, competitive factors are most important during the winter holiday selling season.

     Brookstone differentiates itself from department and mass-merchant discount stores, which offer a broader assortment of consumer products, by providing a concentrated selection of functional, hard-to-find products of distinctive quality and design. The Company believes that the uniqueness, functionality and generally affordable prices of its products differentiate it from other mall-based specialty retailers and specialty companies which primarily or exclusively offer their products through direct marketing channels. The Company's direct marketing business competes with other direct marketing retailers offering similar products. The direct marketing industry has become increasingly competitive in recent years, as the number of catalogs mailed to consumers has increased.

Employees

     As of April 9, 1999, Brookstone had 1,002 regular full-time associates, of which 558 were salaried staff and 444 were hourly workers. As of such date, the Company also employed an additional 1,243 part-time associates and 200 temporary hourly workers. The Company regularly supplements its workforce with temporary workers, especially in the fourth quarter of each year to service increased customer traffic during the peak winter holiday selling season. The Company believes that the success of its business depends, in part, on its ability to attract and retain qualified personnel. None of Brookstone's employees are represented by labor unions, and Brookstone believes its employee relations are excellent.

Trademarks

     The Company's "BROOKSTONE" trademark has been registered in various product classifications with the United States Patent and Trademark Office. In addition, the Company has applied to register the "BROOKSTONE" trademark in several foreign countries.

Adoption of Accounting Standards

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities", which requires that an enterprise recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In October 1998, FASB issued SFAS No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise", which amends SFAS No. 115 in the required classification of a mortgage-backed security committed for sale before or during the securitization process. In February 1999, FASB issued SFAS No. 135, "Rescission of FASB Statement No. 75 and Technical Corrections", which re-defines financial reporting standards for defined benefit pension plans. The Company believes adoption of these standards will not impact the Company's consolidated financial position, results of operations or cash flows, and any effect will be limited to form and content of its disclosures.

ITEM 2.  Properties

     Brookstone leases all of its retail stores. New retail store leases have an average initial term of 12 years. As of January 30, 1999, the unexpired terms under the Company's then existing store leases averaged seven years.
Store leases typically permit Brookstone to terminate the lease after five years if the store does not achieve specified levels of sales. In most cases, the Company pays a minimum fixed rent plus a contingent rent based upon net sales of the store in excess of a certain threshold. The Company does not believe the termination of any particular lease would have a material adverse effect on the Company. The following chart describes the number of store leases which will expire in the periods indicated:

           YEAR                      LEASES EXPIRING
           ----                      ---------------
           1999                            4
           2000                           10
           2001                           13
           2002                           11
           2003                           13
           2004 and thereafter           146

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


ITEM 4.  Submission of Matters to a Vote of Security Holders


         No matters were submitted to a vote of security holders of the Company during the fourth quarter of Fiscal 1998.


ITEM 4A.  Executive Officers of the Registrant

      The executive officers of the Company are as follows:


NAME                     AGE   PRESENT POSITION
--------------------    ----   ----------------------------------
Michael F. Anthony       44    Chairman of the Board, President and
                                 Chief  Executive Officer
Philip W. Roizin         40    Executive Vice President, Finance &
                                 Administration
Alexander M. Winiecki    51    Senior Vice President, Store Operations
Jo-Ann B. Karalus        53    Vice President, Human Resources
Steven C. Strickland     36    Vice President, Marketing
Scott R. Ornstein        37    Vice President, General Merchandise
                                 Manager

          MICHAEL F. ANTHONY was appointed Chairman of the Board, President and Chief Executive Officer of the Company in March 1999. He was President and Chief Executive Officer of the Company from September 1995 until March 1999. From October 1994 until September 1995, Mr. Anthony served as President and Chief Operating Officer of the Company. From 1989 to October 1994, he held various senior executive positions with Lechter's, Inc., a nationwide chain of 600 specialty stores, including President in 1994, Executive Vice President from 1993 to 1994 and Vice President/General Merchandise Manager from 1989 to 1993. From 1978 to 1989, he was with Gold Circle, which at the time was a division of Federated Department stores, where he held various merchandising positions, including Divisional Vice President/Divisional Merchandise Manager from February 1986 to 1989.

          PHILIP W. ROIZIN has been Executive Vice President, Finance and Administration of the Company since December 1996. From May 1995 to December 1996, Mr. Roizin served as Chief Financial Officer of The Franklin Mint. From July 1989 to May 1995, he held various senior positions with Dole Food Company, including Vice President / General Manager of Dole Beverages and Vice President of Strategic Services. From 1985 to 1989, Mr. Roizin served as a consultant for Bain & Co., a management consulting firm.

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

          STEVEN C. STRICKLAND has been Vice President, Marketing of the Company since March 1997. Prior to such time, Mr. Strickland held the position of Operating Vice President, Creative & Visual Services for the Company from September 1995 to March 1997. From March 1994 to September 1995, he served as Vice President Strategic Design & Visual Merchandising for Women's Specialty Retailing, a division of U.S. Shoe Corporation and a retailer of women's ready-to-wear. From April 1985 to March 1994, Mr. Strickland was with The Limited, Inc. where he held various positions including Corporate Design Manager from March 1991 through March 1994.

          SCOTT R. ORNSTEIN has been Vice President, General Merchandise Manager of the Company since May 1998. From November 1997 to May 1998, Mr. Ornstein served as Senior

Vice President for G.T. Interactive, a publisher/distributor of game and educational software. He was Vice President, General Merchandise Manager of the Company from March 1997 to November 1997. He served as Operating Vice President, Merchandising for the Company from April 1995 to March 1997. From May 1990 to March 1995, Mr. Ornstein was employed by Lechters, Inc., a nationwide chain of 600 specialty stores, where he held various merchandising positions including Vice President, Merchandise Manager from April 1993 to March 1995. Mr. Ornstein was a buyer with Abraham & Straus, formerly a division of Federated Department Stores, from June 1987 to April 1990. He held various positions of increasing responsibility with Macy's New York and Jordan Marsh, which at the time was a division of Allied Department Stores, from January 1985 to May 1987.

          Each executive officer has been elected to hold office until the first meeting of the Board of Directors following the next annual meeting of stockholders and until such executive officer's successor is chosen or qualified or until such executive officer sooner dies, resigns, is removed or becomes disqualified.


PART II.

ITEM 5.  Market for Registrant's Common Equity and Related Stockholders'
Matters.

          Stock exchange listing: The Company's common stock trades on the NASDAQ National Market tier of The NASDAQ Stock Market under the Symbol: BKST



--------------------------------------------------------------------------------

Common Stock:                     Fiscal 1997            Fiscal 1998
                                  ----------             -----------
                             Quarter  High     Low   Quarter   High    Low
                             ---------------------  ------------------------
                             First   $ 9.38  $ 7.75  First    $14.94  $11.50
                             Second  $ 9.00  $ 8.25  Second   $15.47  $13.63
                             Third   $13.13  $ 8.88  Third    $14.13  $ 9.19
                             Fourth  $12.50  $10.50  Fourth   $17.81  $11.25

--------------------------------------------------------------------------------


          As of April 9, 1999, there were 8,133,713 shares of common stock, $.001 par value per share, outstanding and held of record by 200 stockholders. The Company has never paid a cash dividend and currently plans to retain any earnings for use in the operations of the business. Any determination by the Board of Directors to pay future cash dividends will be based upon conditions then existing, including the Company's earnings, financial condition and requirements, restrictions in its financing arrangements and other factors.

ITEM 6.  Selected Financial Data

          The selected financial data for the five years ended January 30, 1999 may be found on the following page of this document.

                                Brookstone, Inc.
                            Selected Financial Data
              (In thousands, except operating and per share data)

                                                                        Fiscal
                                                   -----------------------------------------------
                                                     1998      1997      1996     1995 *     1994
--------------------------------------------------------------------------------------------------
      Income Statement Data:
      Net sales                                    $271,858 $239,866  $218,044  $196,333  $167,575

      Cost of sales                                 170,639  151,633   137,612   123,413   102,298

      Gross profit                                  101,219   88,233    80,432    72,920    65,277

      Selling, general and administrative            84,138   75,023    69,856    64,328    55,837
          expenses

      Income from operations                         17,081   13,210    10,576     8,592     9,440

      Interest expense, net                           1,672    1,084       885       845       648

      Provision for income taxes                      6,071    4,778     3,818     3,130     3,649

      Net income                                     $9,338   $7,348    $5,873    $4,617    $5,143
--------------------------------------------------------------------------------------------------
      Earnings per share - basic                      $1.17    $0.94     $0.76     $0.60     $0.68
      Earnings per share - diluted                    $1.13    $0.91     $0.73     $0.58     $0.66
--------------------------------------------------------------------------------------------------

      Weighted average shares outstanding - basic     7,988    7,824     7,744     7,662     7,530
      Weighted average shares outstanding -
          diluted                                     8,285    8,119     8,061     7,973     7,849
--------------------------------------------------------------------------------------------------

      Operating Data:  (Unaudited)
      -------------------------------------------
      Increase in same store sales (1)                  6.0%     3.6%      5.6%      2.2% **   0.3%

      Net sales per square foot of selling space       $481     $469      $461      $452      $463
      (2)

      Number of stores:
          Beginning of period                           177      159       144       131       111
          Opened during period                           24       19        16        14        22
          Closed during period                            5        1         1         1         2
          End of period                                 196      177       159       144       131

      Number of winter holiday seasonal stores           95      138       121       125       103

      Balance Sheet Data (at period end) :
      -------------------------------------------
      Total assets                                 $114,561 $105,318   $87,261   $77,757   $72,553
      Long-term debt, excluding current portion       2,612    2,698     2,784     2,863     2,936
      Total shareholders' equity                     72,310   61,766    53,957    47,714    42,756

      *Fifty-three week year  **Based upon
        fifty-two weeks

(1) Same store sales percentage is calculated using net sales of stores which were open for the full current period and the entire preceding fiscal year.
(2) Net sales per square foot of selling space dollar amount is calculated using net sales generated for stores open for the entire fiscal period divided by the square feet of selling space of such stores. Selling space does not include stock rooms.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations
---------------------
The following table sets forth certain financial data of the Company expressed as a percentage of net sales for Fiscal 1998, Fiscal 1997 and Fiscal 1996.

                                     Fiscal Year
                              ----------------------
                               1998    1997    1996
                              ------  ------  ------
Net sales                     100.0%  100.0%  100.0%

Cost of sales                  62.8    63.2    63.1
                              -----   -----   -----

Gross profit                   37.2    36.8    36.9

Selling, general and
  administrative expenses      30.9    31.3    32.0

Income from operations          6.3     5.5     4.9
Interest expense, net           0.6     0.4     0.4
                              -----   -----   -----

Income before taxes             5.7     5.1     4.5
Provision for income taxes      2.3     2.0     1.8
                              -----   -----   -----

Net income                      3.4%    3.1%    2.7%
                              -----   -----   -----


Fifty-two weeks ended January 30, 1999 versus Fifty-two weeks ended January 31,
-------------------------------------------------------------------------------
1998
----

     Net sales for Fiscal 1998 increased by $32.0 million, or 13.3%, over Fiscal 1997, primarily as the result of a $30.8 million, or 14.5%, increase in retail sales, combined with a $1.2 million, or 4.2%, increase in direct marketing sales. Of the increase in retail sales, $11.6 million was attributable to the opening of 24 new stores (17 full line and 7 airport stores), $9.7 million to additional sales from the operation of 19 stores for the full year in Fiscal 1998 that were only open for a portion of Fiscal 1997 (16 full line and 3 airport stores), and $11.1 million from a 6.0% increase in same store sales.
The retail sales increase also included $1.6 million in sales primarily attributable to operating 50 temporary summer seasonal locations and 95 temporary winter holiday locations in Fiscal 1998, versus 13 temporary summer seasonal locations and 138 temporary winter holiday locations in Fiscal 1997. Partially offsetting such sales increases was the loss of $3.2 million in sales from the closing of five stores during Fiscal 1998. The $1.2 million, or 4.2%, increase in direct marketing sales was primarily attributable to a $1.0 million increase in sales from the Brookstone Gift Collection catalog combined with a $0.5 million increase in Internet sales, partially offset by a $0.3 million decrease in sales from the Hard-to-Find-Tools catalog. Catalog circulation was decreased by approximately 8.0% in Fiscal 1998 as compared to Fiscal 1997.

     Gross profit as a percentage of net sales increased 0.4% to 37.2% in Fiscal 1998 compared to 36.8% in Fiscal 1997. The increase was primarily due to a 0.4% reduction in net material costs as a percentage of net sales, resulting primarily from lower sourcing costs. As a percentage of net sales, Fiscal 1998 occupancy costs were flat to Fiscal 1997.

     Selling, general and administrative expenses increased $9.1 million to $84.1 million in Fiscal 1998 from $75.0 million in Fiscal 1997, and decreased as a percentage of net sales to 30.9% in Fiscal 1998 from 31.3% in Fiscal 1997. This $9.1 million increase included a $4.4 million increase for operating expenses associated with new stores opened in Fiscal 1998 and stores open for the full year in Fiscal 1998 that were only open for a partial year in Fiscal 1997 and a $4.7 million increase in compensation and benefits to support the base business and distribution center. These increases were partially offset by a decrease in catalog costs as a result of decreased circulation.

     Income from operations was $17.1 million, or 6.3% of net sales, in Fiscal 1998 versus $13.2 million, or 5.5% of net sales, in Fiscal 1997.

     Net interest expense increased to $1.7 million, or 0.6% of net sales, in Fiscal 1998 from $1.1 million, or 0.4% of net sales, in Fiscal 1997, primarily to finance earlier inventory acquisition combined with increased fees associated with the refinancing of the Company's revolving credit agreement during the third quarter of Fiscal 1997. In Fiscal 1998, the Company recorded a provision for income taxes of $6.1 million, or 2.3% of net sales, as compared to $4.8 million, or 2.0% of net sales, in Fiscal 1997, resulting from an increase in pre-tax income.

     As a result of the foregoing factors, net income increased to $9.3 million in Fiscal 1998 versus $7.3 million in Fiscal 1997. Net income was 3.4% and 3.1% of net sales in Fiscal 1998 and Fiscal 1997, respectively. Earnings per share on a diluted basis increased to $1.13 in Fiscal 1998 from $0.91 in Fiscal 1997.


Fifty-two weeks ended January 31, 1998 versus Fifty-two weeks ended February 1,
-------------------------------------------------------------------------------
1997
----

     Net sales for Fiscal 1997 increased by $21.8 million, or 10.0%, over Fiscal 1996 as the result of a $24.0 million, or 12.8%, increase in retail sales, partially offset by a $2.2 million, or 7.4%, decrease in direct marketing sales. Of the increase in retail sales, $10.2 million was attributable to the opening of 19 new stores (16 full line and 3 airport stores), $7.8 million to additional sales from the operation of 16 stores for the full year in Fiscal 1997 that were only open for a portion of Fiscal 1996, and $6.3 million from a 3.6% increase in same store sales. The retail sales increase also included $0.4 million in sales primarily attributable to operating 13 temporary summer locations for the first time during Fiscal 1997 and operating 138 temporary winter holiday locations for Fiscal 1997, versus 121 such locations in Fiscal 1996. Partially offsetting such sales increases was the loss of $0.7 million in sales from the closing of one store during Fiscal 1996. The $2.2 million, or 7.4%, decrease in direct marketing sales reflected a decrease of $2.8 million, or 11.2%, in sales from the Hard-to-Find-Tools catalog partially offset by a $0.6 million increase in sales from the Brookstone Gift Collection catalog. The decrease in direct marketing sales was partially driven by a 5.1% decrease in catalog circulation.

     Gross profit as a percentage of net sales decreased 0.1% to 36.8% in Fiscal 1997 compared to 36.9% in Fiscal 1996. The decrease was primarily due to a 0.4% increase in occupancy costs, offset by a reduction in net material costs as a percentage of net sales. The primary reasons for the increase in occupancy cost were the opening of 19 new stores in Fiscal 1997 and the operation of 16 stores for the full year in Fiscal 1997 that were only open for a portion of Fiscal 1996. The impact of these store openings was largely mitigated by strong same store sales growth in Fiscal 1997. The net material cost rate decreased 0.3% in Fiscal 1997.

     Selling, general and administrative expenses increased $5.1 million to $75.0 million in Fiscal 1997 from $69.9 million in Fiscal 1996, and decreased as a percentage of net sales to 31.3% in Fiscal 1997 from 32.0% in Fiscal 1996. This $5.1 million increase included a $3.7 million increase for operating expenses associated with new stores opened in Fiscal 1997 and stores open for the full year in Fiscal 1997 that were only open for a partial year in Fiscal 1996 and a $2.2 million increase in compensation and benefits to support the base business and distribution center. These increases were partially offset by decreases primarily attributable to improved customer delivery expense and a decrease in catalog costs as a result of decreased circulation.

     Income from operations was $13.2 million, or 5.5% of net sales, in Fiscal 1997 versus $10.6 million, or 4.9% of net sales, in Fiscal 1996.

     Net interest expense increased to $1.1 million, or 0.4% of net sales, in Fiscal 1997 from $0.9 million, or 0.4% of net sales, in Fiscal 1996 primarily as a result of reduced average cash balances in Fiscal 1997 versus Fiscal 1996. In Fiscal 1997, the Company recorded a provision for income taxes of $4.8 million, or 2.0% of net sales, as compared to $3.8 million, or 1.8% of net sales, in Fiscal 1996, resulting primarily from an increase in pre-tax income.

     As a result of the foregoing factors, net income increased to $7.3 million in Fiscal 1997 versus $5.9 million in Fiscal 1996. Net income was 3.1% and 2.7% of net sales in Fiscal 1997 and Fiscal 1996, respectively. Earnings per share on a diluted basis increased to $0.91 in Fiscal 1997 from $0.73 in Fiscal 1996.

Quarterly Results
-----------------

     The following table sets forth certain unaudited quarterly information for Fiscal 1998 and Fiscal 1997, which in the opinion of the Company, has been prepared on the same basis as the Consolidated Financial Statements. This information includes all adjustments, consisting only of normal recurring adjustments, which management considers necessary for a fair presentation when read in conjunction with the Consolidated Financial Statements, including the notes thereto. The operating results for any quarter are not necessarily indicative of results for any future period.

--------------------------------------------------------------------------------

(Unaudited, in thousands, except per share data)                  Fiscal 1998
------------------------------------------------    --------------------------------------
                                                     First     Second    Third     Fourth
                                                    Quarter   Quarter   Quarter   Quarter
                                                    --------  --------  --------  --------
Net sales                                           $37,919   $53,756   $43,459   $136,724
Gross profit                                          8,887    17,303    11,383     63,646
Income (loss)
 from operations                                     (7,059)     (319)   (6,780)    31,239
Net income (loss)                                    (4,417)     (475)   (4,464)    18,694
Earnings (loss) per share:
 Basic                                              $ (0.56)  $ (0.06)  $ (0.56)  $   2.32

 Diluted                                              (0.56)    (0.06)    (0.56)      2.25
-------------------------------------------------------------------------------------------
(Unaudited, in thousands, except per share data)                  Fiscal 1997
------------------------------------------------    -------------------------------------
                                                     First    Second    Third     Fourth
                                                    Quarter   Quarter   Quarter   Quarter
                                                    -------   -------   -------   -------
Net sales                                           $33,136   $44,848   $38,922   $122,960
Gross profit                                          8,187    14,551    10,275     55,220
Income (loss)
 from operations                                     (6,122)     (554)   (5,827)    25,713
Net income (loss)                                    (3,773)     (458)   (3,733)    15,312
Earnings (loss) per share:
 Basic                                              $ (0.48)  $ (0.06)  $ (0.48)  $   1.95

 Diluted                                              (0.48)    (0.06)    (0.48)      1.87

--------------------------------------------------------------------------------

     The Company's sales in the second fiscal quarter are generally higher than sales during the first and third quarters as a result of sales in connection with Father's Day. The fourth fiscal quarter, which includes the winter holiday selling season, has historically produced a disproportionate amount of the Company's net sales and all of its income from operations.

     The seasonal nature of the Company's business increased in Fiscal 1998 and is expected to continue to increase in Fiscal 1999 as the Company opens additional retail stores and continues its program to operate a significant number of small, temporary locations during the winter holiday selling season. In Fiscal 1998, most of the Company's new stores were opened in the second half of the fiscal year.

Liquidity and Capital Resources
-------------------------------

     During Fiscal 1998, the Company generated a total of $18.5 million of cash including $17.3 million from operations and $1.2 million from the exercise of stock options, the employee stock purchase plan and related tax benefits. In addition, the Company's working capital increased approximately $5.9 million principally from the timing of trade payments as compared to Fiscal 1997. The Company applied $12.1 million to fund capital expenditures. The capital expenditures included $5.4 million for new stores, $5.1 million for remodeling and maintenance in existing stores, $0.8 million for information systems developments and $0.8 million for distribution center and infrastructure maintenance. The Company's cash position increased $0.5 million from the end of the prior fiscal year, with total cash on hand amounting to $17.4 million.

     During Fiscal 1997, the Company generated a total of $13.0 million of cash including $12.5 million from operations and $0.5 million from the exercise of stock options and related tax benefits. In addition, the Company's working capital decreased approximately $5.5 million principally from the timing of trade payments as compared to Fiscal 1996. The Company applied $11.4 million to fund capital expenditures. The capital expenditures included $5.5 million for new stores, $3.0 million for remodeling and maintenance in existing stores, $1.1 million for information systems developments and $1.8 million for distribution center and infrastructure maintenance. The Company's cash position increased $6.3 million from the end of the prior fiscal year, with total cash on hand amounting to $16.9 million.

      The Company's primary short-term liquidity needs consist of financing seasonal merchandise inventory build-ups. The Company's primary sources of financing for such needs are from operations, borrowings under its revolving credit facility and trade credit. The Company's revolving credit facility is typically at low levels from January through April, increases through May as inventory is increased in anticipation of Father's Day, declines in June, increases somewhat through August and sharply increases from September through November to finance purchases of merchandise inventory in advance of the winter holiday selling season. The Company generally repays all outstanding borrowings under its revolving credit facility prior to Christmas and relies on cash from operations obtained during the winter holiday selling season until it begins to borrow again under its revolving credit facility the following fiscal year. At January 30, 1999, the Company had no outstanding borrowings under its revolving credit facility, although certain letters of credit in an aggregate amount of approximately $7.2 million were outstanding. During Fiscal 1998, the Company borrowed a maximum amount of $40.3 million under the revolving credit facility.

     The Company's revolving credit facility provides for borrowings of up to $75 million for letters of credit and working capital, as long as the Company meets a borrowing base test equal to 50% of the amount of eligible inventory and outstanding documentary letters of credit (increasing to 65% June through July and to 75% August through November). Amounts available for borrowings are reduced by the aggregate amount of outstanding letters of credit, which may not exceed $40 million, and borrowings. The revolving credit agreement requires the Company to have no more than $10 million in borrowings (excluding letters of credit) outstanding for one 30 consecutive day period during the December 15 to April 30 period. Borrowings outstanding under this facility bear interest, at the election by the Company, equal to the agent bank's base lending rate or the Eurodollar rate for the applicable period plus an additional 1.0%, 1.25% or 1.5% depending on the applicable cash flow coverage ratio (at January 30, 1999 the rate was 6.44%). In addition, the Company is obligated to pay a fee of 0.25% or 0.30% on the unused portion of the commitment and 0.50%, 0.625% or 0.75% on documentary letters of credit (depending on the applicable cash flow coverage ratio). The facility expires July 31, 2002. At the Lender's option, all positive cash balances held by the lender banks may be applied to the outstanding balance of the revolving line of credit. The revolving credit agreement contains a number of restrictive covenants, including limitations on incurring additional indebtedness, granting liens, selling assets, engaging in mergers and other similar transactions, engaging in new business lines and making capital expenditures. In addition, the agreement prohibits the paying of cash dividends on common stock and requires that the Company maintain certain financial ratios, including tests pertaining to net worth, ratio of liabilities to net worth and cash flow coverage. During the year ended, and as of, January 30, 1999, the Company was in compliance with these covenants.

     The Company has never paid a cash dividend and currently plans to retain any earnings for use in the operations of the business. Any determination by the Board of Directors to pay future cash dividends will be based upon conditions then existing, including the Company's earnings, financial condition and requirements, restrictions in its financing arrangements and other factors.

Fiscal 1999 Store Openings and Capital Expenditure Expectations
---------------------------------------------------------------

     The following discussion includes certain forward-looking statements of management's expectations for store growth and related capital expenditures. These statements should be read in light of the considerations presented under the caption Outlook: Important Factors and Uncertainties (found on pages 21 - 23
            --------------------------------------------
of this document).

     The Company expects to add approximately 20 to 25 new stores, including up to seven airport locations, in Fiscal 1999. The Company anticipates the cost of opening a new store, including leasehold improvements (net of landlord allowances), furniture and fixtures, and pre-opening expenses, to average approximately $340,000. In addition, the Company expects new stores to require $150,000 of working capital per store. The Company anticipates the cost of opening airport stores, including leasehold improvements, furniture and fixtures, and pre-opening expenses, to average approximately $235,000, and expects airport stores to require $92,000 of working capital per store. The Company expects to remodel approximately 10 stores, and update and maintain other stores, during Fiscal 1999, incurring capital expenditures of approximately $5.8 million. The Company plans to operate approximately 75 seasonal stores during the Fiscal 1999 winter holiday season based on the availability of acceptable sites. In addition to the capital expenditures listed above, the Company anticipates making capital expenditures of approximately $1.9 million in Fiscal 1999, primarily to enhance the Company's management information and other support systems.

     In Fiscal 1999, the Company expects to open most of its new stores in the second half of the year. The Company's retail operations are not generally profitable until the fourth quarter of each fiscal year. Accordingly, the Company expects the new stores opened in the second half of Fiscal 1998 and its store opening schedule in Fiscal 1999 to cause the Company to experience an increase in losses from operations over the first three quarters of Fiscal 1999 as compared to the corresponding period of Fiscal 1998. Consequently, in order for the Company to have income from operations in Fiscal 1999 that equals or exceeds its income from operations in Fiscal 1998, the Company's income from operations during the fourth quarter of Fiscal 1999 will need to exceed the level achieved during the fourth quarter of Fiscal 1998.

     The Company anticipates closing up to two stores during Fiscal 1999. The Company does not expect the closings to have a materially adverse effect on its financial condition or results of operations for current or future periods.

     The Company believes its cash balances, funds to be generated by future operations and borrowing capacity will be sufficient to finance its capital requirements during Fiscal 1999.

Outlook: Important Factors and Uncertainties

     The Private Securities Litigation Reform Act of 1995 (the "Act") provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about themselves without fear of litigation so long as the forward-looking information is accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those set forth in the forward-looking statement. Statements in this 1998 Annual Report on Form 10-K which are not historical facts, including statements about the Company's or management's confidence or expectations, seasonality of the Company's future sales and earnings, plans for opening new stores and other retail locations, introduction of new or updated products, opportunities for sales growth or cost reductions and other statements about the Company's operational outlook, are forward-looking statements subject to risks and uncertainties that could cause actual results to vary materially. The following are important factors, among others, that should be considered in evaluating these forward-looking statements:

     Concentration of Sales in Winter Holiday Season. A high percentage of the Company's annual sales and all or substantially all of its annual income from operations have historically been attributable to the winter holiday selling season. In addition, like many retailers, the Company must make merchandising and inventory decisions for the winter holiday selling season well in advance of actual sales. Accordingly, unfavorable economic conditions and/or deviations from projected demand for products during this season could have a material adverse effect on the Company's results of operations for the entire fiscal year. While the Company anticipates implementing certain measures to improve its results during periods outside of the winter holiday selling season, such as the opening of stores in airports, the Company expects that its annual results of operations will remain dependent on the Company's performance during the winter holiday selling season.

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

     New Stores and Temporary Locations.   The Company's ability to open new
     stores, including airport locations, and to operate its temporary location program successfully depends upon, among other things, the Company's capital resources and its ability to locate suitable sites, negotiate favorable rents and other lease terms and implement its operational strategy. In addition, because the Company's store designs must evolve over time so that the Company may effectively compete for customers in top malls, airports and other retail locations, actual store-related capital expenditures may vary from historical levels (and projections based thereon) due to such factors as the scope of remodeling projects, general increases in the costs of labor and materials and unusual product display requirements.

     Competition. The Company faces intense competition for customers, personnel and innovative products. This competition comes primarily from other specialty retailers, department stores, discount retailers and direct marketers. Many of the Company's competitors have substantially greater financial, marketing and other resources than the Company.

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

     Centralized Distribution. The Company conducts all of its distribution operations and a significant portion of its direct marketing processing functions from a single facility in Mexico, Missouri. A disruption in operations at the distribution center may significantly increase the Company's distribution costs.

     Direct Marketing Costs. Increases in the costs of printing and mailing catalogs could have an adverse effect on the Company's direct marketing business.

     Dependence on Key Vendors. Because the Company strives to sell only unique merchandise, adequate substitutes for certain key products may not be widely available in the marketplace. Because of this, there can be no assurance that vendor manufacturing or distribution problems, or the loss of the Company's exclusive rights to distribute important products, would not have a material adverse effect on the Company's performance.

     Foreign Vendors. The Company is purchasing an increasing portion of its merchandise from foreign vendors. Although management expects this strategy to increase profit margins for these products, the Company's reliance on such vendors subjects the Company to associated legal, social, political and economic risks, including import, licensing and trade restrictions. In addition, the recent imbalance in trade between Asia and the United States has created disruption to the traditional ocean shipping trade and has resulted in a shortage of cargo containers used to transport goods from Asia to the United States. Should this trade imbalance continue, the Company could face inventory shortages in certain products, increased transportation costs and increased interest expense as a result of moving inventory receipts forward.

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

Year 2000 Software Compliance

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

     The Company relies on software for the efficient operation of many of its important functions, including inventory purchasing, shipping and receiving, logistics, inventory forecasting and replenishment, payroll and human resource record-keeping, direct marketing operations, point-of-purchase transaction recording and financial reporting. Nearly all of the software relied upon in the Company's operations is purchased from outside sources (who, in some instances, modify or customize pre-packaged software to fit the Company's needs). In addition, the Company has entered into maintenance contracts from such vendors to ensure that such programs will remain operable or will be upgraded at marginal incremental cost to the Company in the event that such a program is not functioning optimally. Since 1996, the Company has been working with its outside software vendors to (i) assess the Y2K readiness of their products, (ii) implement changes and upgrades necessary to eliminate the risk of Y2K problems and (iii) test the Company's systems and components to ensure proper functionality.

     The Company has decided to implement upgraded shipping, receiving and logistics software (which has been represented to be year 2000 compliant) in 1999. In addition, the Company will implement upgrades of the employee timekeeping, merchandise analysis, call scheduling and sales tax software in 1999 and will also complete the installation of its point-of-purchase year 2000 compliant system which is now being rolled out chain-wide after being successfully tested in five stores. With the exception of the software mentioned in the previous two sentences, each of the software products involved in the Company's significant operations has been represented to be year 2000 compliant, or has been upgraded to versions that have been represented to be year 2000 compliant, by their respective vendors. In addition, the Company has received representations from its primary bank and its credit card processors that the software programs they operate to facilitate services provided to the Company are, or are in the process of becoming, year 2000 compliant. The total incremental cost to the Company for the software and hardware upgrades described in this paragraph is expected to be approximately $300,000.

     Because the Y2K problem is often concealed, the Company believes that the evaluation of its systems and the assessment of their readiness must be a continuous process. During the first half of Fiscal 1999, the Company will continue to test and evaluate its systems for year 2000 compliance.

     There can be no assurance that the Company's operating results would not be adversely affected if any of its largest vendors were unable to fill the Company's orders. The Company has received written statements from each of its largest vendors which represent that each such vendor has addressed, or is in the process of addressing, the year 2000 issue such that manufacturing and shipping activities will not be disrupted by the Y2K problem. The Company's merchandising team is also considering other sources for similar products in the event that such vendors are unable to meet the Company's needs. Because the products sold by the Company are oftentimes unique in the marketplace, however, there can be no assurance that adequate substitute products will be available. See "Outlook: Important Factors and Uncertainties -- Dependence on Innovative Merchandising". The Company currently uses neither electronic data interchange ("EDI") technology, nor advance shipping notification ("ASN") technology with its vendors.

     The Company believes that it has established appropriate measures to minimize the risk of disruption to its business as it approaches the year 2000. This belief is a forward-looking statement and is premised, in part, on representations provided to the Company by third-party sources and vendors, the accuracy of which is in many cases difficult or impossible for the Company to validate. If any such representation relating to a software product relied upon for a significant business function, or a representation from a significant vendor, ultimately proves inaccurate, the Company could incur material remediation expenses and/or lost sales. In addition, like most other retailers, the Company could be materially adversely affected by disruption in the externally controlled distribution channel (including ports, United States Customs and transportation vendors), the banking and credit systems and electric and other utility suppliers.

ITEM 8.   Financial Statements and Supplementary Data.

     The financial statements, together with the report thereon of PricewaterhouseCoopers LLP, dated March 23, 1999, appear on pages 27 through 52 of this document.

     In addition, information in response to this item may be found under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations--Results of Operations--Quarterly Results"

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None.

PART III.

ITEM 10.  Directors and Executive Officers of the Registrant.

     Information in response to this item with respect to directors of the Company may be found in the sections entitled "Election of Directors" and "Timeliness of Certain SEC Filings" of the Company's definitive Proxy Statement for the Company's 1999 Annual Meeting of Stockholders (the "Proxy Statement"), and such information is incorporated herein by reference.

     Information in response to this item with respect to executive officers of the Company appears in Item 4A entitled "Executive Officers of the Registrant" on pages 11 through 13 of this report, and such information is incorporated herein by reference.

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

                                                                               Page in
                                                                               Report
                                                                               -------
Report of Independent Accountants                                                27

Consolidated balance sheet as of January 30, 1999 and January 31, 1998           28

Consolidated statement of income for the years ended January 30, 1999,
January 31, 1998 and February 1, 1997                                            29

Consolidated statement of cash flows for the years ended January 30, 1999,
January 31, 1998 and February 1, 1997                                            30

Consolidated statement of changes in shareholders' equity for the years ended
January 30, 1999, January 31, 1998 and February 1, 1997                          31

Notes to Consolidated Financial Statements                                       32


Report of Independent Accountants

TO THE BOARD OF DIRECTORS AND
SHAREHOLDERS OF BROOKSTONE, INC.

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of income, of cash flows and of changes in shareholders' equity present fairly, in all material respects, the financial position of Brookstone, Inc. and its subsidiaries at January 30, 1999 and January 31, 1998, and the results of their operations and their cash flows for each of the three years in the period ended January 30, 1999, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


/s/ PricewaterhouseCoopers LLP
------------------------------
PRICEWATERHOUSECOOPERS LLP

Boston, Massachusetts
March 23, 1999

                               BROOKSTONE, INC.

                          CONSOLIDATED BALANCE SHEET
                       (In thousands, except share data)

                                         January 30, 1999   January 31, 1998
                                         ----------------   ----------------
         Assets
         ------
Current assets:
    Cash and cash equivalents                    $ 17,391           $ 16,906
    Receivables, less allowances of                 6,256              5,532
     $176 at January 30, 1999 and $324
     at January 31, 1998
    Merchandise inventories                        37,444             37,285
    Deferred income taxes                           1,781              2,805
    Other current assets                            4,623                955
                                                 --------           --------
        Total current assets                       67,495             63,483
                                                 --------           --------
Deferred income taxes                               3,643              2,916
Property and equipment, net                        42,124             37,854
Other assets                                        1,299              1,065
                                                 --------           --------
                                                 $114,561           $105,318
                                                 ========           ========
  Liabilities and Shareholders' Equity
  ------------------------------------

Current liabilities:
   Accounts payable                              $ 10,727           $ 14,440
   Other current liabilities                       18,950             16,602
                                                 --------           --------
      Total current liabilities                    29,677             31,042

Other long term liabilities                         9,962              9,812
Long term obligation under capital lease            2,612              2,698

Commitments and contingencies (Note 10)

Shareholders' equity:
Preferred stock, $0.001 par value:
 Authorized - 2,000,000 shares;
 issued and outstanding - 0 shares at
 January 30, 1999 and  January 31, 1998
Common stock, $0.001 par value:
 Authorized - 50,000,000 shares;
 issued and outstanding - 8,064,586
 shares at January 30, 1999 and
 7,871,384 shares at January 31, 1998                   8                  8
Additional paid-in capital                         48,330             47,124
Retained earnings                                  24,019             14,681
Treasury stock, at cost - 3,616 shares
 at January 30, 1999 and January 31,
 1998                                                 (47)               (47)
                                                 --------           --------
          Total shareholders' equity               72,310             61,766
                                                 --------           --------
                                                 $114,561           $105,318
                                                 ========           ========

                See Notes to Consolidated Financial Statements

                               BROOKSTONE, INC.

                       CONSOLIDATED STATEMENT OF INCOME
                     (In thousands, except per share data)

                                                              Year Ended
                                 --------------------------------------------------------------------
                                 January 30, 1999          January 31, 1998          February 1, 1997
                                 ----------------          ----------------          ----------------
Net sales
                                     $271,858                   $239,866                   $218,044
Cost of sales                         170,639                    151,633                    137,612
                                     --------                   --------                   --------
Gross profit                          101,219                     88,233                     80,432

Selling, general and
  administrative expenses              84,138                     75,023                     69,856
                                     --------                   --------                   --------
  Income from operations               17,081                     13,210                     10,576

Interest expense, net                   1,672                      1,084                        885
                                     --------                   --------                   --------
  Income before taxes                  15,409                     12,126                      9,691

  Income tax provision                  6,071                      4,778                      3,818
                                     --------                   --------                   --------
Net income                           $  9,338                   $  7,348                   $  5,873
                                     ========                   ========                   ========
Earnings per share - basic           $   1.17                   $   0.94                   $   0.76
                                     ========                   ========                   ========
Earnings per share - diluted         $   1.13                   $   0.91                   $   0.73
                                     ========                   ========                   ========
Weighted average shares
  outstanding - basic                   7,988                      7,824                      7,744
                                     ========                   ========                   ========
Weighted average shares
  outstanding - diluted                 8,285                      8,119                      8,061
                                     ========                   ========                   ========

                See Notes to Consolidated Financial Statements

                               BROOKSTONE, INC.

                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                (In thousands)

                                                              Year Ended
                                 --------------------------------------------------------------------
                                 January 30, 1999          January 31, 1998          February 1, 1997
                                 ----------------          ----------------          ----------------
Cash flows from operating
  activities:
Net income                           $  9,338                   $  7,348                    $ 5,873

Adjustments to reconcile net
  income to net cash provided
  by operating activities:

  Depreciation and amortization         7,792                      6,921                      6,463
  Amortization of debt issuance
    costs                                 143                         55                        ---
  Deferred income taxes                   297                     (2,850)                      (857)
  (Increase) Decrease in other
    assets                               (377)                       178                        464
  Increase in other long term
    liabilities                           150                        889                        351

Changes in working capital:
  Accounts receivable, net               (724)                       (84)                    (1,136)
  Merchandise inventories                (159)                    (6,019)                    (5,522)
  Other current assets                 (3,668)                     2,131                         46
  Accounts payable                     (3,713)                     5,824                       (848)
  Other current liabilities             2,349                      3,609                      3,833
                                     --------                   --------                    -------
Net cash provided by operating
  activities                           11,428                     18,002                      8,667
                                     --------                   --------                    -------
Cash flows from investing
  activities:
  Expenditures for property and
    equipment                         (12,062)                   (11,362)                    (9,719)
                                     --------                   --------                    -------
Net cash used for investing
  activities                          (12,062)                   (11,362)                    (9,719)
                                     --------                   --------                    -------
Cash flows from financing
  activities:
  Payments for capitalized lease          (87)                       (74)                       (75)
  Payment of debt issuance costs          ---                       (697)                       ---
  Proceeds from exercise of stock
    options, employee stock
    purchase plan and related
    tax benefits                        1,206                        461                        370
                                     --------                   --------                    -------
Net cash provided / (used) by
  financing activities                  1,119                       (310)                       295
                                     --------                   --------                    -------
Net increase (decrease) in cash
  and cash equivalents                    485                      6,330                       (757)

Cash and cash equivalents at
  beginning of period                  16,906                     10,576                     11,333
                                     --------                   --------                    -------
Cash and cash equivalents at end
  of period                          $ 17,391                   $ 16,906                    $10,576
                                     ========                   ========                    =======
Supplemental disclosures of cash
  flow information:
  Cash paid for interest             $    917                   $    471                    $   435
  Cash paid for income taxes         $  5,737                   $  4,461                    $ 2,521

                See Notes to Consolidated Financial Statements

                               BROOKSTONE, INC.

           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
  For the years ended February 1, 1997, January 31, 1998 and January 30, 1999
                       (In thousands, except share data)

                                                               Additional                                Total
                                                   Common       Paid-In      Retained     Treasury    Shareholders'
                                       Shares       Stock       Capital      Earnings       Stock        Equity
                                       ------       -----       -------      --------       -----        ------
Balance at February 3, 1996           7,680,708        $8        $46,293      $ 1,460        $(47)      $47,714
  Options exercised including
    related tax benefit                 112,905                      370                                    370
  Net income                                                                    5,873                     5,873
-------------------------------------------------------------------------------------------------------------------
Balance at February 1, 1997           7,793,613         8         46,663        7,333         (47)       53,957
  Options exercised including
    related tax benefit                  77,771                      461                                    461
  Net income                                                                    7,348                     7,348
-------------------------------------------------------------------------------------------------------------------
Balance at January 31, 1998           7,871,384         8         47,124       14,681         (47)       61,766
  Issuance of common stock
    under employee stock
    purchase plan                        17,102                      178                                    178
  Options exercised including
    related tax benefit                 176,100                    1,028                                  1,028
  Net income                                                                    9,338                     9,338
-------------------------------------------------------------------------------------------------------------------
Balance at January 30, 1999           8,064,586        $8        $48,330      $24,019        $(47)      $72,310
===================================================================================================================

                See Notes to Consolidated Financial Statements

Notes to Consolidated Financial Statements

1. NATURE OF BUSINESS AND ORGANIZATION
--------------------------------------

     Brookstone, Inc. (the "Company") is a nationwide specialty retailer that offers an assortment of consumer products that are functional in purpose, distinctive in quality and design and not widely available from other retailers. The Company sells its products nationally through 198 retail stores in 36 states and the District of Columbia, temporary stores typically operated during the winter holiday season and direct marketing vehicles including its Hard-to-Find Tools and Brookstone Gift Collection catalogs and the Internet. The Company's merchandise includes lawn and garden, health and fitness, home and office and travel and auto products.

     The Company's fiscal year end is the Saturday nearest the last day in January. Results of operations for Fiscal 1998 are for the 52 weeks ended January 30, 1999. Results for Fiscal 1997 are for the 52 weeks ended January 31, 1998, and results for Fiscal 1996 are for the 52 weeks ended February 1, 1997.

2. SIGNIFICANT ACCOUNTING POLICIES
----------------------------------

Principals of Consolidation
---------------------------

     The accompanying consolidated financial statements include the accounts of the Company and Brookstone Company, Inc., its wholly owned subsidiary and the direct and indirect wholly owned subsidiaries of Brookstone Company, Inc. (Brookstone Stores, Inc., Brookstone Purchasing, Inc., Brookstone Properties, Inc., Brookstone By Mail, Inc. and Brookstone Holdings, Inc.). All significant intercompany accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents
-------------------------

     The Company considers all highly liquid investment instruments purchased with a remaining maturity of three months or less to be cash equivalents. These instruments are carried at cost plus accrued interest. The Company invests its excess cash with institutions with strong credit ratings. These investments are subject to minimal credit and market risk.

Fair Value of Financial Instruments
-----------------------------------

          The recorded amounts for cash and cash equivalents, other current assets, accounts receivable, accounts payable and other current liabilities approximate fair value due to the short-term nature of these financial instruments. The fair values of amounts outstanding under the Company's debt instruments approximate their book values in all material respects due to the variable nature of the interest rate provisions associated with such instruments.

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

Deferred Catalog Costs
----------------------

     Direct response advertising costs, which consist of catalog production and postage costs, are deferred and amortized over the period of expected direct marketing revenue, which is less than one year. Deferred costs were $0.9 million and $0.6 million at January 30, 1999 and January 31, 1998, respectively and are classified as non-current assets. The Company expenses in-store advertising costs as incurred. Advertising expense was approximately $10.1 million, $11.3 million and $11.3 million for the years ended January 30, 1999, January 31, 1998 and February 1, 1997, respectively.

Revenue Recognition
-------------------

     The Company recognizes revenue from sales of merchandise at the time of sale in its stores, or at the time of shipment for direct marketing sales. Revenue is recognized net of actual merchandise returns and allowances. Revenue from merchandise credits and gift certificates is deferred until redemption.

Store Closings
--------------

     The Company continually assesses the operating financial results of its retail stores. As a result of this assessment, management may decide to remodel or phase out and close certain stores. When such determinations are made, a provision for store closing costs is recorded in the Statement of Income.

Employee Benefit Programs
-------------------------

     The Company accounts for post-retirement benefits in accordance with Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Post-retirement Benefits Other Than Pension" (FAS 106). FAS 106 requires the recognition of a liability for post-retirement benefits as earned during an employee's years of service.

     The Company accounts for pension benefits in accordance with Statement of Financial Accounting Standards No. 87, "Employers' Accounting for Pensions" (FAS 87). Pension expense is determined using the projected unit credit actuarial cost method.

     Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Post-Retirement Benefits" (FAS 132), issued in February 1998, amends both FAS 106 and FAS 87, by standardizing disclosure requirements, requiring additional information on changes in benefit obligations and fair value of plan assets, and eliminating certain disclosures. The Company has adopted this statement for the fiscal year ended January 30, 1999.

 Income Taxes
-------------

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

Segment Reporting
-----------------

          Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information" (FAS 131), became effective for financial statements issued for annual periods beginning after December 15, 1997. FAS 131 supersedes SFAS 14, "Financial Reporting for Segments of a Business Enterprise" and amends SFAS 94, "Consolidation of All Majority-Owned Subsidiaries". Under FAS 131, the Company's business is comprised of two distinct business segments determined by the method of distribution channel. The retail segment is comprised of all full-year stores in addition to all temporary stores and kiosks. Retail product distribution is conducted directly through the store location. The direct marketing segment is comprised of the Hard-to-Find-Tools and Brookstone Gift Collection catalogs, products promoted via SkyMall and the interactive Internet site www.Brookstone.com. Direct marketing product distribution is conducted
                                                       ------------------
through the Company's direct marketing call center and distribution facility located in Mexico, Missouri.

3. CONSOLIDATED BALANCE SHEET DETAILS
-------------------------------------

                                          January 30, 1999   January 31, 1998
                                          ----------------   ----------------
Other Current Assets:
Prepaid rent                                 $  2,760,000       $    159,000
Prepaid leases and deposits                       383,000            299,000
Prepaid insurances, postage and other           1,480,000            497,000
                                             ------------       ------------
                                             $  4,623,000       $    955,000
                                             ============       ============
Property and Equipment:
  Leasehold improvements                     $ 34,311,000       $ 28,150,000
  Equipment and fixtures                       49,421,000         44,343,000
                                             ------------       ------------
Total property and equipment                   83,732,000         72,493,000
                                             ============       ============
Accumulated depreciation and
  amortization                                (41,608,000)       (34,639,000)
                                             ------------       ------------
                                             $ 42,124,000       $ 37,854,000
                                             ============       ============
Other Current Liabilities:
Merchandise credits and gift
  certificates                               $  3,357,000       $  2,640,000
Accrued employee compensation and
  benefits                                      6,013,000          4,177,000
Rent payable                                      966,000            920,000
Income taxes payable                            5,337,000          5,013,000
Accrued expenses                                3,277,000          3,852,000
                                             ------------       ------------
                                             $ 18,950,000       $ 16,602,000
                                             ============       ============
Other Long-term Liabilities:
Straight-line rent liability                 $  5,156,000       $  4,815,000
Employee benefit obligations and other
  long term liabilities                         4,806,000          4,997,000
                                             ------------       ------------
                                             $  9,962,000       $  9,812,000
                                             ============       ============

4. INCOME TAXES
---------------

          Temporary differences which give rise to deferred tax assets and liabilities for Fiscal 1998 and Fiscal 1997 are as follows:

                                         January 30, 1999  January 31, 1998
                                         ----------------  ----------------
Deferred tax assets:

  Rent expense                                 $1,920,000        $1,809,000
  Inventory capitalization and reserves           323,000         1,197,000
  Accrued compensation                                ---           179,000
  Employee benefit obligations                  1,645,000         1,584,000
  Vacation accrual                                267,000           270,000
  Merchandise credits and
   gift certificates                              920,000           663,000
  Tax depreciation                                598,000               ---
  Other items                                     165,000           412,000
                                               ----------        ----------
  Total deferred tax asset                     $5,838,000        $6,114,000
                                               ==========        ==========
Deferred tax liabilities:

  Tax depreciation                             $      ---        $   89,000
  Prepaid rent                                        ---            95,000
  Deferred catalog costs                          347,000           209,000
  Other items                                      67,000               ---
                                               ----------        ----------
  Total deferred tax liability                 $  414,000        $  393,000
                                               ----------        ----------
Net deferred tax asset                         $5,424,000        $5,721,000
                                               ==========        ==========

     Current and non-current deferred tax assets and liabilities within the same tax jurisdiction are offset for presentation in the consolidated balance sheet. A valuation allowance has not been established as management expects that it is more likely than not that the net deferred tax asset will be realized.

     The provision for income taxes is comprised of the following:

                                             Year Ended
                    ----------------------------------------------------------
                    January 30, 1999      January 31, 1998    February 1, 1997
                    ----------------      ----------------    ----------------
Current:
    Federal             $4,894,000           $ 6,713,000          $4,137,000
    State                  880,000               915,000             538,000

Deferred:
    Federal                225,000            (2,534,000)           (824,000)
    State                   72,000              (316,000)            (33,000)
                        ----------           -----------          ----------
                        $6,071,000           $ 4,778,000          $3,818,000
                        ==========           ===========          ==========

     Reconciliation of the U. S. Federal statutory rate to the Company's effective tax rate is as follows:

                                             Year Ended
                    ----------------------------------------------------------
                    January 30, 1999      January 31, 1998    February 1, 1997
                    ----------------      ----------------    ----------------
Statutory federal
income tax rate             34%                   34%                 34%

State income taxes,
net of federal tax
benefit                      2%                    3%                  3%

Other                        3%                    2%                  2%
                           ----                  ----                ----

Effective income
tax rate                    39%                   39%                 39%
                           ====                  ====                ====

     The exercise of stock options which have been granted under the Company's stock option plans (refer to Note 7) gives rise to compensation which is includable in the taxable income of the optionees and deductible by the Company for federal and state income tax purposes. Such compensation considers increases in the fair market value of the Company's common stock subsequent to the date of the grant. For financial reporting purposes, the tax effect of this deduction is accounted for as a credit to additional paid-in capital rather than as a reduction of income tax expense. Such exercises resulted in a tax benefit to the Company of approximately $832,000, $256,000 and $165,000 in Fiscal 1998, Fiscal 1997 and Fiscal 1996, respectively.

5.  SEGMENT REPORTING
---------------------

     Business conducted by the Company can be segmented into two distinct areas determined by the method of distribution channel. The retail segment is comprised of all full-year stores in addition to all temporary stores and kiosks. Retail product distribution is conducted directly through the store location. The direct marketing segment is comprised of the Hard-to-Find Tools and Brookstone Gift Collection catalogs, products promoted via SkyMall and the interactive Internet site www.Brookstone.com. Direct marketing product
                          ------------------
distribution is conducted through the Company's direct marketing call center and distribution facility located in Mexico, Missouri. Both segments of the Company sell similar products, although not all Company products are fully available within both segments.

     All costs directly attributable to the direct marketing segment are charged accordingly while all remaining operating costs are charged to the retail segment. The Company's management does not review assets by segment.

     The following table discloses segment net sales, pre-tax income and depreciation and amortization expense for Fiscal 1998, Fiscal 1997 and Fiscal 1996 (in thousands):

(in thousands)                                Net Sales                                              Pre-tax Income
                           --------------------------------------------             -------------------------------------------
                            1998                1997              1996               1998              1997               1996
                            ----                ----              ----               ----              ----               ----
Reportable segment:
  Retail                 $242,769             $211,938         $187,895            $16,273            $12,964           $10,584
  Direct marketing         29,089               27,928           30,149                808                246                (8)

Reconciling items:
  Interest expense             --                   --               --             (1,672)            (1,084)             (885)
                         --------             --------         --------            -------            -------           -------
  Consolidated:          $271,858             $239,866         $218,044            $15,409            $12,126           $ 9,691
                         ========             ========         ========            =======            =======           =======

(in thousands)                       Depreciation & Amortization
                           --------------------------------------------
                            1998                1997              1996
                            ----                ----              ----
Reportable segment:
  Retail                   $7,575             $6,708          $6,290
  Direct marketing            217                213             173
                           ------             ------          -------
  Consolidated:            $7,792             $6,921          $6,463
                           ======             ======          ======

                                                                              39

6. DEBT
-------

Revolving Credit Agreement

     On September 22, 1997, the Company entered into a new revolving credit agreement replacing the existing $35 million revolving credit agreement. The new agreement provides for borrowings of up to $75 million for letters of credit and working capital as long as the Company meets a borrowing base test equal to 50% of the amount of eligible inventory and outstanding documentary letters of credit (increasing to 65% June through July and to 75% August through November). Amounts available for borrowings are reduced by the aggregate amount of outstanding letters of credit, which may not exceed $40 million, and borrowings. The revolving credit agreement requires the Company to have no more than $10 million in borrowings (excluding letters of credit) outstanding for one
30 consecutive day period during the December 15 to April 30 period. Borrowings outstanding under this facility bear interest, at the election by the Company, equal to the agent bank's base lending rate or the Eurodollar rate for the applicable period plus an additional 1.0%, 1.25% or 1.5% depending on the applicable cash flow coverage ratio (at January 30, 1999 the rate was 6.44%).
In addition, the Company is obligated to pay a fee of 0.25% or 0.30% on the unused portion of the commitment and 0.50%, 0.625% or 0.75% on documentary letters of credit (depending on the applicable cash flow coverage ratio).
The facility expires July 31, 2002. At the Lender's option, all positive cash balances held by the Lender's banks may be applied to the outstanding balance of the revolving line of credit. The revolving credit agreement contains a number of restrictive covenants, including limitations on incurring additional indebtedness, granting liens, selling assets, engaging in mergers and other similar transactions, engaging in new business lines and making capital expenditures. In addition, the agreement prohibits the paying of cash dividends on common stock and requires that the Company maintain certain financial ratios, including tests pertaining to net worth, ratio of liabilities to net worth and cash flow coverage. During the year ended and as of January 30, 1999, the Company was in compliance with these covenants.

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

    The previous credit agreement was terminated on September 22, 1997 and, pursuant to the terms and provisions of the new credit agreement, all outstanding borrowings and outstanding letters of credit under the previous credit agreement became borrowings and outstanding letters of credit under the new credit agreement. During Fiscal 1998, the Company borrowed a maximum amount of $40.3 million under the revolving credit facility. There were no outstanding borrowings under the new or previous revolving credit agreement respectively at January 30, 1999, January 31, 1998 or February 1, 1997. There were $5.7 million and $8.6 million in outstanding documentary letters of credit at January 30, 1999 and January 31, 1998, respectively. In addition, $1.5 million and $1.6 million in stand-by letters of credit were drawable by store lessors at January 30, 1999 and January 31, 1998, respectively.

Capital Lease Obligation

     The Company's lease for its Mexico, Missouri distribution facility extends over twenty years at prime plus 1% per annum (9.50% at January 30, 1999 and January 31, 1998). The interest rate is adjusted annually on October 1.

     The principal balance of this obligation amounted to $2.7 million at January 30, 1999 and $2.8 million at January 31, 1998. Property capitalized under this capital lease amounted to $3.1 million, with accumulated amortization of $533,000 and $435,000 at January 30, 1999 and January 31, 1998, respectively.

     Scheduled payments of the capital lease obligation as of January 30, 1999 are as follows:

Fiscal Year
1999                                       $   342,000
2000                                           342,000
2001                                           342,000
2002                                           342,000
2003                                           342,000
Thereafter                                   3,302,000
                                           -----------
                                           $ 5,012,000

Interest on capital lease obligation
 included above                             (2,311,000)
                                           -----------
Remaining principal                        $ 2,701,000
                                           ===========

     Current portion of the capital lease obligation equaled $89,000 and $91,000 at January 30, 1999 and January 31, 1998, respectively.

7. SHAREHOLDERS' EQUITY
-----------------------

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

Employee Stock Plans

          The Company has stock option plans for key associates, officers and directors of the Company, which provide for nonqualified and incentive stock options. The Board of Directors determines the term of each option, option price and number of shares at the date of grant. For all options granted after Fiscal 1991, such option prices equaled the fair market value at the date of grant. (Options granted generally vest over four years from the date of grant and expire after ten years). Certain non-qualified options become exercisable five years from the date of grant, however, the exercise date of all or a portion of such options may be accelerated if the price of the Company's common stock reaches certain target amounts. At January 30, 1999, options of 615,105 shares were exercisable under the various associate stock option plans, and 22,664 shares were exercisable under the Directors' stock option plan. At January 30, 1999, options of 187,511 shares were available for future grants under the various associate stock option plans, and 102,000 shares were available for future grants under the Directors' stock option plan.

     The Company also has an employee stock purchase plan which covers substantially all associates and allows for the issuance of a maximum of 60,000 shares of common stock. The options are exercisable at the lower of 85% of market value at the beginning or end of the six-month period, through accumulation of payroll deductions of up to 10% of each participating employee's regular base pay during such period. Purchases occur at the end of one or more option periods. Since adoption, there have been three, six-month option periods, which began on July 1, 1993, January 1, 1994 and November 4, 1997. The six-month option period that began on November 4, 1997 expired on May 4, 1998, resulting in the issuance of 17,102 shares to participating associates. The Board of Directors may, at its discretion, extend the 1992 Employee Stock Purchase Plan for additional periods. As of January 30, 1999, there were 14,033 options available for future grants under this plan.

     Transactions under the Company's stock option plans for each of the three years in the period ended January 30, 1999 are as follows:

                                                             Weighted Average
                          Number of Shares                     Exercise Price
--------------------------------------------------------------------------------
Outstanding at
  February 3, 1996           1,114,794                             $ 6.00
     Granted                   324,000                             $ 9.22
     Exercised                (112,905)                            $ 1.77
     Canceled                 (152,246)                            $11.95
                             ----------
Outstanding at
  February 1, 1997           1,173,643                             $ 6.51
     Granted                   354,000                             $ 8.79
     Exercised                 (77,771)                            $ 2.14
     Canceled                 (188,250)                            $ 8.65
                             ----------
Outstanding at
  January 31, 1998           1,261,622                             $ 7.10
      Granted                  113,500                             $12.89
      Exercised               (176,100)                            $ 0.53
      Canceled                 (67,625)                            $ 9.26
                             ----------
Outstanding at
  January 30, 1999           1,131,397                             $ 8.58
                             ==========

     Of the 1,131,397 shares outstanding at January 30, 1999, 1,075,397 shares were outstanding under the various associate stock option plans, and 56,000 shares were outstanding under the Directors' stock option plan.

     No compensation expense was recorded related to stock-based employee compensation awards. Had compensation cost for the Company's stock option plans been determined based on the fair value of the options granted at grant date as prescribed by SFAS No. 123, "Accounting for Stock-Based Compensation" (FAS 123), net income and earnings per share would have been reduced to the pro forma amounts indicated in the table below (in thousands except per share amounts):

                                                 Fiscal Year
                                     ----------------------------------
                                     1998           1997           1996
                                     ----           ----           ----
Net income - as reported            $9,338         $7,348         $5,873
Net income - pro forma               8,973          6,992          5,641

Earnings per share - basic
                    As reported     $ 1.17         $ 0.94         $ 0.76
                    Pro forma         1.12           0.89           0.73

Earnings per share - diluted
                    As reported     $ 1.13         $ 0.91          $0.73
                    Pro forma         1.08           0.86           0.70

     The fair value of each option grant is estimated on the date of grant using the Black - Scholes option-pricing model with the following weighted-average assumptions.

                                                 Fiscal Year
                                     ----------------------------------
                                     1998           1997           1996
                                     ----           ----           ----
Expected stock price volatility     47.8%          49.9%          53.4%
Risk-free interest rate              5.4%           6.1%           6.4%
Expected life of options          5 years        5 years        5 years
Dividend yield                       ---            ---            ---

     The weighted average fair value of options granted for Fiscal 1998, Fiscal 1997 and Fiscal 1996 are $6.30, $4.49 and $4.92, respectively.

     The following table summarizes information about stock options outstanding at January 30, 1999:

                                                     Options Outstanding                                Options Exercisable
                              ------------------------------------------------------------    -------------------------------------
 Range of Exercise            Number Outstanding      Weighted Average    Weighted Average    Number Exercisable   Weighted Average
     Prices                      at 1/30/99              Remaining         Exercise Price         at 1/30/99        Exercise Price
                                                      Contractual Life
                              ------------------------------------------------------------    -------------------------------------
$0.002                             155,459               2.5 years             $0.002               155,459              $0.002

$0.63                                4,192               3.3 years             $ 0.63                 4,192              $ 0.63

$5.375-$8.00                       131,371               5.4 years             $ 5.94               129,371              $ 5.93

$8.125-$11.8125                    624,875               7.6 years             $ 9.24               191,247              $ 9.11

$13.4375-$15.00                    215,500               6.6 years             $14.62               157,500              $14.51

------------------------------------------------------------------------------------------------------------------------------------
                                 1,131,397                                                          637,769

     Because the determination of the fair value of all options granted includes vesting periods over several years and additional option grants are expected to be made each year, the above pro forma disclosures are not representative of pro forma effects of reported net income for future periods.

Earnings per common share

     The following is an analysis of the differences between basic and diluted earnings per common share in accordance with SFAS No. 128, "Earnings per Share".

                            January 30, 1999  January 31, 1998  February 1,1997
                            ----------------  ----------------  ---------------
Net income                       $9,338            $7,348           $5,873
                                 ======            ======           ======
Weighted average common
 shares outstanding               7,988             7,824            7,744


Effect of dilutive securities:
 Stock options                      297               295              317
                                 ------            ------           ------
Weighted average common shares
 and common share equivalents     8,285             8,119            8,061
                                 ======            ======           ======

8. PENSION AND 401(k) PLANS
---------------------------

     The Company sponsors the Brookstone Pension Plan, which provides retirement benefits for its employees who have completed one year of service and who were participating in the plan prior to May 31, 1998. As of May 30, 1998, the Board of Directors approved freezing future benefits under this plan. As a result, the Company recorded a gain on curtailment of $111,000 in Fiscal 1998. The Company anticipates that curtailment of the plan will not have a material effect on the Company's consolidated financial statements. The retirement plan is a final average pay plan. It is the Company's policy to fund the cost of benefits expected to accrue during the year plus amortization of any unfunded accrued liabilities related to periods of service prior to the valuation date.

     The Company sponsors a 401(k) plan for all associates who have completed at least one year of service with a minimum of 1,000 hours and have attained the age of 21. The Board of Directors, concurrently with freezing the pension plan, approved the increase of the Company's 401(k) matching contribution of each participating employee's salary from a maximum of 1.5% to a maximum of 4.0%. The Company's matching 401(k) contribution was $402,000, $175,000 and $133,000 in Fiscal 1998, Fiscal 1997 and Fiscal 1996, respectively.

     The following tables set forth the pension plan's funded status and amounts recognized in the Company's consolidated financial statements.

                                          January 30, 1999   January 31, 1998
                                          ----------------   ----------------
Change in projected benefit obligation:

Projected benefit obligation
 at beginning of fiscal year                 $ 4,576,000        $ 3,959,000
Service cost                                     230,000            378,000
Interest cost                                    284,000            298,000
Actuarial loss                                   385,000            219,000
Expenses paid                                   (120,000)           (80,000)
Benefits paid                                   (168,000)          (198,000)
Curtailment                                   (1,095,000)               ---
Special termination benefits                         ---                ---
                                              ----------         ----------
Projected benefit obligation
 at end of fiscal year                        $4,092,000         $4,576,000
                                              ==========         ==========

                                                                              46

     The change in plan assets was:

                                         January 30, 1999      January 31, 1998
--------------------------------------------------------------------------------
Fair value at beginning of fiscal year      $3,373,000             $2,728,000
Actual return on plan assets                   458,000                401,000
Employer contributions                         397,000                522,000
Expenses paid                                 (120,000)               (80,000)
Benefits paid                                 (168,000)              (198,000)
                                            ----------             ----------
Fair value at end of fiscal year            $3,940,000             $3,373,000
                                            ==========             ==========

     The funded status was:

                                         January 30, 1999      January 31, 1998
--------------------------------------------------------------------------------
Funded status at end of year                 $(152,000)           $(1,203,000)
Unrecognized prior service cost                    ---               (120,000)
Unrecognized net actuarial loss / (gain)      (255,000)               585,000
                                             ---------            -----------
Accrued benefit cost                         $(407,000)           $  (738,000)
                                             =========            ===========

     Assumptions used in computing the funded status were as follows:

Weighted average discount rate                 6.75%                  7.00%
Expected return on plan assets                    9%                     9%
Rate of increase in compensation levels           4%                     4%

     The components of net periodic pension cost were as follows:

                                         January 30, 1999      January 31, 1998
--------------------------------------------------------------------------------
Service cost                                 $ 230,000          $ 378,000
Interest cost                                  284,000            298,000
Expected return on plan assets                (334,000)          (265,000)
Amortization of prior service cost              (8,000)           (24,000)
Recognized net actuarial loss                    6,000                ---
                                             ---------          ---------
Net periodic benefit cost                    $ 178,000          $ 387,000
                                             =========          =========

9. POST-RETIREMENT BENEFITS OTHER THAN PENSIONS
-----------------------------------------------

     The Company sponsors a defined benefit post-retirement medical plan that covers all of its full time associates. All associates who retire from the Company's defined benefit pension plan who have either attained age 65 with five years of service, or who have attained age 55 with 10 years of service and 70 points are eligible. Associates who retire prior to age 65, and their spouses, are each required to contribute 50% of the premium. Spouses of associates who retire after age 65 with 10 years of service are required to contribute 50% of their premium. Associates who retire at age 65 with five to nine years of service, and their spouses, are required to contribute 50% and 75% of the premium, respectively. Associates not eligible for retirement as of February 1, 1992 will be required to contribute the amount of premium in excess of $4,200 pre-65 and $2,225 post-65; spouses are not eligible. The plan is not funded.

     The following tables set forth the post-retirement plans funded status and amounts recognized in the Company's consolidated financial statements.

                                          January 30, 1999   January 31, 1998
-----------------------------------------------------------------------------
Accumulated post-retirement benefit
 obligation:
APBO at end of prior fiscal year              $1,378,000         $1,184,000
Service cost                                      72,000             62,000
Interest cost                                     78,000             94,000
Actuarial loss / (gain) and assumption
 change                                         (287,000)            99,000
Benefits paid                                    (49,000)           (61,000)
                                              ----------         ----------
APBO at end of current fiscal year            $1,192,000         $1,378,000
                                              ==========         ==========

 The change in plan assets was:
                                          January 30, 1999   January 31, 1998
-----------------------------------------------------------------------------
Fair value at beginning of fiscal year          $    ---           $    ---
Actual return on plan assets                         ---                ---
Employer contributions                            49,000             61,000
Participant contributions                            ---                ---
Expenses paid                                        ---                ---
Benefits paid                                    (49,000)           (61,000)
                                                --------           --------
Fair value at end of fiscal year                $      0           $      0
                                                ========           ========

                                                                              48

     The amounts recognized in the statement of financial position consisted of:

                                          January 30, 1999    January 31, 1998
                                          ----------------    ----------------
Accrued benefit cost (other plans)           $(2,929,000)         $(2,964,000)
                                             -----------          -----------
Accrued benefit cost                         $(2,929,000)         $(2,964,000)

Funded status at end of fiscal year          $(1,192,000)         $(1,378,000)
Unrecognized prior service cost               (1,047,000)          (1,149,000)
Unrecognized net actuarial gain                 (690,000)            (437,000)
                                             -----------          -----------
Accrued benefit cost                         $(2,929,000)         $(2,964,000)
     The components of the net periodic post-retirement benefit cost were:

                                          January 30, 1999    January 31, 1998
                                          ----------------    ----------------
Service cost                                 $    72,000          $    62,000
Interest cost                                     78,000               94,000
Amortization of prior service cost              (102,000)            (102,000)
Recognized net actuarial gain                    (34,000)             (23,000)
                                             -----------          -----------
Net periodic benefit cost                    $    14,000          $    31,000

     The weighted average discount rate used in determining the accumulated post-retirement benefit obligation was 6.75% as of January 30, 1999 and 7.00% as of January 31, 1998. For measurement purposes, an 8.6% annual rate of increase in the per capita cost of covered health care benefits was assumed for Fiscal 1998; this rate was assumed to decrease gradually down to 5% for Fiscal 2004 and remain at that level thereafter.

     The medical cost trend rate assumption has a significant effect on the amounts reported. However, the impact of medical inflation eventually diminishes because of the limit of the Company's share of plan cost for accruals for associates who were not eligible to retire as of February 1, 1992. A one percentage point change in assumed health care cost trend rate would have had the following effects on January 30, 1999:

                                           Increase     Decrease
                                           --------     --------
Effect on total of service
  and interest cost components              $ 5,500     $ (4,200)

Effect on accumulated post-retirement
  benefit obligation                        $53,800     $(33,400)

10. COMMITMENTS AND CONTINGENCIES
---------------------------------

Lease Commitments

     The Company leases all of its retail store locations and its corporate headquarters. These leases are non-cancellable and have terms of up to 15 years. Certain leases provide for additional rents payable based on store sales.

     At January 30, 1999, the minimum future rentals on noncancellable operating leases are as follows:

 Fiscal Year

    1999        $ 20,926,000
    2000          20,804,000
    2001          19,891,000
    2002          19,591,000
    2003          18,345,000
 Thereafter       75,404,000
                ------------
                $174,961,000
                ============

     Rent expense was approximately $22.7 million, $19.6 million and $16.9 million for the years ended January 30, 1999, January 31, 1998 and February 1, 1997, respectively, including contingent rent expenses of approximately $310,000, $253,000 and $285,000, respectively. This rent expense, along with other costs of occupancy are included in cost of sales in the consolidated statement of income.

Litigation

     The Company is involved in various legal proceedings arising in the normal course of business. Management believes that the resolution of these matters will not have a material effect on the consolidated financial statements.

                       REPORT OF INDEPENDENT ACCOUNTANTS
                       ---------------------------------

                        ON FINANCIAL STATEMENT SCHEDULE
                        -------------------------------



TO THE BOARD OF DIRECTORS OF
BROOKSTONE, INC.


Our audits of the consolidated financial statements referred to in our report dated March 23, 1999 appearing in this Form 10-K for the fiscal year ended January 30, 1999 also included an audit of the Financial Statement Schedule listed in Item 14 (2) of this Form 10-K. In our opinion, the Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



/s/ PricewaterhouseCoopers LLP
------------------------------
PRICEWATERHOUSECOOPERS LLP

Boston, Massachusetts
March 23, 1999

2.  Consolidated Financial Statement Schedules.

Schedule II    Valuation and Qualifying Accounts and Reserves

                                            Year ended January 30, 1999
------------------------------------------------------------------------------------------------------------------
                                                            Charged to costs
           Description             Beginning Balance          and expenses           Deductions     Ending Balance
           -----------             -----------------          ------------           ----------     --------------

Allowance for doubtful accounts           $  324,000            $ 86,000              $(234,000)      $  176,000
                                          ----------            --------              ---------       ----------

Inventory reserve                         $1,926,000            $452,000              $       0       $2,378,000
                                          ----------            --------              ---------       ----------
                                            Year ended January 31, 1998
------------------------------------------------------------------------------------------------------------------
                                                            Charged to costs
           Description             Beginning Balance          and expenses           Deductions     Ending Balance
           -----------             -----------------          ------------           ----------     --------------
Allowance for doubtful accounts           $  222,000            $114,000              $ (12,000)      $  324,000
                                          ----------            --------              ---------       ----------

Inventory reserve                         $1,543,000            $713,000              $(330,000)      $1,926,000
                                          ----------            --------              ---------       ----------
                                            Year ended February 1,1997
------------------------------------------------------------------------------------------------------------------
                                                            Charged to costs
           Description             Beginning Balance          and expenses           Deductions     Ending Balance
           -----------             -----------------          ------------           ----------     --------------
Allowance for doubtful accounts           $  135,000            $100,000               $(13,000)      $  222,000
                                          ----------            --------               --------       ----------

Inventory reserve                         $1,328,000            $283,000               $(68,000)       1,543,000
                                          ----------            --------               --------       ----------

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

10.8 1992 Equity Incentive Plan, as amended and restated (filed with the Securities and Exchange Commission as Exhibit A to the Registrant's 1998 Proxy Statement, and incorporated herein by reference).

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

10.24 Revolving Credit Agreement dated September 22, 1997, among the Company, Brookstone Company, Inc. ("BCI") and Brookstone Stores, Inc. and BankBoston N.A. as agent for the lenders (files with the Securities and Exchange Commission as Exhibit 10.25 to the Registrant's Form 10-Q for the quarter ended November 1, 1997 and incorporated herein by reference.)

EXHIBIT NO.                   DESCRIPTION

11        Calculation of Earnings Per Share (filed herewith).

13 The 1998 Annual Report to Stockholders of the Company, except for those portions thereof which are incorporated in this Form 10-K, shall be furnished for the information of the Commission and shall not be deemed "filed".

21 List of Subsidiaries (filed with the Securities and Exchange Commission as Exhibit 21 to the Registrants Form 10-K for the year ended February 3, 1996, and incorporated herein by reference).

23.1      Consent of Pricewaterhouse Coopers LLP (filed herewith).

27        Financial Data Schedule (filed herewith).

14(b)     Reports on Form 8-K

The Company did not file any reports on Form 8-K during the quarter ended January 30, 1999.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 30, 1999.

                                                 Brookstone, Inc.

                                         By: /s/ Philip W. Roizin
                                             -----------------------
                                                 Philip W. Roizin
                                                 Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities, each on April 30, 1999.

          Signature        Title

/s/ Michael  F. Anthony    Chairman, President and Chief Executive Officer
-----------------------    Director
 Michael F. Anthony        (Principal Executive Officer)



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