Form 10-Q
period 1999-05-01
BROOKSTONE INC
filed 1999-06-15
CIK 830134

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-Q


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended May 1, 1999
                                                  -----------
                                       OR
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

--------------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X    No___
     ---

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes_____ No_____

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 8,133,838 shares of common
                                                ----------
stock as of June 4, 1999.
            -------------

                               BROOKSTONE, INC.

                              Index to Form 10-Q

Part I:  Financial Information                                          Page No.
         ---------------------                                          -------
Item 1:
         Consolidated Balance Sheet
          as of May 1, 1999, January 30, 1999 and May 2, 1998              3

         Consolidated Statement of Operations for the thirteen weeks
          ended May 1, 1999 and May 2, 1998                                4

         Consolidated Statement of Cash Flows for the thirteen
          weeks ended May 1, 1999 and May 2, 1998                          5

         Notes to Consolidated Financial Statements                        6

Item 2:
         Management's Discussion and Analysis of Financial
          Condition and Results of Operations                              8

Part II: Other Information
         -----------------

Item 1:
         Legal Proceedings                                                11

Item 2:
         Change in Securities                                             11

Item 3:
         Defaults by the Company upon its Senior Securities               11

Item 4:
         Submission of Matters to a Vote of Security Holders              11

Item 5:
         Other Information                                                11

Item 6:
         Exhibits and Reports on Form 8-K                                 11

Signatures                                                                12

                               BROOKSTONE, INC.
                          CONSOLIDATED BALANCE SHEET
                       (In thousands, except share data)

                                                            (Unaudited)                                  (Unaudited)
                                                            May 1, 1999          January 30, 1999        May 2, 1998
                                                           -------------         -----------------       ------------
Assets
------

Current assets:
    Cash and cash equivalents                              $     1,808           $    17,391             $   2,258
    Receivables, net                                             6,051                 6,256                 5,507
    Merchandise inventories                                     43,443                37,444                44,079
    Deferred income taxes                                        4,787                 1,781                 5,964
    Other current assets                                         4,066                 4,623                 4,369
                                                           -------------         -----------------       ------------
        Total current assets                                    60,155                67,495                62,177

Deferred income taxes                                            3,643                 3,643                 2,916
Property and equipment, net                                     40,714                42,124                36,923
Other assets                                                     1,468                 1,299                   778
                                                           -------------         -----------------       ------------
                                                           $   105,980           $   114,561             $ 102,794
                                                           =============         =================       ============

Liabilities and Shareholders' Equity
------------------------------------

Current liabilities:
    Short-term borrowings                                  $        --           $        --             $   7,360
    Accounts payable                                            14,667                10,727                14,875
    Other current liabilities                                   10,303                18,950                10,357
                                                           -------------         -----------------       ------------
        Total current liabilities                               24,970                29,677                32,592

Other long-term liabilities                                     10,068                 9,962                 9,837
Long-term obligation under capital lease                         2,589                 2,612                 2,675

Commitments and contingencies

Shareholders' equity:
Preferred stock, $0.001 par value:
 Authorized - 2,000,000 shares; issued and
 outstanding - 0 shares at May 1, 1999,
 January 30, 1999 and May 2, 1998
Common stock, $0.001 par value
 Authorized 50,000,000 shares; issued and
 outstanding - 8,133,838 shares at May 1,
 1999, 8,064,586 shares at January 30, 1999
 and 7,935,884 shares at May 2, 1998                                 8                     8                     8
Additional paid-in capital                                      48,997                48,330                47,465
Retained earnings                                               19,395                24,019                10,264
Treasury stock, at cost - 3,616 shares at May
 1, 1999, January 30, 1999 and May 2, 1998                         (47)                  (47)                  (47)
                                                           -------------         -----------------       ------------
      Total shareholders' equity                                68,353                72,310                57,690
                                                           -------------         -----------------       ------------
                                                           $   105,980           $   114,561             $ 102,794
                                                           =============         =================       ============


                                BROOKSTONE, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS
                     (In thousands, except per share data)
                                  (Unaudited)

                                                      Thirteen Weeks Ended
                                          -----------------------------------------------
                                          May 1, 1999                         May 2, 1998
                                          -----------                         -----------
Net sales                                 $    42,100                          $   37,919

Cost of sales                                  31,819                              29,032
                                          -----------                         -----------
Gross profit                                   10,281                               8,887

Selling, general and
administrative
expenses                                       17,652                              15,946
                                          -----------                         -----------
Loss from operations                           (7,371)                             (7,059)

Interest expense, net                             135                                 230
                                          -----------                         -----------
Loss before taxes                              (7,506)                             (7,289)

Income tax benefit                             (2,882)                             (2,872)
                                          -----------                         -----------
Net loss                                  $    (4,624)                         $   (4,417)
                                          ===========                         ===========
Net loss per share -
basic/diluted                             $     (0.57)                         $    (0.56)

Weighted average shares
outstanding - basic/diluted                     8,095                               7,889
                                          ===========                         ===========


                               BROOKSTONE, INC.

                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                (In thousands)
                                  (Unaudited)

                                                                            Thirteen  Weeks Ended
                                                               --------------------------------------------
                                                                  May 1, 1999               May 2, 1998
                                                               -----------------          -----------------
Cash flows from operating activities:
Net loss                                                       $          (4,624)         $          (4,417)

Adjustments to reconcile net loss to net cash used by operating activities:

  Depreciation and amortization                                            2,012                      1,796
  Amortization of debt issuance costs                                         36                         39
  Deferred income taxes                                                   (3,006)                    (3,159)
  (Increase) decrease in other assets                                       (205)                       248
  Increase (decrease) in other long-term liabilities                         106                         25

Changes in working capital:
   Accounts receivable, net                                                  205                         25
   Merchandise inventories                                                (5,999)                    (6,794)
   Other current assets                                                      557                     (3,414)
   Accounts payable                                                        3,940                        435
   Other current liabilities                                              (8,647)                    (6,245)
                                                               -----------------          -----------------
Net cash used by operating activities                                    (15,625)                   (21,461)
                                                               -----------------          -----------------
Cash flows from investing activities:
   Expenditures for property and equipment                                  (602)                      (865)
                                                               -----------------          -----------------
Net cash used for investing activities                                      (602)                      (865)
                                                               -----------------          -----------------
Cash flows from financing activities:
   Borrowings from revolving credit                                           --                      7,360
   Payments for capitalized lease                                            (23)                       (23)
   Proceeds from exercise of stock options and related tax
    benefits                                                                 667                        341
                                                               -----------------          -----------------
Net cash provided by financing activities                                    644                      7,678
                                                               -----------------          -----------------
Net decrease in cash and cash equivalents                                (15,583)                   (14,648)

Cash and cash equivalents at beginning of period                          17,391                     16,906
                                                               -----------------          -----------------
Cash and cash equivalents at end of period                     $           1,808          $           2,258
                                                               =================          =================

                               BROOKSTONE, INC.

                  Notes to Consolidated Financial Statements

1. The results of the thirteen-week period ended May 1, 1999 are not necessarily indicative of the results for the full fiscal year. The Company's business, like the business of retailers in general, is subject to seasonal influences. Historically, the Company's fourth fiscal quarter, which includes the winter holiday selling season, has produced a disproportionate amount of the Company's net sales and all of its income from operations. The Company expects that its business will continue to be subject to such seasonal influences.

2. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles and practices consistently applied. In the opinion of the Company, these financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position and the results of operations for the periods reported. Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that the accompanying consolidated financial statements be read in conjunction with the annual financial statements and notes thereto which may be found in the Company's Fiscal 1998 annual report.

3. The exercise of stock options which has been granted under the Company's stock option plans gives rise to compensation which is includable in the taxable income of the optionees and deductible by the Company for tax purposes upon exercise. Such compensation reflects an increase in the fair market value of the Company's common stock subsequent to the date of grant. For financial reporting purposes, the tax effect of this deduction is accounted for as a credit to additional paid-in capital rather than as a reduction of income tax expense. Such exercises resulted in a tax benefit to the Company of approximately $124,000 for the thirteen-week period ended May 1, 1999.

4. Business conducted by the Company can be segmented into two distinct areas determined by the method of distribution channel. The retail segment is comprised of all full-year stores in addition to all temporary stores and kiosks. Retail product distribution is conducted directly through the store location. The direct marketing segment is comprised of the Hard-to-Find Tools, Brookstone Gift Collection and Gardeners Eden catalog, products promoted via SkyMall and the interactive Internet site www.Brookstone.com.
                                                            ------------------
     Direct marketing product distribution is conducted through the Company's direct marketing call center and distribution facility located in Mexico, Missouri. Both segments of the Company sell similar products, although not all Company products are fully available within both segments.

     All costs directly attributable to the direct marketing segment are charged accordingly while all remaining operating costs are charged to the retail segment. The Company's management does not review assets by segment.

     The table below discloses segment net sales and pre-tax loss for the thirteen weeks ended May 1, 1999 and May 2, 1998 (in thousands).

(in thousands)                            Net Sales                                    Pre-tax Loss
                        ------------------------------------------       ---------------------------------------
                             May 1, 1999         May 2, 1998                 May 1, 1999       May 2, 1998
                        ------------------------------------------       ---------------------------------------
Reportable segment:
  Retail                     $  37,302           $  34,061                   $    (6,677)      $  (6,277)
  Direct marketing               4,798               3,858                          (694)           (782)

Reconciling items:
   Interest expense                ---                 ---                          (135)           (230)
                        ------------------------------------------       ---------------------------------------
Consolidated:                $  42,100           $  37,919                   $    (7,506)      $  (7,289)
                        ==========================================       =======================================

5. Effective May 3, 1999 the Company acquired certain assets relating to the Gardeners Eden catalog from Williams-Sonoma, Inc. The acquisition will be accounted for as a purchase and, accordingly, the purchase price will be allocated to the underlying assets based on their respective estimated fair values at the date of acquisition.

                               BROOKSTONE, INC.

                    Management's Discussion and Analysis of
               Financial Condition and Results of Operations for
                  the Thirteen-Week Period Ended May 1, 1999

Results of Operations
---------------------

     For the thirteen-week period ended May 1, 1999, net sales increased 11.0% over the comparable period last year. Comparable store sales for the thirteen-week period increased 0.5%. The sales increase reflected the results of opening 21 new stores subsequent to the first quarter of Fiscal 1998 and two new stores during the first quarter of Fiscal 1999, offset by the closing of three stores subsequent to the first quarter of Fiscal 1998. The total number of Brookstone stores open at the end of the thirteen-week period ended May 1, 1999 was 198 versus 178 at the end of the comparable period in Fiscal 1998. In Fiscal 1998, the Company operated a total of 19 summer seasonal locations at the end of the first quarter. This program is not being repeated in Fiscal 1999. Direct marketing sales increased 24.4% over the comparable period last year. This increase was driven primarily by increased circulation of approximately 19%.

     Gross profit as a percentage of net sales was 24.4% for the thirteen-week period ended May 1, 1999, versus 23.4% for the comparable period last year. This increase was attributable to a decrease in net material costs resulting from lower sourcing costs. In addition, occupancy costs decreased as a result of the elimination of the summer seasonal program operated during the first quarter of Fiscal 1998.

     Selling, general and administrative expenses as a percentage of net sales were 41.9% for the thirteen-week period ended May 1, 1999 versus 42.1% for the comparable period last year. This decrease in percentage was primarily due to the continued leveraging of operating expenses.

     Net interest expense for the thirteen-week period ended May 1, 1999 was $0.1 million compared to $0.2 million during the comparable period last year. This decrease was related to lower borrowings resulting from lower working capital needs.

     As a result of the foregoing, the Company reported a net loss of $4.6 million, or $0.57 per basic/diluted share, for the thirteen-week period ended May 1, 1999, as compared to a net loss of $4.4 million, or $0.56 per basic/diluted share, for the comparable period last year.

Financial Condition
-------------------

     For the first quarter of Fiscal 1999, net cash used by operating activities totaled $15.6 million, primarily as a result of the net loss, purchase of inventory and payment of income taxes. Cash used for investment activities during the first quarter of Fiscal 1999, representing the purchase of property and equipment, amounted to $0.6 million. Cash from financing activities during the first quarter of Fiscal 1999 amounted to $0.6 million, acquired primarily through proceeds from the exercise of stock options and related tax benefits.

     For the first quarter of Fiscal 1998, net cash used by operating activities totaled $21.5 million, primarily as a result of the net loss, purchase of inventory and payment of income taxes. Cash used for investment activities during the first quarter of Fiscal 1998, representing the purchase of property and equipment, amounted to $0.9 million. Cash from financing activities during the first quarter of Fiscal 1998 amounted to $7.7 million, acquired primarily through borrowings under the Company's revolving credit agreement.

     Merchandise inventories were $43.4 million at May 1, 1999 compared to $37.4 million at January 30, 1999. The increase in inventory is primarily to support the new stores opened or scheduled to open during Fiscal 1999 and reflects the timing of inventory purchases for the upcoming Father's Day holiday. The accounts payable balance was $14.7 million at May 1, 1999 compared to $10.7 million at January 30, 1999.

     The Company's capital expenditures in the first quarter of Fiscal 1999 were principally related to the remodeling of two retail stores and the opening of two new stores during the first quarter of Fiscal 1999. The Company anticipates opening approximately 15 to 20 new stores, including as many as five airport locations, and remodeling approximately 10 stores during Fiscal 1999.

     The Company maintains a revolving credit agreement to finance inventory purchases, which historically peak in the third quarter in anticipation of the winter holiday selling season. At May 1, 1999, the Company had no outstanding borrowings under its revolving credit agreement, and at May 2, 1998 it had $7.4 million in borrowings.

     Effective May 3, 1999 the Company acquired certain assets relating to the Gardeners Eden catalog from Williams-Sonoma, Inc. The Company believes that available borrowings, cash on hand and anticipated cash generated from operations will be sufficient to finance this acquisition, planned retail store openings / remodelings and other capital requirements throughout Fiscal 1999.

Year 2000 Software Compliance
-----------------------------

     Many computer programs in use today were originally written using two-digit fields to identify years instead of four digits to define century and year. These programs were written without considering the impact of the upcoming change in the century and may experience difficulty in handling dates beyond December 31, 1999. This phenomenon, sometimes referred to as "the year 2000 problem" or "the Y2K problem", could cause computer software to fail or create erroneous results unless corrective or alternative measures are instituted.

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

     There can be no assurance that the Company's operating results would not be adversely affected if any of its largest vendors were unable to fill the Company's orders. The Company has received written statements from each of its largest vendors which represent that each such vendor has addressed, or is in the process of addressing, the year 2000 issue such that manufacturing and shipping activities will not be disrupted by the Y2K problem. The Company's merchandising team is also considering other sources for similar products in the event that such vendors are unable to meet the Company's needs. Because the products sold by the Company are oftentimes unique in the marketplace, however, there can be no assurance that adequate substitute products will be available. See "Outlook: Important Factors and Uncertainties -- Dependence on Innovative Merchandising" on pages 21 - 23 of the Company's 1998 Annual Report on Form 10-
K. The Company currently uses neither electronic data interchange ("EDI") technology, nor advance shipping notification ("ASN") technology with its vendors.

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



                                   Brookstone, Inc.
                                   ----------------
                                     (Registrant)



                                   /s/ Philip W. Roizin
                                   -----------------------------------
        June 15, 1999                        (Signature)
             ---

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