Form 10-Q
period 1999-07-31
BROOKSTONE INC
filed 1999-09-14
CIK 830134

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-Q


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended July 31, 1999
                                                -------------
                                      OR
[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _________________to _________________

                      Commission file number     0-21406
                                             ----------------

                               Brookstone, Inc.
           ---------------------------------------------------------
            (Exact name of registrant as specified in its charter)

          Delaware                                         06-1182895
          --------                                         ----------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                         Identification No.)

                     17 Riverside Street, Nashua, NH 03062
                     -------------------------------------
              (address of principal executive offices, zip code)

                                 603-880-9500
                                 ------------
             (Registrant's telephone number, including area code)


  __________________________________________________________________________
       (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X    No_______
    -----

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed, by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes________ No_______

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 8,168,838 shares of common
                                                 ---------
stock as of September 3, 1999.
            -----------------

                               BROOKSTONE, INC.

                              Index to Form 10-Q

Part I:  Financial Information                                                                   Page No.
         ---------------------                                                                   --------
Item 1:
         Consolidated Balance Sheet
         as of July 31, 1999, January 30, 1999 and August 1, 1998                                    3

         Consolidated Statement of Operations for the thirteen and twenty-six weeks
         ended July 31, 1999 and August 1, 1998                                                      4

         Consolidated Statement of Cash Flows for the thirteen and twenty-six
         weeks ended July 31, 1999 and August 1, 1998                                                5

         Notes to Consolidated Financial Statements                                                6 - 7

Item 2:
         Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                                       8 - 10

Part II: Other Information
         -----------------

Item 1:
         Legal Proceedings                                                                           11

Item 2:
         Change in Securities                                                                        11

Item 3:
         Defaults by the Company upon its Senior Securities                                          11

Item 4:
         Submission of Matters to a Vote of Security Holders                                         11

Item 5:
         Other Information                                                                           12

Item 6:
         Exhibits and Reports on Form 8-K                                                            12


Signatures                                                                                           13

                               BROOKSTONE, INC.
                          CONSOLIDATED BALANCE SHEET
                       (In thousands, except share data)

                                                        (Unaudited)                              (Unaudited)
                                                       July 31, 1999       January 30, 1999     August 1, 1998
                                                       -------------       ----------------     --------------
Assets
------

Current assets:
    Cash and cash equivalents                            $   1,773            $  17,391           $   2,510
    Receivables, net                                         5,389                6,256               6,115
    Merchandise inventories                                 39,620               37,444              39,927
    Deferred income taxes                                    4,782                1,781               6,491
    Other current assets                                     5,323                4,623               5,144
                                                         ---------            ---------           ---------
        Total current assets                                56,887               67,495              60,187

Deferred income taxes                                        3,643                3,643               2,916
Property and equipment, net                                 42,036               42,124              37,770
Intangible assets                                            6,506                   --                  --
Other assets                                                   842                1,299                 665
                                                         ---------            ---------           ---------
                                                         $ 109,914            $ 114,561           $ 101,538
                                                         =========            =========           =========

Liabilities and Shareholders' Equity
------------------------------------

Current liabilities:
     Short-term borrowings                               $   1,840            $      --           $   8,860
     Accounts payable                                       15,770               10,727              11,820
     Other current liabilities                              11,183               18,950              10,696
                                                         ---------            ---------           ---------
           Total current liabilities                        28,793               29,677              31,376

Other long-term liabilities                                 10,193                9,962               9,861
Long-term obligation under capital lease                     2,565                2,612               2,652

Commitments and contingencies

Shareholders' equity:
Preferred stock, $0.001 par value:
   Authorized - 2,000,000 shares; issued and
   outstanding - 0 shares at July 31,
   1999, January 30, 1999 and August 1, 1998
Common stock, $0.001 par value:
   Authorized 50,000,000 shares; issued and
   outstanding - 8,133,838 at July 31, 1999,
   8,064,586 shares at January 30, 1999 and
   7,994,067 shares at August 1, 1998                            8                    8                   8
Additional paid-in capital                                  48,997               48,330              47,899
Retained earnings                                           19,405               24,019               9,789
Treasury stock, at cost - 3,616 shares at July
   31, 1999, January 30, 1999 and August 1, 1998
                                                               (47)                 (47)                (47)
                                                         ---------            ---------           ---------
      Total shareholders' equity                            68,363               72,310              57,649
                                                         ---------            ---------           ---------
                                                         $ 109,914            $ 114,561           $ 101,538
                                                         =========            =========           =========

                               BROOKSTONE, INC.

                     CONSOLIDATED STATEMENT OF OPERATIONS
                     (In thousands, except per share data)
                                  (Unaudited)

                                                         Thirteen Weeks Ended                       Twenty-six Weeks Ended
                                                 ----------------------------------------- --------------------------------------
                                                     July 31, 1999       August 1, 1998       July 31, 1999       August 1, 1998
                                                     -------------       --------------       -------------       --------------
Net sales                                              $  64,104            $  53,756           $ 106,204            $  91,675

Cost of sales                                             41,059               36,453              72,878               65,485
                                                       ---------            ---------           ---------            ---------

Gross profit                                              23,045               17,303              33,326               26,190

Selling, general and administrative expenses              22,682               17,622              40,334               33,568
                                                       ---------            ---------           ---------            ---------

Income (loss) from operations                                363                 (319)             (7,008)              (7,378)

Interest expense, net                                        348                  464                 483                  694
                                                       ---------            ---------           ---------            ---------

Income (loss) before taxes                                    15                 (783)             (7,491)              (8,072)

Income tax provision (benefit)                                 6                 (308)             (2,877)              (3,180)
                                                       ---------            ---------           ---------            ---------

Net income (loss)                                      $       9            $    (475)          $  (4,614)           $  (4,892)
                                                       =========            =========           =========            =========

Earnings (loss) per share - basic/diluted              $    0.00            $   (0.06)          $   (0.57)           $   (0.62)

Weighted average shares outstanding - basic                8,134                7,984               8,115                7,945
                                                       =========            =========           =========            =========

Weighted average shares outstanding - diluted              8,413                7,984               8,115                7,945
                                                       =========            =========           =========            =========

                               BROOKSTONE, INC.

                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                (In thousands)
                                  (Unaudited)

                                                                                       Twenty-Six Weeks Ended
                                                                                -------------------------------------
                                                                                   July 31, 1999     August 1, 1998
                                                                                ------------------ ------------------
Cash flows from operating activities:
Net loss                                                                             $  (4,614)         $ (4,892)

Adjustments to reconcile net loss to net cash used by operating activities:

  Depreciation and amortization                                                          4,311             3,700
  Amortization of debt issuance costs                                                       75                69
  Deferred income taxes                                                                 (3,001)           (3,686)
  Decrease in other assets                                                                 382               400
  Increase in other long-term liabilities                                                  231                49

Changes in working capital:
   Accounts receivable, net                                                                867              (583)
   Merchandise inventories                                                                 227            (2,642)
   Other current assets                                                                    579            (4,258)
   Accounts payable                                                                      5,043            (2,620)
   Other current liabilities                                                            (8,498)           (5,906)
                                                                                     ---------          --------
Net cash used by operating activities                                                   (4,398)          (20,369)
                                                                                     ---------          --------

Cash flows from investing activities:
   Expenditures for property and equipment                                              (4,064)           (3,616)
   Expenditure for Gardeners Eden acquisition                                           (9,616)             ----
                                                                                     ---------          --------
Net cash used for investing activities                                                 (13,680)           (3,616)
                                                                                     ---------          --------
Cash flows from financing activities:
   Borrowings from revolving credit                                                      1,840             8,860
   Payments for capitalized lease                                                          (47)              (46)
   Proceeds from exercise of stock options and related tax benefits                        667               775
                                                                                     ---------          --------
Net cash provided by financing activities                                                2,460             9,589
                                                                                     ---------          --------
Net decrease in cash and cash equivalents                                              (15,618)          (14,396)

Cash and cash equivalents at beginning of period                                        17,391            16,906
                                                                                     ---------          --------
Cash and cash equivalents at end of period                                           $   1,773          $  2,510
                                                                                     =========          ========

                               BROOKSTONE, INC.

                  Notes to Consolidated Financial Statements


1. The results of the twenty-six week period ended July 31, 1999 are not necessarily indicative of the results for the full fiscal year. The Company's business, like the business of retailers in general, is subject to seasonal influences. Historically, the Company's fourth fiscal quarter, which includes the winter holiday selling season, has produced a disproportionate amount of the Company's net sales and all of its income from operations. The Company expects that its business will continue to be subject to such seasonal influences.

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

3. The exercise of stock options which has been granted under the Company's stock option plans gives rise to compensation which is includable in the taxable income of the optionees and deductible by the Company for tax purposes upon exercise. Such compensation reflects an increase in the fair market value of the Company's common stock subsequent to the date of grant. For financial reporting purposes, the tax effect of this deduction is accounted for as a credit to additional paid-in capital rather than as a reduction of income tax expense. Such exercises resulted in a tax benefit to the Company of approximately $124,000 for the twenty-six week period ended July 31, 1999.

4. Business conducted by the Company can be segmented into two distinct areas determined by the method of distribution channel. The retail segment is comprised of all full-year stores in addition to all temporary stores and kiosks. Retail product distribution is conducted directly through the store location. The direct marketing segment is comprised of the Hard-to-Find Tools, Brookstone Gift Collection and Gardeners Eden catalogs, products promoted via SkyMall and the interactive Internet site www.Brookstone.com.
                                                            ------------------
     Direct marketing product distribution is conducted through the Company's direct marketing call center and distribution facility located in Mexico, Missouri. Both segments of the Company sell similar products, although not all Company products are fully available within both segments.

     All costs directly attributable to the direct marketing segment are charged accordingly while all remaining operating costs are charged to the retail segment. The Company's management does not review assets by segment.

     The tables below disclose segment net sales and pre-tax income (loss) for the thirteen and twenty-six week periods ended July 31, 1999 and August 1, 1998, respectively (in thousands):

Thirteen Weeks:
(in thousands)                         Net Sales                                   Pre-tax Income (Loss)
                            ---------------------------------                -------------------------------
                                 July 31,      August 1,                         July 31,      August 1,
                                   1999          1998                              1999           1998
                            ---------------------------------                -------------------------------
Reportable segment:
   Retail                      $    53,824     $   49,082                      $        570    $      68
   Direct marketing                 10,280          4,674                              (207)        (387)


Reconciling items:
   Interest expense                    ---            ---                              (348)        (464)
                            ---------------------------------                -------------------------------

Consolidated:                  $    64,104    $    53,756                      $         15    $    (783)
                            =================================                ===============================

Twenty-six Weeks:
(in thousands)                         Net Sales                                      Pre-tax Loss
                            ---------------------------------                -------------------------------
                                 July 31,    August 1,                           July 31,      August 1,
                                   1999        1998                                1999           1998
                            ---------------------------------                -------------------------------
Reportable segment:
   Retail                      $    91,126    $    83,143                      $     (6,107)   $  (6,209)
   Direct marketing                 15,078          8,532                              (901)      (1,169)


Reconciling items:
   Interest expense                    ---            ---                              (483)        (694)
                            ---------------------------------                -------------------------------

Consolidated:                  $   106,204    $    91,675                      $     (7,491)   $  (8,072)
                            =================================                ===============================


5. Effective May 3, 1999 the Company acquired certain assets relating to the Gardeners Eden catalog from Williams-Sonoma, Inc. at a purchase price of approximately $9.6 million. The acquisition was accounted for as a purchase. The assets acquired were comprised of inventory valued at approximately $2.4 million and deferred catalog costs valued at approximately $1.3 million. The value of these assets was offset by a liability of approximately $0.7 million for open customer orders under the Gardeners Eden continuity program. The Company allocated the remaining purchase price, approximately $6.6 million, to the valuation of intangible assets consisting of trade name and customer lists.

                               BROOKSTONE, INC.

                    Management's Discussion and Analysis of
               Financial Condition and Results of Operations for
       the Thirteen-Week and Twenty-Six Week Periods Ended July 31, 1999

Results of Operations
---------------------

     For the thirteen-week and twenty-six week periods ended July 31, 1999, net sales increased 19.3% and 15.8% respectively over the comparable periods last year. Comparable store sales for the thirteen-week and twenty-six week periods increased 6.2% and 3.8% respectively. The sales increase reflected the results of opening 15 new stores in Fiscal 1998 subsequent to the second quarter of Fiscal 1998 and six new stores during Fiscal 1999, offset by the closing of one store subsequent to the second quarter of Fiscal 1998. The total number of Brookstone stores open at the end of the twenty-six week period ended July 31, 1999 was 202 versus 182 at the end of the comparable period in Fiscal 1998. Direct marketing sales increased 76.7% over the comparable twenty-six week period last year. This increase was driven by sales from the recently acquired Gardeners Eden catalog and increased Hard-to-Find Tools and Brookstone Gift Collection catalog circulation.

     Gross profit as a percentage of net sales was 35.9% and 31.4% for the thirteen and twenty-six week periods ended July 31, 1999 versus 32.2% and 28.6% for the comparable periods last year. The increase in the percentage was primarily attributable to a decrease in net material costs resulting from lower sourcing costs, combined with a decrease in occupancy percentage resulting from the strong comparable store sales performance and the increase in direct marketing sales.

     Selling, general and administrative expenses as a percentage of net sales were 35.4% and 38.0% for the thirteen and twenty-six week periods ended July 31, 1999 versus 32.8% and 36.6% for the comparable periods last year. This increase in percentage was primarily the result of costs associated with the acquisition and integration of the Gardeners Eden catalog, the increased Hard-to-Find
Tools and Brookstone Gift Collection catalog circulation and costs associated with new information processing systems.

     Net interest expense for the thirteen-week and twenty-six week periods ended July 31, 1999 was $348,000 and $483,000, compared to $464,000 and $694,000 during the comparable periods last year. The decrease for the thirteen and twenty-six week periods was related to decreased borrowings under the revolving credit agreement during comparable periods for Fiscal 1999 compared with Fiscal 1998.

     As a result of the foregoing, the Company reported net income of $9,000 or $0.00 per basic/diluted share for the thirteen-week period ended July 31, 1999, as compared to a net loss of $475,000 or $0.06 per basic/diluted share for the comparable period last year. For the twenty-six week period ended July 31, 1999 the Company reported a net loss of $4,614,000 or $0.57 per basic/diluted share, compared to a net loss of $4,892,000 or $0.62 per basic/diluted share for the comparable period last year.


Financial Condition
-------------------

     For the twenty-six week period ended July 31, 1999, net cash used by operating activities totaled $4.4 million, reflecting primarily the net loss and the payment of income taxes, offset by an increase in the accounts payable balance due to the timing of expense and merchandise payments. Cash used for investment activities during the twenty-six week period of Fiscal 1999, representing the purchase of property and equipment and the acquisition of the Gardeners Eden catalog, amounted to $13.7 million. Cash from financing activities during the twenty-six week period of Fiscal 1999 amounted to $2.5 million, acquired primarily through borrowings under the Company's revolving credit agreement and the exercise of stock options and related tax benefits.

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

     Merchandise inventories were $39.6 million at July 31, 1999 compared to $37.4 million at January 30, 1999. The increase in inventory was primarily due to the acquisition of the Gardeners Eden catalog. The accounts payable balance was $15.8 million at July 31, 1999 compared to $10.7 million at January 30, 1999. This increase was primarily due to the timing of expense and merchandise payments.

     For the twenty-six week period ended July 31, 1999, the Company's capital expenditures were principally related to the remodeling of three retail stores and the opening of six new stores. The Company anticipates opening approximately 14 to 18 new stores, including as many as six airport locations, and remodeling approximately 10 stores during Fiscal 1999.

     The Company maintains a revolving credit agreement to finance inventory purchases, which historically peak in the third quarter in anticipation of the winter holiday selling season. At July 31, 1999, the Company had $1.8 million in outstanding borrowings under its revolving credit agreement as compared to an outstanding balance of $8.9 million at August 1, 1998.

     The Company believes that available borrowings, cash on hand and anticipated cash generated from operations will be sufficient to finance planned retail store openings / remodelings and other capital requirements throughout Fiscal 1999.

Outlook: Important Factors and Uncertainties
--------------------------------------------

     Statements in this quarterly report which are not historical facts, including statements about the Company's confidence or expectations, plans for opening new stores, capital needs and liquidity and other statements about the Company's operational outlook, are forward-looking statements subject to risks and uncertainties that could cause actual results to differ materially from those set forth in such forward-looking statements. Such risks and uncertainties include, without limitation, risks of changing market conditions in the overall economy and the retail industry, consumer demand, the availability of appropriate real estate locations and the ability to negotiate favorable lease terms in respect thereof, customer response to the Company's direct marketing initiatives, availability of products, availability of adequate transportation of such products, unforeseen difficulties arising from the Company's or its vendors' systems as a result of the Year 2000 problem, and other factors detailed from time to time in the Company's annual and other reports filed with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date thereof. The Company undertakes no obligations to publicly release any revisions to these forward-looking statements or reflect events or circumstances after the date hereof.

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

     During the second quarter of Fiscal 1999, the Company completed the implementation and testing of a year 2000 compliant point-of-purchase system. The Company is currently in the process of upgrading its employee timekeeping system, which it expects to complete in the fall of 1999. With the exception of the timekeeping software, each of the software products involved in the Company's significant operations has been represented to be year 2000 compliant, or has been upgraded to versions that have been represented to be year 2000 compliant, by their respective vendors. In addition, the Company has received representations from its primary bank and its credit card processors that the software programs they operate to facilitate services provided to the Company are, or are in the process of becoming, year 2000 compliant.

     Because the Y2K problem is often not immediately apparent, the Company believes that the evaluation of its systems and the assessment of their readiness must be a continuous process. During Fiscal 1999, the Company has continued to test and evaluate its systems for year 2000 compliance and will continue to perform this testing and evaluating process through the remainder of the fiscal year.

     As part of that testing program, the Company leased an additional IBM AS/400 computer system and transferred to it copies of the Company's key software applications and their associated data. Starting in June 1999, the Company used this system to test its key operational systems (including point of sale, inventory planning and tracking, product distribution, financial reporting, and payroll and other human resources systems) on several "high-risk" dates identified by the Company, including September 9, 1999 ("9/9/99"), December 31, 1999, January 1, 2000, January 31,
2000 (the end of the Company's 1999 fiscal year) and February 29, 2000.
The Company conducted similar tests using the Hewlett-Packard computer systems that are used to operate the Company's direct marketing operations. The testing disclosed only minor problems, all of which have been addressed. Finally, the actual September 9, 1999 date has now passed without any incidents relating to the Company's computer systems date.

     The Company expects that the combined incremental cost of testing and hardware and software upgrades relating to the Year 2000 problem will not exceed $1,000,000.

     There can be no assurance that the Company's operating results would not be adversely affected if any of its largest vendors were unable to fill the Company's orders. The Company has received written statements from each of its largest vendors which represent that each such vendor has addressed, or is in the process of addressing, the year 2000 issue such that manufacturing and shipping activities will not be disrupted by the Y2K problem. The Company's merchandising team is also considering other sources for similar products in the event that such vendors are unable to meet the Company's needs. Because the products sold by the Company are oftentimes unique in the marketplace, however, there can be no assurance that adequate substitute products will be available. See "Outlook: Important Factors and Uncertainties -- Dependence on Innovative Merchandising" on pages 21 - 23 of the Company's 1998 Annual Report on Form 10-
K. The Company does not currently use advance shipping notification ("ASN") technology with its vendors. The Company is currently implementing an electronic purchase order confirmation system that uses standard email systems to exchange orders and confirmations with its vendors.

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

               None


Item 3:        DEFAULT UPON SENIOR SECURITIES
               ------------------------------

               None


Item 4:        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
               ---------------------------------------------------

               A) The 1999 Annual Meeting of Stockholders of the Company was held on June 15, 1999.

               B) The following persons were elected Directors at the 1999 Annual Meeting for a one-year term expiring at the 2000 Annual Meeting of Stockholders.

                                                  For             Withheld
                                               ---------          --------
                    Michael F. Anthony         7,777,647           57,193
                    Mone Anathan III           7,114,295          720,545
                    Adam Kirsh                 7,302,365          532,475
                    Michael L. Glazer          7,811,561           23,279
                    Robert F. White            7,811,461           23,379

               C) Approval and adoption of the Company's 1999 Equity Incentive Plan.

                             For         Against       Abstain       No Vote
                          ---------     ---------     ---------    -----------
                          4,639,766      807,107        17,455      2,370,512


               D) The appointment of PricewaterhouseCoopers LLP as the independent accountants to examine the financial statements of the Company and its subsidiaries for the fiscal year ending January 29, 2000 was ratified.

                              For        Against       Abstain
                           ---------    ---------     ---------
                           7,825,715      5,097         4,028

Item 5:        OTHER INFORMATION
               -----------------

               None

Item 6:        EXHIBITS AND REPORTS ON FORM 8-K
               --------------------------------

          A)   Exhibits

               11 - Computation of Basic and Diluted Earnings (Loss) Per Common Share


         B)    Reports on Form 8-K

               On May 14, 1999, a report on Form 8-K was filed by the Company, reporting the issuance of a press release dated May 12, 1999 relative to the agreement of the Company to acquire certain assets of the Gardeners Eden division of Williams-Sonoma, Inc.

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




                                     Brookstone, Inc.
                                     ----------------
                                       (Registrant)




                                      /s/  Philip W. Roizin
                                     -------------------------------------
       September 14, 1999                      (Signature)

                                     Philip W. Roizin
                                     Executive Vice President Finance and
                                     Administration, Treasurer and Secretary
                                     (Principal Financial Officer
                                     and duly authorized to sign on behalf of registrant)