Form 10-Q
period 1999-10-30
BROOKSTONE INC
filed 1999-12-14
CIK 830134

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-Q


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended October 30, 1999
                                               ----------------
                                       OR
[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _______________ to ________________

               Commission file number      0-21406
                                      --------------------------

                                  Brookstone, Inc.
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

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 8,183,213 shares of common
                                                 ---------
stock as of December 5, 1999.
            ----------------

                               BROOKSTONE, INC.

                              Index to Form 10-Q

Part I:  Financial Information                                                  Page No.
         ---------------------                                                  --------
Item 1:
         Consolidated Balance Sheet
         as of October 30, 1999, January 30, 1999 and October 31, 1998             3

         Consolidated Statement of Operations for the thirteen and thirty-nine
          weeks ended October 30, 1999 and October 31, 1998                        4

         Consolidated Statement of Cash Flows for the thirty-nine
         weeks ended October 30, 1999 and October 31, 1998                         5

         Notes to Consolidated Financial Statements                              6 - 8

Item 2:
         Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                     9 - 11

Part II: Other Information
         -----------------

Item 1:
         Legal Proceedings                                                          12

Item 2:
         Change in Securities                                                       12

Item 3:
         Defaults by the Company upon its Senior Securities                         12

Item 4:
         Submission of Matters to a Vote of Security Holders                        12

Item 5:
         Other Information                                                          12

Item 6:
         Exhibits and Reports on Form 8-K                                           12

Signatures                                                                          13

                               BROOKSTONE, INC.
                          CONSOLIDATED BALANCE SHEET
                       (In thousands, except share data)

                                                       (Unaudited)                                 (Unaudited)
                                                     October 30, 1999      January 30, 1999      October 31, 1998
                                                     ----------------      ----------------      ----------------
Assets
------

Current assets:
  Cash and cash equivalents                               $  1,242              $ 17,391              $  4,028
  Receivables, net                                           5,915                 6,256                 4,795
  Merchandise inventories                                   64,150                37,444                62,143
  Deferred income taxes                                      8,301                 1,781                 9,503
  Other current assets                                       6,082                 4,623                 5,256
                                                          --------              --------              --------
     Total current assets                                   85,690                67,495                85,725

Deferred income taxes                                        2,956                 3,643                 2,916
Property and equipment, net                                 43,276                42,124                39,345
Intangible assets                                            6,377                    --                    --
Other assets                                                 3,291                 1,299                 2,446
                                                          --------              --------              --------
                                                          $141,590              $114,561              $130,432
                                                          ========              ========              ========

Liabilities and Shareholders' Equity
------------------------------------

Current liabilities:
  Short-term borrowings                                   $ 25,000              $     --              $ 30,000
  Accounts payable                                          28,245                10,727                24,491
  Other current liabilities                                 11,185                18,950                 9,968
                                                          --------              --------              --------
     Total current liabilities                              64,430                29,677                64,459

Other long-term liabilities                                 10,492                 9,962                10,017
Long-term obligation under capital lease                     2,540                 2,612                 2,628

Commitments and contingencies

Shareholders' equity:
Preferred stock, $0.001 par value:
  Authorized - 2,000,000 shares; issued and
  outstanding - 0 shares at October 30, 1999,
  January 30, 1999 and October 31, 1998
Common stock, $0.001 par value:
  Authorized - 50,000,000 shares; issued and
  outstanding - 8,171,213 at October 30, 1999,
  8,064,586 shares at January 30, 1999 and
  8,019,711 shares at October 31, 1998                           8                     8                     8
Additional paid-in capital                                  49,251                48,330                48,042
Retained earnings                                           14,916                24,019                 5,325
Treasury stock, at cost - 3,616 shares at
  October 30, 1999, January 30, 1999 and
  October 31, 1998                                             (47)                  (47)                  (47)
                                                          --------              --------              --------
     Total shareholders' equity                             64,128                72,310                53,328
                                                          --------              --------              --------

                                                          $141,590              $114,561              $130,432
                                                          ========              ========              ========

Note: The accompanying notes are an integral part of these financial statements.

                               BROOKSTONE, INC.

                     CONSOLIDATED STATEMENT OF OPERATIONS
                     (In thousands, except per share data)
                                  (Unaudited)

                                                              Thirteen Weeks Ended                 Thirty-nine Weeks Ended
                                                       -----------------------------------   -----------------------------------
                                                       October 30, 1999   October 31, 1998   October 30, 1999   October 31, 1998
                                                       ----------------   ----------------   ----------------   ----------------
Net sales
                                                            $ 53,234           $ 43,459          $ 159,439          $ 135,134

Cost of sales                                                 37,270             32,076            110,148             97,561
                                                            --------           --------          ---------          ---------

Gross profit                                                  15,964             11,383             49,291             37,573

Selling, general and administrative expenses                  22,723             18,163             63,058             51,731
                                                            --------           --------          ---------          ---------

Loss from operations                                          (6,759)            (6,780)           (13,767)           (14,158)

Interest expense, net                                            528                587              1,011              1,281
                                                            --------           --------          ---------          ---------

Loss before taxes                                             (7,287)            (7,367)           (14,778)           (15,439)

Income tax benefit                                            (2,798)            (2,903)            (5,675)            (6,083)
                                                            --------           --------          ---------          ---------

Net loss                                                    $ (4,489)          $ (4,464)         $  (9,103)         $  (9,356)
                                                            ========           ========          =========          =========

Loss per share - basic/diluted                              $  (0.55)          $  (0.56)         $   (1.12)         $   (1.17)
                                                            ========           ========          =========          =========
Weighted average shares outstanding - basic/diluted            8,164              8,012              8,131              7,967


Note: The accompanying notes are an integral part of these financial statements.

                               BROOKSTONE, INC.

                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                (In thousands)
                                  (Unaudited)


                                                                                        Thirty-nine Weeks Ended
                                                                                   ---------------------------------
                                                                                    October 30,          October 31,
                                                                                       1999                 1998
                                                                                   -----------           -----------
Cash flows from operating activities:
Net loss                                                                            $  (9,103)            $ (9,356)

Adjustments to reconcile net loss to net cash used by operating activities:

 Depreciation and amortization                                                          6,672                5,605
 Amortization of debt issuance costs                                                      115                  108
 Deferred income taxes                                                                 (5,833)              (6,698)
 Increase in other assets                                                                (828)              (1,489)
 Increase in other long-term liabilities                                                  530                  205

Changes in working capital:
 Accounts receivable, net                                                                 341                  737
 Merchandise inventories                                                              (24,305)             (24,858)
 Other current assets                                                                  (1,459)              (4,301)
 Accounts payable                                                                      17,518               10,051
 Other current liabilities                                                             (8,501)              (6,634)
                                                                                    ---------             --------

Net cash used by operating activities                                                 (24,853)             (36,630)
                                                                                    ---------             --------

Cash flows from investing activities:
 Expenditures for property and equipment                                               (7,535)              (7,096)
 Expenditure for Gardeners Eden acquisition                                            (9,616)                ----
                                                                                    ---------             --------
Net cash used for investing activities                                                (17,151)              (7,096)
                                                                                    ---------             --------

Cash flows from financing activities:
 Borrowings from revolving credit                                                      25,000               30,000
 Payments for capitalized lease                                                           (66)                 (70)
 Proceeds from exercise of stock options and related tax benefits                         921                  918
                                                                                    ---------             --------

Net cash provided by financing activities                                              25,855               30,848

                                                                                    ---------             --------
Net decrease in cash and cash equivalents                                             (16,149)             (12,878)

Cash and cash equivalents at beginning of period                                       17,391               16,906
                                                                                    ---------             --------
Cash and cash equivalents at end of period                                          $   1,242             $  4,028
                                                                                    =========             ========

Note: The accompanying notes are an integral part of these financial statements.

                                BROOKSTONE, INC.

                   Notes to Consolidated Financial Statements


1. The results of the thirty-nine week period ended October 30, 1999 are not necessarily indicative of the results for the full fiscal year. The Company's business, like the business of retailers in general, is subject to seasonal influences. Historically, the Company's fourth fiscal quarter, which includes the winter holiday selling season, has produced a disproportionate amount of the Company's net sales and substantially all of its income from operations. The Company expects that its business will continue to be subject to such seasonal influences.

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

3. The exercise of stock options which have been granted under the Company's stock option plans gives rise to compensation which is includable in the taxable income of the optionees and deductible by the Company for tax purposes upon exercise. Such compensation reflects an increase in the fair market value of the Company's common stock subsequent to the date of grant. For financial reporting purposes, the tax effect of this deduction is accounted for as a credit to additional paid-in capital rather than as a reduction of income tax expense. Such exercises resulted in a tax benefit to the Company of approximately $314,000 for the thirty-nine week period ended October 30, 1999.

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

     The tables below disclose segment net sales and pre-tax loss for the thirteen and thirty-nine week periods ended October 30, 1999 and October 31, 1998, respectively (in thousands):

Thirteen Weeks:
(in thousands)                          Net Sales                                       Pre-tax Loss
                           ---------------------------------                -----------------------------------
                               October 30,     October 31,                      October 30,       October 31,
                                  1999            1998                             1999                1998
                           ---------------------------------                -----------------------------------
Reportable segment:
  Retail                     $      43,235    $      38,654                    $   (6,120)      $   (6,358)
  Direct marketing                   9,999            4,805                          (639)            (422)

Reconciling items:
  Interest expense                     ---              ---                          (528)            (587)
                           ---------------------------------                -----------------------------------
Consolidated:                $      53,234    $      43,459                    $   (7,287)      $   (7,367)
                           =================================                ===================================

 Thirty-nine Weeks:
(in thousands)                        Net Sales                                         Pre-tax Loss
                           ---------------------------------                ----------------------------------
                              October 30,      October 31,                     October 30,       October 31,
                                 1999             1998                           1999                1998
                           ---------------------------------                ----------------------------------
Reportable segment:
  Retail                     $     134,362    $   121,797                    $    (12,227)    $   (12,567)
  Direct marketing                  25,077         13,337                          (1,540)         (1,591)

Reconciling items:
  Interest expense                     ---            ---                          (1,011)         (1,281)
                           ---------------------------------                ----------------------------------
Consolidated:                $     159,439    $   135,134                    $    (14,778)    $   (15,439)
                           =================================                ==================================


5. Effective May 3, 1999, the Company acquired certain assets relating to the Gardeners Eden catalog from Williams-Sonoma, Inc. at a purchase price of approximately $9.6 million. The acquisition was accounted for as a purchase. The assets acquired were comprised of inventory valued at approximately $2.4 million and deferred catalog costs valued at approximately $1.3 million. The value of these assets was offset by a liability of approximately $0.7 million for open customer orders under the Gardeners Eden continuity program. The Company allocated the remaining purchase price, approximately $6.6 million, to the valuation of intangible assets consisting of trade name and customer lists. The Company recorded amortization expense of $289,000 for the thirty-nine week period ended October 30, 1999 relating to the intangible assets.

6. Basic and diluted earnings per share (EPS) were calculated for the thirteen and thirty-nine week periods ended October 30, 1999 and October 31, 1998 as follows:



                     (In thousands, except per share data)
                                  (Unaudited)

                                                 Thirteen Weeks Ended                       Thirty-nine Weeks Ended
                                        -----------------------------------------   --------------------------------------
                                           October 30, 1999    October 31, 1998       October 30, 1999   October 31, 1998
                                        -------------------   -------------------   ------------------   ------------------
Net loss                                  $      (4,489)       $    (4,464)           $     (9,103)     $      (9,356)
                                          ===============      ===============        ==============    ===============
Weighted average number of common
 shares outstanding                               8,164              8,012                   8,131              7,967

Effect of dilutive securities:
   Stock options                                    ---                ---                     ---                ---
Weighted average number of common         ---------------      ---------------        --------------    ---------------
 shares as adjusted                               8,164              8,012                   8,131              7,967
                                          ===============      ===============        ==============    ===============

Net loss per share - basic/diluted        $      ( 0.55)       $     (0.56)           $      (1.12)     $       (1.17)
                                          ===============      ===============        ==============    ===============

  For the thirteen and thirty-nine week periods ended October 30, 1999, antidilutive shares of 266,108 and 261,661, respectively, were excluded from the computation of diluted earnings per share. For the thirteen and thirty-nine week periods ended October 31, 1998, antidilutive shares of 238,386 and 305,129, respectively, were excluded from the computation of diluted earnings per share.

                               BROOKSTONE, INC.

                    Management's Discussion and Analysis of
               Financial Condition and Results of Operations for the Thirteen-Week and Thirty-nine Week Periods Ended October 30, 1999

Results of Operations
---------------------

     For the thirteen-week and thirty-nine week periods ended October 30, 1999, net sales increased 22.5% and 18.0% respectively over the comparable periods last year. Comparable store sales for the thirteen-week and thirty-nine week periods increased 6.0% and 4.5% respectively. The sales increase reflected the results of opening 10 new stores during the fourth quarter of Fiscal 1998 and 12 new stores during Fiscal 1999, offset by the closing of one store during the fourth quarter of Fiscal 1998. The total number of Brookstone stores open at the end of the thirty-nine week period ended October 30, 1999 was 208 versus 187 at the end of the comparable period in Fiscal 1998. Direct marketing sales increased 88.0% over the comparable thirty-nine week period last year. This increase was driven by sales from the recently acquired Gardeners Eden catalog and increased Hard-to-Find Tools and Brookstone Gift Collection catalog circulation.

     Gross profit as a percentage of net sales was 30.0% and 30.9% for the thirteen and thirty-nine week periods ended October 30, 1999 versus 26.2% and 27.8% for the comparable periods last year. The increase in the percentage was primarily attributable to a decrease in net material costs resulting from lower sourcing costs, combined with a decrease in occupancy percentage resulting from the strong comparable store sales performance and the increase in direct marketing sales.

     Selling, general and administrative expenses as a percentage of net sales were 42.7% and 39.5% for the thirteen and thirty-nine week periods ended October 30, 1999 versus 41.8% and 38.3% for the comparable periods last year. This increase in percentage was primarily the result of costs associated with the acquisition and integration of the Gardeners Eden catalog, the increased Hard-to-Find Tools and Brookstone Gift Collection catalog circulation and costs associated with new information processing systems.

     Net interest expense for the thirteen-week and thirty-nine week periods ended October 30, 1999 was $528,000 and $1,011,000, compared to $587,000 and
$1,281,000 during the comparable periods last year. The decrease for the thirteen and thirty-nine week periods was related to decreased borrowings under the revolving credit agreement during comparable periods for Fiscal 1999 compared with Fiscal 1998.

     As a result of the foregoing, the Company reported a net loss of $4,489,000 or $0.55 per basic/diluted share for the thirteen-week period ended October 30, 1999, as compared to a net loss of $4,464,000 or $0.56 per basic/diluted share for the comparable period last year. For the thirty-nine week period ended October 30, 1999, the Company reported a net loss of $9,103,000 or $1.12 per basic/diluted share, compared to a net loss of $9,356,000 or $1.17 per basic/diluted share for the comparable period last year.


Financial Condition
-------------------

     For the thirty-nine week period ended October 30, 1999, net cash used by operating activities totaled $24.9 million, reflecting primarily the net loss, purchase of inventory and the payment of income taxes, offset by an increase in the accounts payable balance due to the timing of expense and merchandise payments. Cash used for investment activities during the thirty-nine week period of Fiscal 1999, representing the purchase of property and equipment and the acquisition of the Gardeners Eden catalog, amounted to $17.2 million. Cash from financing activities during the thirty-nine week period of Fiscal 1999 amounted to $25.9 million, acquired primarily through borrowings under the Company's revolving credit agreement and the exercise of stock options and related tax benefits.

     For the thirty-nine week period ended October 31, 1998, net cash used by operating activities totaled $36.6 million, primarily as a result of the net loss, purchase of inventory and payment of income taxes. Cash used for investment activities during the thirty-nine week period of Fiscal 1998, representing the purchase of property and equipment, amounted to $7.1 million. Cash from financing activities during the thirty-nine week period of Fiscal 1998 amounted to $30.8 million, acquired primarily through borrowings under the Company's revolving credit agreement and the exercise of stock options and related tax benefits.

     Merchandise inventories were $64.2 million at October 30, 1999 compared to $37.4 million at January 30, 1999. The increase in inventory was primarily to support the heightened holiday selling season needs, the acquisition of the Gardeners Eden catalog and the new stores opened. The accounts payable balance was $28.2 million at October 30, 1999 compared to $10.7 million at January 30, 1999. This increase was primarily due to the timing of expense and merchandise payments.

     For the thirty-nine week period ended October 30, 1999, the Company's capital expenditures were principally related to the remodeling of six retail stores and the opening of 12 new stores. The Company anticipates opening a total of approximately 15 new stores, including as many as two airport locations, and remodeling approximately 10 stores during Fiscal 1999.

     The Company maintains a revolving credit agreement to finance inventory purchases which historically peak in the third quarter in anticipation of the winter holiday selling season. At October 30, 1999, the Company had $25.0 million in outstanding borrowings under its revolving credit agreement as compared to an outstanding balance of $30.0 million at October 31, 1998.

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

     As part of that testing program, the Company leased an additional IBM AS/400 computer system and transferred to it copies of the Company's key software applications and their associated data. Starting in June 1999, the Company used this system to test its key operational systems (including point of sale, inventory planning and tracking, product distribution, financial reporting, and payroll and other human resources systems) on several "high-risk" dates identified by the Company, including September 9, 1999 ("9/9/99"), December 31, 1999, January 1, 2000, January 29, 2000 (the end of the Company's 1999 fiscal year) and February 29, 2000. The Company conducted similar tests using the Hewlett-Packard computer systems that are used to operate the Company's direct marketing operations. The testing disclosed only minor problems, all of which have been addressed. Finally, the actual September 9, 1999 date has now passed without any incidents relating to the Company's computer systems.

     The Company expects that the combined incremental cost of testing and hardware and software upgrades relating to the Year 2000 problem will not exceed $1,000,000.

     There can be no assurance that the Company's operating results would not be adversely affected if any of its largest vendors were unable to fill the Company's orders. The Company has received written statements from each of its largest vendors which represent that each such vendor has addressed, or is in the process of addressing, the year 2000 issue such that manufacturing and shipping activities will not be disrupted by the Y2K problem. The Company's merchandising team is also considering other sources for similar products in the event that such vendors are unable to meet the Company's needs. Because the products sold by the Company are oftentimes unique in the marketplace, however, there can be no assurance that adequate substitute products will be available. See "Outlook: Important Factors and Uncertainties -- Dependence on Innovative Merchandising" on pages 21 - 23 of the Company's 1998 Annual Report on Form 10-K. The Company does not currently use advance shipping notification ("ASN") technology with its vendors. The Company is currently implementing an electronic purchase order confirmation system that uses standard email systems to exchange orders and confirmations with its vendors.

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


Outlook:  Important Factors and Uncertainties
---------------------------------------------

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

           None

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



                                 Brookstone, Inc.
                                 ----------------
                                    (Registrant)



                                  /s/  Philip W. Roizin
                                 -----------------------------------------------
          December 14, 1999                        (Signature)

                                 Philip W. Roizin
                                 Executive Vice President Finance and
                                 Administration, Treasurer and Secretary
                                 (Principal Financial Officer
                                 and duly authorized to sign on behalf of registrant)