Form 10-K405
period 2000-01-29
BROOKSTONE INC
filed 2000-04-28
CIK 830134

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K
           (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended January 29, 2000

         ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
            For the transition period from __________ to__________.

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

                  ------------------------------------------

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

  The aggregate market value of the voting stock held by non-affiliates of the registrant on April 11, 2000 was $148,315,060.
                                  ------------

  The number of shares outstanding of the registrant's Common Stock, $.001 par value, as of April 11, 2000 was 8,297,346 shares.
                                ---------
                      Documents Incorporated By Reference

Portions of the registrant's Proxy Statement for its 2000 Annual Meeting of Stockholders are incorporated by reference in Part III hereof.

                     Table of Exhibits appears on Page 54.

                                BROOKSTONE, INC.
                                ----------------

                          1999 FORM 10-K ANNUAL REPORT
                               Table of Contents

                                                                                                    Page No.
                                                                                                    -------
Item 1....Business                                                                                     3
Item 2....Properties                                                                                  11
Item 3....Legal Proceedings                                                                           11
Item 4....Submission of Matters to a Vote of Securities Holders                                       11
Item 4A...Executive Officers of the Registrant                                                        12
Item 5....Market for Registrant's Common Equity and Related Stockholders Matters                      14
Item 6....Selected Financial Data                                                                     15
Item 7....Management's Discussion and Analysis of Financial Condition and Results of Operations       16
Item 8....Financial Statements and Supplementary Data                                                 25
Item 9....Changes in and Disagreements with Accountants on Accounting and Financial Disclosure        25
Item 10....Directors and Executive Officers of the Registrant                                         26
Item 11....Executive Compensation                                                                     26
Item 12....Security Ownership of Certain Beneficial Owners and Management                             26
Item 13....Certain Relationships and Related Transactions                                             26
Item 14....Exhibits, Financial Statement Schedules and Reports on Form 8-K                            27

Exhibits Filed Herewith:
-----------------------------
Exhibit 10.25  Amended and Restated Revolving Credit Agreement                                        60
Exhibit 10.26  Employment Agreement with Kenneth J. Mesnik                                           163
Exhibit 21     Subsidiary of Registrant                                                              167
Exhibit 27     Financial Data Schedule

ITEM 1.  BUSINESS

     Brookstone, Inc. is a nationwide specialty retailer offering an assortment of consumer products functional in purpose, distinctive in quality and design and not widely available from other retailers. Brookstone's merchandise includes lawn and garden, health and fitness, home and office and travel and auto products. The Company offers approximately 2,500 active stock-keeping units ("SKUs") at any given time. Brookstone sells its products through 211 full-year stores (including 11 airport based stores and 3 outlet stores) in 38 states, the District of Columbia and Puerto Rico. In addition to these full-year stores, Brookstone operates temporary stores and kiosks during the winter holiday season; there were a total of 71 such stores operating during the 1999 holiday season. Brookstone also operates a direct marketing business, which includes its traditional Hard-to-Find Tools, its Brookstone Gift Collection and its Gardeners Eden catalogs in addition to an interactive Internet site, www.Brookstone.com. For a further description of the Company's business segments, see Note 6 of the Notes to Consolidated Financial Statements on page 40.

     The Company was incorporated in Delaware in 1986. The Company is a holding company, the principle asset of which is the capital stock of Brookstone Company, Inc., a New Hampshire corporation that, along with its direct and indirect subsidiaries, operates Brookstone's business. As used in this report, unless the context otherwise requires, the terms "Company" and "Brookstone" refer collectively to Brookstone, Inc. and its operating subsidiaries. The Company's executive offices are located at 17 Riverside Street, Nashua, New Hampshire 03062 and its telephone number is (603) 880-9500.

Retail Store Business
---------------------

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

     The following lists the Company's four current product worlds and 23 current product categories:

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

The Company believes that the high quality construction, innovation and design of its products are apparent to its customers. For example, Brookstone offers a five-piece garden tool set, which is ergonomically designed, and made of high strength, rustproof aluminum. This design and construction are intended to convey the message that this tool set will tend to outlast and be easier to work with than competing garden tools in a similar price range. Information on the features and benefits of products is further conveyed through display cards and attentive customer service.

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

     The Company's success depends to a large degree upon its ability to introduce new or updated products in a timely manner. The Company's current policy is to replace or update approximately 30% of the items in its merchandise assortment every year, thereby maintaining customer interest through the freshness of its product selections and further establishing Brookstone as a leader in identifying high quality, functional products which are not widely available from other retailers. While the average sales life of Brookstone products is between two and four years, the sales life of certain products may be significantly shorter.

     The Brookstone Store. Brookstone believes its retail stores are distinctive in appearance and in the shopping experience they provide. The Company emphasizes the visual aspects of its merchandise presentation and the creation of a sense of "theater" in its stores. Recognizing the functional nature of many of its products, Brookstone strives to present its merchandise in a manner that will spark the interest of shoppers and encourage them to pick up sample products. At least one sample of each product is displayed with an information card highlighting the features and benefits of the product in an easy-to-read format. Special signs and displays give prominence to selected products which the Company believes will have particular appeal to shoppers.

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

     Marketing. The Company's principal marketing vehicle is the Brookstone store. Brookstone's eye-catching open storefront design and attractive window displays are designed to attract shoppers into its stores by highlighting products that are anticipated to be of particular interest to customers and are appropriate to the season. In addition, the Company creates in-store displays of many of its key products in attractively gift-wrapped packages to provide added convenience to its customers, particularly during its two busiest selling periods, Christmas and Father's Day. Both the Company's Brookstone Gift Collection catalog and its Internet operations identify its retail store locations, and the stores advertise the Internet program and supply customers with catalogs. The Company's merchandising strategy does not depend on price discounting.

PRODUCT SOURCING

     Brookstone continually seeks to develop, identify and introduce new products, which meet its quality and profitability standards. Brookstone employs nine specialized merchandise buyers who actively participate in the design process for many new products. These buyers also travel worldwide visiting trade shows, manufacturers and inventors in search of new products for Brookstone's stores, Internet site and catalogs. The Company has product development sourcing agents in Hong Kong, Paris, Taipei and Tokyo. These agents provide the Company with important venues for developing relationships with manufacturers and allow the Company to monitor and maintain quality standards throughout the development and manufacturing process. During Fiscal 1999 the Company established "Brookstone Labs," an internal product design and development team which, in cooperation with the merchandise buyers, provides design and engineering support for innovative Brookstone-branded products.

     Those products not developed in-house meeting the Company's initial merchandise selection criteria are tested and reviewed by the Company's quality control department. Company associates home-test many products as part of this quality control review. Once a product has been approved, Brookstone begins negotiations with the product's vendor to secure a source of supply. When determining which products to introduce, the Company takes into account the probable cost of the product relative to what the Company believes the product's appropriate selling price will be, as well as whether the vendor expects to distribute the product through mass merchant channels, thereby diluting the sense of uniqueness which Brookstone seeks to convey to its customers. While the time between the approval of a new product and its introduction in the stores varies widely, the typical period is between two and four months. For products designed by the Company, the period from conception of the idea to introduction in the stores can be significantly longer.

STORE OPERATION AND TRAINING

     Three regional managers, 12 district managers and four to six assistant district managers supervise the Company's stores. Staffing of a typical store includes a store manager who supervises an assistant store manager, a second assistant store manger, and approximately 10 to 15 full- and part-time sales associates, depending upon the time of year. Store associates are trained to inform and assist customers in the features, benefits and operation of Brookstone merchandise. Store associates receive weekly product updates from the Company's headquarters, which highlight both new and other selected products. Brookstone has developed incentive compensation programs for regional, district, assistant district, store and assistant store managers which reward individual and store performance based on profitability.

     The Company uses "Closing Strong," a selling skills program designed to train all associates in the art of identifying and qualifying customers, and in closing the sale. The program focuses on generating incremental sales through increasing demo sales, units per transaction and big-ticket sales.

EXPANSION STRATEGY

     Brookstone currently operates 211 stores in 38 states, the District of Columbia and Puerto Rico. Brookstone's stores are primarily located in high traffic regional malls, as well as in central retail districts and multi-use specialty projects, such as Copley Square in Boston, The Forum Shops in Las Vegas and Rockefeller Center and West 57th Street in New York City. Brookstone's stores also include airport stores in terminals throughout the country.

     Brookstone locates its stores in areas which are destinations for large numbers of shoppers and which reinforce the Company's quality image. To assess potential new mall locations, Brookstone applies a stringent set of financial as well as other criteria to determine the overall acceptability of a mall and the optimal locations within it. Non-mall locations are selected based on the level and nature of retail activity in the area. Brookstone believes that its distinctive store and innovative merchandise provide a unique shopping experience, which makes it a desirable tenant to regional mall developers and other prospective landlords. The Company's new stores average approximately 3,500 square feet, approximately 2,800 of which is selling space. Airport stores range from 600 to 2,000 square feet in size and typically carry a limited assortment of the Company's products.

     Brookstone's store expansion strategy is to open stores in existing markets where it can build on its name recognition and achieve certain operating economies of scale, and in new markets where management believes it can successfully transport Brookstone's unique positioning and strategy. Brookstone opened 15 stores in Fiscal 1999, including one airport store; 24 stores in Fiscal 1998, seven of which were airport stores; 19 stores in Fiscal 1997, three of which were airport stores; 16 stores in Fiscal 1996; and 14 stores in Fiscal 1995. The Company plans to open approximately 18 to 20 new stores, up to five of which will be in airport locations, in Fiscal 2000. Brookstone continually monitors individual store profitability and will consider closing any stores that do not meet its performance criteria. Brookstone closed no stores in Fiscal 1999, five stores in Fiscal 1998, and one store in each of Fiscal 1997, Fiscal 1996 and Fiscal 1995. The Company anticipates closing up to two stores during Fiscal 2000.

     Brookstone operated 71 seasonal stores (44 kiosk and 27 temporary in-line) during the 1999 winter holiday selling season. During the 1998 winter holiday selling season, Brookstone operated 95 seasonal stores (52 kiosk and 43 temporary in-line) and 50 temporary in-line seasonal stores during the 1998 summer season; 138 seasonal stores (75 kiosk and 63 temporary in-line) during the 1997 winter holiday selling season and 13 temporary in-line seasonal stores during the 1997 summer season; 121 seasonal stores (62 kiosk and 59 temporary in-line) during the 1996 winter holiday selling season, and 125 seasonal stores (78 kiosk and 47 temporary in-line) during the 1995 winter holiday selling season. Brookstone plans to operate approximately 65-70 seasonal stores during the 2000 winter holiday selling season based on the availability of acceptable sites. Use of seasonal stores also provides the Company the ability to test retail sites during the period of the year when customer traffic and sales prospects are greatest. In certain cases, seasonal stores may be operated at a mall where there is a Brookstone retail store. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - - Outlook: Important Factors and Uncertainties" (found on 21 -24 of this document).


DIRECT MARKETING BUSINESS
-------------------------

     Brookstone was founded in 1965 as a mail order marketer of hard-to-find tools. In Fiscal 1999, the direct marketing business accounted for approximately 16% of the Company's net sales as compared to 11% of the Company's net sales in Fiscal 1998 and 12% in Fiscal 1997. The Company operates three catalogs, Hard-to-Find-Tools, Brookstone Gift Collection and Gardeners Eden.


     The Hard-To-Find Tools catalog features a broad assortment of approximately 1,500 products, set forth in what the Company believes to be an informative and convenient format. Whereas most of the products sold through the Company's stores are sold as gifts, most of the products sold through the Hard-To-Find Tools catalog are primarily sold directly to the end-user. Approximately 80-85% of the products in the Hard-To-Find Tools catalog are not available in the Company's stores.

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

In May 1999, the Company acquired the Gardeners Eden catalog from Williams-Sonoma, Inc. The core product categories of the catalog are; Plants, Furniture & Accessories, Plant Containers & Accessories, Wreath & Dried Arrangements, Garden Tools, Indoor and Outdoor Decorative,

Entry, Tabletop and Personal Care. Product assortment within these categories ranges from fine teak furniture to fresh plants.

     In Fiscal 1999, Brookstone mailed a total of approximately 32 million catalogs, with 28 separate mail dates. In addition, during Fiscal 1999, Brookstone also promoted products via SkyMall (an in-flight selection of catalogs available on many U.S. airlines). Orders for SkyMall are taken by SkyMall, then transmitted to the Company's distribution center where they are fulfilled. The Company's agreement with SkyMall expired in December 1999.

     During Fiscal 1997, Brookstone created an interactive Internet site at www.Brookstoneonline.com, featuring an offering of current products from both the Hard-To-Find-Tools and Brookstone Gift Collection catalogs. In January of 1999, following the successful resolution of lengthy negotiations, the Company obtained the domain name of www.Brookstone.com.__ The site has subsequently been upgraded to include enhanced speed, additional product categories and SKU content and increased site functionality. During the fourth quarter of Fiscal 1999, Brookstone entered into an agreement with Cyberian Outpost, Inc. pursuant to which Cyberian Outpost, Inc. purchases product from Brookstone to sell to third parties via a Brookstone-specific section of Cyberian Outpost, Inc.'s website located at www.outpost.com

MERCHANDISING, MARKETING AND PRODUCT SOURCING

     Brookstone employs a two-person merchandising team that is dedicated exclusively to identifying products for the Company's Hard-To-Find-Tools catalog. The approval process for new Hard-To-Find-Tools products is similar to the approval process for new products in the Company's stores. One dedicated buyer selects products for the Brookstone Gift Collection catalog from the product assortment available in the Company's stores, plus catalog-exclusive product in existing categories. A three person merchandising team is dedicated to the selection of products for the Gardeners Eden catalog. Products for all catalogs are chosen based on their previous or estimated direct marketing order productivity.

       The Company also employs a four-person marketing team responsible for list selection, management of marketing offers and tests of catalog activity. As noted in more detail below, the Company's Mexico, Missouri distribution and call centers, handle almost all in-bound telemarketing and fulfillment for all three catalog titles and the Internet.


Distribution and Management Information Systems
-----------------------------------------------

     The Company operates a single 181,000 square foot distribution facility located in Mexico, Missouri. Nearly all of the Company's inventory is received and distributed through this facility, which supports both the retail store and direct marketing distribution systems. The Company maintains an inventory of products in the distribution center in order to ensure a sufficient supply for sale to customers. Distributions to stores are made, at a minimum, on a weekly basis via UPS. Distributions to direct marketing customers are made daily via UPS and the U.S. Postal Service. The facility also houses the Company's direct marketing call center. Also, the Company uses an outside call center to handle overflow order calls and to provide coverage during off-peak hours. In addition the Company leases approximately 90,000 square feet in Mexico, Missouri to handle its distribution support functions.

     The efficient coordination of inventory planning, inventory logistics and store operations is a primary focus for the Company. The Company uses distribution control software and a sales forecasting system. These systems, along with the store-based point-of-sale system, provide daily tracking of item activity and availability to the Company's inventory allocation and distribution teams. Additionally, the Company uses an inventory planning and distribution requirements planning client-server based system. This system uses weekly sales forecasts by SKU and selling location to determine inventory replenishment requirements and will recommend inventory purchases to the merchandise procurement team.

VENDORS
-------

     Brookstone currently conducts business with approximately 930 vendors, of which approximately 255 are located overseas. In Fiscal 1999, no single vendor supplied products representing more than 13% of net sales, with the 10 largest vendors representing approximately 36% of net sales. Although the Company's sales are not dependent on any single vendor, there can be no assurance that the Company's operating results would not be adversely affected if any of its 10 largest vendors were unable to continue to fill the Company's orders for such vendor's products or failed to fill those orders in a timely way.

SEASONALITY
------------

     The Company's sales in the second fiscal quarter are generally higher than sales during the first and third quarters as a result of sales in connection with Father's Day. The fourth fiscal quarter, which includes the winter holiday selling season, has historically produced a disproportionate amount of the Company's net sales and substantially all of its income from operations.

     The seasonal nature of the Company's business increased in Fiscal 1999 and is expected to continue to increase in Fiscal 2000 as the Company opens additional retail stores and continues its program to operate a significant number of small, temporary locations during the winter holiday selling season. In Fiscal 1999, most of the Company's new stores were opened in the second half of the fiscal year.

Competition
-----------

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

     Brookstone differentiates itself from department and mass-merchant discount stores, which offer a broader assortment of consumer products, by providing a concentrated selection of functional, hard-to-find products of distinctive quality and design. The Company believes that the uniqueness, functionality and generally affordable prices of its products differentiate it from other mall-based specialty retailers and specialty companies, which primarily or exclusively offer their products through direct marketing channels.

The Company's direct marketing business competes with other direct marketing retailers offering similar products. The direct marketing industry has become increasingly competitive in recent years, as the number of catalogs mailed to consumers has increased and with the advent of the Internet.

In addition, the Company's retail and direct marketing businesses have begun to experience competition from other businesses that sell via the Internet. While the extent of that competition remains to be seen, the Company expects that it will have to compete over the Internet both with its traditional competitors as they begin to use the Internet as a channel to sell their goods and with new "Internet-only" businesses that are seeking to compete in areas where the Company does business.

EMPLOYEES
---------

     As of April 4, 2000, Brookstone had 1,174 regular full-time associates, of which 608 were salaried staff and 566 were hourly workers. As of such date, the Company also employed an additional 1,204 part-time associates and 202 temporary hourly workers. The Company regularly supplements its workforce with temporary workers, especially in the fourth quarter of each year to service increased customer traffic during the peak winter holiday selling season. The Company believes that the success of its business depends, in part, on its ability to attract and retain qualified personnel. None of Brookstone's employees are represented by labor unions, and Brookstone believes its employee relations are excellent.

Trademarks
----------

     The Company's "BROOKSTONE" trademark has been registered in various product classifications with the United States Patent and Trademark Office and in several foreign countries. In addition, the Company has applications to register the "BROOKSTONE" trademark still pending in several foreign countries. The Company acquired the trademarks "GARDENERS EDEN" and "GARDENERS EDEN (with Design)" and their associated registrations with the United States Patent and Trademark Office from Williams-Sonoma, Inc. in connection with its acquisition of the Gardeners Eden catalog in May 1999. The Company also owns or is seeking registration of in various jurisdictions of other marks used by the Company in its business.

ITEM 2.  PROPERTIES

     Brookstone leases all of its retail stores. New retail store leases have an average initial term of 10 years. As of January 29, 2000, the unexpired terms under the Company's then existing store leases averaged just under seven years. Store leases may permit Brookstone to terminate the lease after five years if the store does not achieve specified levels of sales. In most cases, the Company pays a minimum fixed rent plus a contingent rent based upon net sales of the store in excess of a certain threshold. The Company does not believe the termination of any particular lease would have a material adverse effect on the Company. The following chart describes the number of store leases which will expire in the periods indicated:


               YEAR                             LEASES EXPIRING
               ----                             ---------------
               2000                                    19
               2001                                    12
               2002                                    13
               2003                                    11
               2004                                    12
               2005 and thereafter                    144





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


ITEM 3.   LEGAL PROCEEDINGS

     Brookstone is involved in various routine legal proceedings incidental to the conduct of its business. The Company does not believe that any of these legal proceedings will have a material adverse effect on Brookstone's financial condition or results of operations.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders of the Company during the fourth quarter of Fiscal 1999.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

          The executive officers of the Company are as follows:


NAME                       AGE  PRESENT POSITION
-----------------------------------------------------------------------------
Michael F. Anthony          45  Chairman of the Board, President and
                                  Chief Executive Officer
Philip W. Roizin            41  Executive Vice President, Finance &
                                  Administration
Kenneth J. Mesnik           50  Executive Vice President, Merchandising

Alexander M. Winiecki       52  Senior Vice President, Store Operations

Steven C. Strickland        37  Vice President, Marketing

Carol A. Lambert            46  Vice President, Human Resources

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

          KENNETH J. MESNIK was appointed Executive Vice President, Merchandising in February 2000. From December 1998 to February 2000, Mr. Mesnik was Senior Vice President of Merchandising for 1-800-Flowers.com. From April 1993 to November 1998, he served as Senior Vice President for Federated Department stores. From January 1990 until April 1993, Mr. Mesnik was a Vice President of Merchandising for May Department stores.

          ALEXANDER M. WINIECKI has been Senior Vice President, Store Operations of the Company since March 1994, having previously served as Vice President, Store Operations of the

Company beginning in October 1990. Mr. Winiecki was Executive Vice President of Decor Corporation, a retailer of framed fine art prints and posters, from November 1989 until September 1990. He was Vice President, Administration of Claire's Boutiques, Inc., a chain of women's costume jewelry and accessory specialty stores, from November 1986 until October 1989. From February 1985 until November 1986, Mr. Winiecki was a Regional Vice President of The Ben Franklin Stores, a chain of craft and variety stores, which was a division of Household Merchandising Inc. He was a Regional Manager of The Gap Stores, Inc., a specialty retailer of apparel, from May 1978 until January 1985.

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

          CAROL A. LAMBERT was appointed Vice President of Human Resources in April 2000. Prior to such time, Ms. Lambert held the position of Director of Compensation and Benefits for the Company from August 1996 to April 2000. From 1990 until August 1996 she served as Senior Vice President of Human Resources for Home Bank where she was employed since 1979.

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

PART II.

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS'
MATTERS.

          Stock exchange listing: The Company's common stock trades on the NASDAQ National Market tier of The NASDAQ Stock Market under the Symbol: BKST


----------------------------------------------------------------------------------------------------------------------------------
Common Stock:                           Fiscal 1998                                    Fiscal 1999
                                       --------------                                  ------------
                          Quarter                     High    Low             Quarter                     High    Low
                          ----------------------------------------           -----------------------------------------
                           First                     $14.94  $11.50           First                      $15.50  $12.00
                           Second                    $15.47  $13.63           Second                     $15.88  $13.75
                           Third                     $14.13  $ 9.19           Third                      $17.81  $13.50
                           Fourth                    $17.81  $11.25           Fourth                     $18.25  $15.56
----------------------------------------------------------------------------------------------------------------------------------


          As of April 11, 2000, there were 8,297,346 shares of common stock, $.001 par value per share, outstanding and held of record by 182 stockholders. The Company has never paid a cash dividend and currently plans to retain any earnings for use in the operations of the business. Any determination by the Board of Directors to pay future cash dividends will be based upon conditions then existing, including the Company's earnings, financial condition and requirements, restrictions in its financing arrangements and other factors.

ITEM 6. SELECTED FINANCIAL DATA


                                Brookstone, Inc.
                            Selected Financial Data
              (In thousands, except operating and per share data)

                                                                          Fiscal
                                                   ----------------------------------------------------
                                                     1999       1998       1997       1996       1995*
--------------------------------------------------------------------------------------------------------
      Income Statement Data:
      Net sales                                    $319,631   $271,858   $239,866   $218,044   $196,333
      Cost of sales                                 191,213    170,639    151,633    137,612    123,413

      Gross profit                                  128,418    101,219     88,233     80,432     72,920
      Selling, general and administrative           105,686     84,138     75,023     69,856     64,328
      expenses
      Income from operations                         22,732     17,081     13,210     10,576      8,592


      Interest expense, net                           1,125      1,672      1,084        885        845
      Provision for income taxes                      8,297      6,071      4,778      3,818      3,130

      Net income                                   $ 13,310   $  9,338   $  7,348   $  5,873   $  4,617
--------------------------------------------------------------------------------------------------------

      Earnings per share - basic                      $1.63      $1.17      $0.94      $0.76      $0.60
      Earnings per share - diluted                    $1.58      $1.13      $0.91      $0.73      $0.58
--------------------------------------------------------------------------------------------------------

      Weighted average shares outstanding - basic     8,155      7,988      7,824      7,744      7,662
      Weighted average shares outstanding - diluted   8,422      8,285      8,119      8,061      7,973
--------------------------------------------------------------------------------------------------------

      Operating Data:  (Unaudited)
      ----------------------------
      Increase in same store sales (1)                  5.8%       6.0%       3.6%       5.6%    2.2%**
      Net sales per square foot of
        selling space (2)                          $    521   $    501   $    469   $    461   $    452
      Number of stores:
      Beginning of period                               196        177        159        144        131
      Opened during period                               15         24         19         16         14
      Closed during period                                0          5          1          1          1
      End of period                                     211        196        177        159        144
      Number of winter holiday seasonal stores           71         95        138        121        125

      Balance Sheet Data (at period end) :
      -------------------------------------------
      Total assets                                 $141,906   $114,561   $105,318   $ 87,261   $ 77,757
      Long-term debt, excluding current portion       2,511      2,612      2,698      2,784      2,863
      Total shareholders' equity                     87,310     72,310     61,766     53,957     47,714
      *Fifty-three week year **Based upon
      fifty-two weeks

(1) Same store sales percentage is calculated using net sales of stores, which were open for the full current period and the entire preceding fiscal year.
(2) Net sales per square foot of selling space dollar amount is calculated using net sales generated for stores open for the entire fiscal period divided by the square feet of selling space of such stores. Selling space does not include stock rooms.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations
---------------------

The following table sets forth certain financial data of the Company expressed as a percentage of net sales for Fiscal 1999, Fiscal 1998 and Fiscal 1997.

                                  Fiscal Year
                              ----------------------
                               1999    1998    1997
                              ------  ------  ------
 Net sales                    100.0%  100.0%  100.0%

Cost of sales                  59.8    62.8    63.2
                              -----   -----   -----

Gross profit                   40.2    37.2    36.8

Selling, general and
  administrative expenses      33.1    30.9    31.3

Income from operations          7.1     6.3     5.5
Interest expense, net           0.3     0.6     0.4
                              -----   -----   -----

Income before taxes             6.8     5.7     5.1
Provision for income taxes      2.6     2.3     2.0
                              -----   -----   -----

Net income                      4.2%    3.4%    3.1%
                              -----   -----   -----

--------------------------------------------------------------------------------

Fifty-two weeks ended January 29, 2000 versus Fifty-two weeks ended January 30,
-------------------------------------------------------------------------------
1999
----

     Net sales for Fiscal 1999 increased by $47.8 million, or 17.6%, over Fiscal 1998, primarily as the result of a $26.6 million, or 11.0%, increase in retail sales, combined with a $21.2 million, or 72.7%, increase in direct marketing sales. Of the increase in retail sales, $11.3 million was attributable to the opening of 15 new stores (14 full line and 1 airport store), $10.5 million to additional sales from the operation of 24 stores for the full year in Fiscal 1999 that were only open for a portion of Fiscal 1998 (17 full line and 7 airport stores), and $12.3 million from a 5.8% increase in same store sales. Partially offsetting such sales increases was the loss of $1.4 million in sales from 5 stores closed in Fiscal 1998 and $6.1 million less sales from temporary winter holiday locations in Fiscal 1999 and from not operating temporary summer locations during Fiscal 1999 that were open in Fiscal 1998. The reduced holiday sales from temporary locations, are primarily the result of operating 24 less stores during holiday season of Fiscal 1999 versus Fiscal 1998. The $21.2 million, or 72.7%, increase in direct marketing sales was primarily attributable to $15.1 million in sales from the Gardeners Eden catalog acquired in May 1999 and a $3.6 million increase in Internet sales. The remaining increase of $2.5 million is the result of a 8.5% increase in sales primarily from a 17.7% increase in circulation for the Hard-To-Find-Tools and Brookstone Gift Collection catalogs.

          Gross profit as a percentage of net sales increased 3.0% to 40.2% in Fiscal 1999 compared to 37.2% in Fiscal 1998. The increase was primarily due to a 2.0% reduction in net material costs as a percentage of net sales, resulting primarily from lower sourcing costs. The lower sourcing costs resulted as the Company continued to increase the penetration of products bearing the "Brookstone Brand". As a percentage of net sales, Fiscal 1999 occupancy costs decreased by 1.0% as compared to Fiscal 1998. The decrease in occupancy is the primarily the result of additional sales from the Company's Direct Marketing business without any associated occupancy costs and the strong increase in same store sales.

     Selling, general and administrative ("SG&A") expenses increased $21.6 million to $105.7 million in Fiscal 1999 from $84.1 million in Fiscal 1998. As a percent of net sales, SG&A rose to 33.1% in Fiscal 1999 from 30.9% in Fiscal 1998. This $21.6 million increase included $8.4 million associated with the acquisition and operation of the Gardeners Eden catalog, $1.5 million associated with catalog costs as a result of increased circulation and $1.2 million associated with Internet operating costs. Additionally, $4.4 million was expended for operating expenses associated with new stores opened in Fiscal 1999 and stores open for the full year in Fiscal 1999 that were only open for a partial year in Fiscal 1998, $5.1 million increase in compensation and benefits to support the base business and distribution center and $1.0 million associated with upgrading and modifying systems as part of Y2k remediation efforts.

     Income from operations was $22.7 million, or 7.1% of net sales, in Fiscal 1999 versus $17.1 million, or 6.3% of net sales, in Fiscal 1998.

     Net interest expense decreased to $1.1 million, or 0.3% of net sales, in Fiscal 1999 from $1.7 million, or 0.6% of net sales, in Fiscal 1998, primarily due to refinement of inventory management coupled with a strong operating performance. In Fiscal 1999, the Company recorded a provision for income taxes of $8.3 million, or 2.6% of net sales, as compared to $6.1 million, or 2.3% of net sales, in Fiscal 1998, resulting from an increase in pre-tax income offset by a reduction in the effective tax rate.

     As a result of the foregoing factors, net income increased to $13.3 million in Fiscal 1999 versus $9.3 million in Fiscal 1998. Net income was 4.2% and 3.4% of net sales in Fiscal 1999 and Fiscal 1998, respectively. Earnings per share on a diluted basis increased to $1.58 in Fiscal 1999 from $1.13 in Fiscal 1998.

FIFTY-TWO WEEKS ENDED JANUARY 30, 1999 VERSUS FIFTY-TWO WEEKS ENDED JANUARY 31,
-------------------------------------------------------------------------------
1998
----

Net sales for Fiscal 1998 increased by $32.0 million, or 13.3%, over Fiscal 1997, primarily as the result of a $30.8 million, or 14.5%, increase in retail sales, combined with a $1.2 million, or 4.2%, increase in direct marketing sales. Of the increase in retail sales, $11.6 million was attributable to the opening of 24 new stores (17 full line and 7 airport stores), $9.7 million to additional sales from the operation of 19 stores for the full year in Fiscal 1998 that were only open for a portion of Fiscal 1997 (16 full line and 3 airport stores), and $11.1 million from a 6.0% increase in same store sales. The retail sales increase also included $1.6 million in sales primarily attributable to operating 50 temporary summer seasonal locations and 95 temporary winter holiday locations in Fiscal 1998, versus 13 temporary summer seasonal locations and 138 temporary winter holiday locations in

Fiscal 1997. Partially offsetting such sales increases was the loss of $3.2 million in sales from the closing of five stores during Fiscal 1998. The $1.2 million, or 4.2% increase in direct marketing sales was primarily attributable to a $1.0 million increase in sales from the Brookstone Gift Collection catalog combined with a $0.5 million increase in Internet sales, partially offset by a $0.3 million decrease in sales from the Hard-to-Find-Tools catalog. Catalog circulation was decreased by approximately 8.0% in Fiscal 1998 as compared to Fiscal 1997.

     Gross profit as a percentage of net sales increased 0.4% to 37.2% in Fiscal 1998 compared to 36.8% in Fiscal 1997. The increase was primarily due to a 0.4% reduction in net material costs as a percentage of net sales, resulting primarily from lower sourcing costs. As a percentage of net sales, Fiscal 1998 occupancy costs were flat as compared to Fiscal 1997.

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

     Net interest expense increased to $1.7 million, or 0.6% of net sales, in Fiscal 1998 from $1.1 million, or 0.4% of net sales, in Fiscal 1997 primarily to finance earlier inventory acquisition combined with increased fees associated with the refinancing of the Company's revolving credit agreement during the third quarter of Fiscal 1997. In Fiscal 1998, the Company recorded a provision for income taxes of $6.1 million, or 2.3% of net sales, as compared to $4.8 million, or 2.0% of net sales, in Fiscal 1997, resulting from an increase in pre-tax income.

     As a result of the foregoing factors, net income increased to $9.3 million in Fiscal 1998 versus $7.3 million in Fiscal 1997. Net income was 3.4% and 3.1% of net sales in Fiscal 1998 and Fiscal 1997, respectively. Earnings per share on a diluted basis increased to $1.13 in Fiscal 1998 from $0.91 in Fiscal 1997.

QUARTERLY RESULTS
-----------------

     The following table sets forth certain unaudited quarterly information for Fiscal 1999 and Fiscal 1998, which in the opinion of the Company, has been prepared on the same basis as the Consolidated Financial Statements. This information includes normal recurring adjustments, which management considers necessary for a fair presentation when read in conjunction with the Consolidated Financial Statements, including the notes thereto. The operating results for any quarter are not necessarily indicative of results for any future period.

------------------------------------------------------------------------------------------

(Unaudited, in thousands, except per share data)                  Fiscal 1999
--------------------------------------------------             ------------------
                                                     First     Second    Third     Fourth
                                                    Quarter   Quarter   Quarter   Quarter
                                                    --------  --------  --------  --------
Net sales                                           $42,100   $64,104   $53,234   $160,193
Gross profit                                         10,281    23,045    15,964     79,128
Income (loss)
 from operations                                     (7,371)      363    (6,759)    36,499
Net income (loss)                                    (4,624)        9    (4,489)    22,414
Earnings (loss) per share:
 Basic                                              $ (0.57)  $  0.00   $ (0.55)  $   2.72
 Diluted                                              (0.57)     0.00     (0.55)      2.64
------------------------------------------------------------------------------------------

(Unaudited, in thousands, except per share data)                 Fiscal 1998
--------------------------------------------------               ------------
                                                      First    Second    Third     Fourth
                                                     Quarter   Quarter   Quarter   Quarter
                                                     -------   -------   -------   -------
Net sales                                           $37,919   $53,756   $43,459   $136,724
Gross profit                                          8,887    17,303    11,383     63,646
Income (loss)
 from operations                                     (7,059)     (319)   (6,780)    31,239
Net income (loss)                                    (4,417)     (475)   (4,464)    18,694
Earnings (loss) per share:
 Basic                                              $ (0.56)  $ (0.06)  $ (0.56)  $   2.32
 Diluted                                              (0.56)    (0.06)    (0.56)      2.25
------------------------------------------------------------------------------------------

     The Company's sales in the second fiscal quarter are generally higher than sales during the first and third quarters as a result of sales in connection with Father's Day. The fourth fiscal quarter, which includes the winter holiday selling season, has historically produced a disproportionate amount of the Company's net sales and all of its income from operations.

     The seasonal nature of the Company's business increased in Fiscal 1999 and is expected to continue to increase in Fiscal 2000 as the Company opens additional retail stores and continues its program to operate a significant number of small, temporary locations during the winter holiday selling season. In Fiscal 1999, most of the Company's new stores were opened in the second half of the fiscal year.

LIQUIDITY AND CAPITAL RESOURCES__
-------------------------------

     During Fiscal 1999, the Company generated a total of $25.8 million of cash including $24.1 million from operations and $1.7 million from the exercise of stock options and related tax benefits. In addition, the Company's working capital decreased approximately $7.5 million principally from income and sales taxes payable and compensation liability as compared to Fiscal 1998. The Company applied $9.6 million to acquire the Gardeners Eden catalog and $9.7 million to fund capital expenditures. The capital expenditures included $3.7 million for new stores, $4.7 million for remodeling and maintenance in existing stores, $0.9 million for information systems developments and $0.4 million for distribution center and infrastructure improvements. The Company's cash position increased $14.0 million from the end of the prior fiscal year, with total cash on hand amounting to $31.4 million.

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

      The Company's primary short-term liquidity needs consist of financing seasonal merchandise inventory build-ups. The Company's primary sources of financing for such needs are from operations, borrowings under its revolving credit facility and trade credit. The Company's borrowings under the revolving credit facility are typically at low levels from January through April, increases through May as inventory is increased in anticipation of Father's Day, declines in June, increases somewhat through August and sharply increases from September through November to finance purchases of merchandise inventory in advance of the winter holiday selling season. The Company generally repays all outstanding borrowings under its revolving credit facility prior to Christmas and relies on cash from operations obtained during the winter holiday selling season until it begins to borrow again under its revolving credit facility the following fiscal year. At January 29, 2000, the Company had no outstanding borrowings under its revolving credit facility, although certain letters of credit in an aggregate amount of approximately $7.5 million were outstanding. During Fiscal 1999, the Company borrowed a maximum amount of $30.0 million under the revolving credit facility.

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

Borrowings outstanding under this facility bear interest, at the election by the Company, equal to the agent bank's base lending rate or the Eurodollar rate for the applicable period plus an additional 1.0%, 1.25% or 1.5% depending on the applicable cash flow coverage ratio (at January 29, 2000 the rate was 7.03% and was 6.44% at January 30, 1999). In addition, the Company is obligated to pay a fee of 0.25% or 0.30% on the unused portion of the commitment and 0.50%, 0.625% or 0.75% on documentary letters of credit (depending on the applicable cash flow coverage ratio). The facility expires July 31, 2002. At the Lender's option, all positive cash balances held by the lender banks may be applied to the outstanding balance of the revolving line of credit. The revolving credit agreement contains a number of restrictive covenants, including limitations on incurring additional indebtedness, granting liens, selling assets, engaging in mergers and other similar transactions, engaging in new business lines and making capital expenditures. In addition, the agreement prohibits the paying of cash dividends on common stock and requires that the Company maintain certain financial ratios, including tests pertaining to net worth, ratio of liabilities to net worth and cash flow coverage. During the year ended, and as of, January 29, 2000, the Company was in compliance with these covenants.

     The Company has never paid a cash dividend and currently plans to retain any earnings for use in the operations of the business. Any determination by the Board of Directors to pay future cash dividends will be based upon conditions then existing, including the Company's earnings, financial condition and requirements, restrictions in its financing arrangements and other factors.

Fiscal 2000 Store Openings and Capital Expenditure Expectations
---------------------------------------------------------------

     The following discussion includes certain forward-looking statements of management's expectations for store growth and related capital expenditures. These statements should be read in light of the considerations presented under the caption OUTLOOK: IMPORTANT Factors and Uncertainties (found on pages 21 - 24 of this document).

     The Company expects to add approximately 18-20 new stores, including five airport locations, in Fiscal 2000. The Company anticipates the cost of opening a new store, including leasehold improvements (net of landlord allowances), furniture and fixtures, and pre-opening expenses, to average approximately $355,000. In addition, the Company expects new stores to require $150,000 of working capital per store. The Company anticipates the cost of opening airport stores, including leasehold improvements, furniture and fixtures, and pre-opening expenses, to average approximately $235,000, and expects airport stores to require $95,000 of working capital per store. The Company expects to identify approximately 10 stores for remodeling, and update and maintain other stores, during Fiscal 2000, incurring capital expenditures of approximately $5.0 million. The Company plans to operate approximately 65 to 70 seasonal stores during the Fiscal 2000 winter holiday season subject to the availability of acceptable sites. In addition to the capital expenditures listed above, the Company anticipates making capital expenditures of approximately $5.8 million in Fiscal 2000, primarily to enhance the Company's management information and other support systems.

     In Fiscal 2000, the Company expects to open most of its new stores in the second half of the year. The Company's retail operations are not generally profitable until the fourth quarter of each fiscal year.

     The Company anticipates closing up to two stores during Fiscal 2000. The Company does not expect the closings to have a materially adverse effect on its financial condition or results of operations for current or future periods.

     The Company believes its cash balances, funds to be generated by future operations and borrowing capacity will be sufficient to finance its capital requirements during Fiscal 2000.

OUTLOOK: IMPORTANT FACTORS AND UNCERTAINTIES

     The Private Securities Litigation Reform Act of 1995 (the "Act") provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about themselves without fear of litigation so long as the forward-looking information is accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those set forth in the forward-looking statement. Statements in this 1999 Annual Report on Form 10-K which are not historical facts, including statements about the Company's or management's confidence or expectations, seasonality of the Company's future sales and earnings, plans for opening new stores and other retail locations, introduction of new or updated products, opportunities for sales growth or cost reductions and other statements about the Company's operational outlook, are forward-looking statements subject to risks and uncertainties that could cause actual results to vary materially. The following are important factors, among others, that should be considered in evaluating these forward-looking statements, as well as in evaluating the Company's business prospects generally:

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

     Competition. The Company faces intense competition for customers, personnel and innovative products. This competition comes primarily from other specialty retailers, department stores, discount retailers and direct marketers, including Internet sites. Many of the Company's competitors have substantially greater financial, marketing and other resources than the Company.

     Retention of Qualified Employees. The Company's success depends upon its ability to attract and retain highly skilled and motivated, full-time and temporary associates with appropriate retail experience to work in management and in its stores and temporary locations. Because of the robust U.S. economy and resulting low unemployment, it has become more difficult to locate and hire suitable associates. Further, because of the limited time periods during which temporary locations are open each year, the availability of suitable associates for such locations is limited.

     Seasonal Fluctuation of Operating Results. The Company's quarterly results of operations fluctuate based upon such factors as the amount and timing of sales contributed by new stores, the success of its temporary location program, capital expenditures and the timing of catalog mailings and associated expenses.

     Centralized Distribution. The Company conducts all of its distribution operations and a significant portion of its direct marketing processing functions from a single facility in Mexico, Missouri. A disruption in operations at the distribution center may significantly increase the Company's distribution costs and prevent goods from flowing to stores and customers.

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

     Foreign Vendors. The Company is purchasing an increasing portion of its merchandise from foreign vendors. Although management expects this strategy to increase profit margins for these products, the Company's reliance on such vendors subjects the Company to associated legal, social, political and economic risks, including import, licensing and trade restrictions. In addition, while the shortage of cargo containers used to transport goods from Asia to the United States experienced in recent years has eased somewhat, the Company remains vulnerable should such shortages reemerge. In such a situation, the Company could face inventory shortages in certain products, increased transportation costs and increased interest expense as a result of moving inventory receipts forward.

     Increased Petroleum Prices. Recent increases in petroleum prices have resulted in increased transportation and shipping costs for the Company. Further increases in petroleum prices, or failure of such prices to decline, could continue to increase the Company's costs for transportation and shipping and also cause increases in the cost of goods that are manufactured from plastics and other petroleum-based products.

     Increased Reliance on E-Commerce. As a greater proportion of the Company's sales begin to be made via the Internet, and as the Company begins to look more to that channel to increase overall sales, the Company will become more subject to the uncertainties inherent in the quickly developing area of e-commerce. Such uncertainties include, but are not limited to, the extent to which the Company's customers will adopt the Internet as their method of purchase, and the effect that government regulation of the Internet (or lack thereof) will have on the Internet as a medium of commerce.

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

Impact of Year 2000

     In prior years, the Company discussed the nature and progress of its plans to become Year 2000 ready. In late 1999, the Company completed its remediation and testing of systems. As a result of those planning and implementation efforts, the Company experienced no significant disruptions in mission critical information technology and non-information technology systems and believes those systems successfully responded to the Year 2000 date change. The Company is not aware of any material problems resulting from Year 2000 issues, either with its products, its internal systems, or the products and services of third parties. The

Company will continue to monitor its mission critical computer applications and those of its suppliers and vendors throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.


ADOPTION OF ACCOUNTING STANDARDS

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, collectively referred to as derivatives, and for hedging activities. The Company will adopt SFAS No. 133 as required by SFAS No.137, "Deferral of the Effective Date of the FASB Statement No. 133," in fiscal year 2001. To date the Company has not utilized derivative instruments or hedging activities and, therefore, the adoption of SFAS 133 is not expected to have a material impact on our financial position or results of operations.

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 summarizes the SEC's view in applying generally accepted accounting principles to selected revenue recognition issues. The application of the guidance in SAB 101 which will be required in the Company's second quarter of the fiscal year 2000, is under study; no estimate of its possible effect is presently available.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The financial statements, together with the report thereon of PricewaterhouseCoopers LLP, dated March 21, 2000, appear on pages 27 through 31 of this document.

     In addition, information in response to this item may be found under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations--Results of Operations--Quarterly Results"

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
     None.

PART III.


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Information in response to this item with respect to directors of the Company may be found in the sections entitled "Election of Directors" and "Timeliness of Certain SEC Filings" of the Company's definitive Proxy Statement for the Company's 2000 Annual Meeting of Stockholders (the "Proxy Statement"), and such information is incorporated herein by reference.

     Information in response to this item with respect to executive officers of the Company appears in Item 4A entitled "Executive Officers of the Registrant" on pages 12 through 13 of this report, and such information is incorporated herein by reference.

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




                                                                                           Page in
                                                                                           Report
                                                                                           ------
Report of Independent Accountants                                                             28

Consolidated balance sheet as of January 29, 2000 and January 30, 1999                        29

Consolidated statement of income for the years ended January 29, 2000,
January 30, 1999 and January 31, 1998                                                         30

Consolidated statement of cash flows for the years ended January 29, 2000,
January 30, 1999 and January 31, 1998                                                         31

Consolidated statement of changes in shareholders' equity for the years ended
January 29, 2000, January 30, 1999 and January 31, 1998                                       32

Notes to Consolidated Financial Statements                                                    33


REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Shareholders of Brookstone, Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Brookstone, Inc. and its subsidiaries at January 29, 2000 and January 30, 1999, and the results of their operations and their cash flows for each of the three years in the period ended January 29, 2000, in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



/s/ PricewaterhouseCoopers LLP
------------------------------
PRICEWATERHOUSECOOPERS LLP

Boston, Massachusetts
March 21, 2000

                                BROOKSTONE, INC.

                           CONSOLIDATED BALANCE SHEET
                       (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                   January 29, 2000           January 30, 1999
                                                                   ----------------           ----------------
  Assets
 -------

Current assets:
    Cash and cash equivalents                                          $ 31,389                   $ 17,391
    Receivables, less allowances of $325 at January                       5,425                      6,256
     29, 2000 and $176 at January 30, 1999
    Merchandise inventories                                              43,639                     37,444
    Deferred income taxes                                                 2,561                      2,175
    Other current assets                                                  4,572                      4,229
                                                                     ----------                  ---------
        Total current assets                                             87,586                     67,495
                                                                     ----------                  ---------

Deferred income taxes                                                     3,806                      3,643
Property and equipment, net                                              43,074                     42,124
Intangible assets, net                                                    5,906                        ---
Other assets                                                              1,534                      1,299
                                                                     ----------                  ---------
                                                                       $141,906                   $114,561
                                                                     ==========                  =========
Liabilities and Shareholders' Equity
------------------------------------

Current liabilities:
   Accounts payable                                                    $ 15,759                   $ 10,727
   Other current liabilities                                             25,530                     18,950
                                                                     ----------                  ---------
      Total current liabilities                                          41,289                     29,677

Other long term liabilities                                              10,796                      9,962
Long term obligation under capital lease                                  2,511                      2,612

Commitments and contingencies (Note 11)

Shareholders' equity:
Preferred stock, $0.001 par value: Authorized -
 2,000,000 shares; issued and outstanding - 0 shares
 at January 29, 2000 and January 30, 1999
Common stock, $0.001 par value: Authorized-
 50,000,000 shares; issued and outstanding -
 8,296,890 shares at January 29, 2000 and 8,064,586
 shares at January 30, 1999                                                   8                          8

Additional paid-in capital                                               50,020                     48,330
Retained earnings                                                        37,329                     24,019
Treasury stock, at cost - 3,616 shares at January
 29, 2000 and January 30, 1999                                              (47)                       (47)
                                                                     ----------                  ---------
      Total shareholders' equity                                         87,310                     72,310
                                                                     ----------                  ---------
                                                                       $141,906                   $114,561
                                                                     ==========                  =========

See Notes to Consolidated Financial Statements

                                BROOKSTONE, INC.

                        CONSOLIDATED STATEMENT OF INCOME
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                           Year Ended
                                                -----------------------------------------------------------------
                                                 January 29, 2000       January 30, 1999       January 31, 1998
                                               ---------------------  ---------------------  ---------------------

Net sales                                            $319,631               $271,858               $239,866
Cost of sales                                         191,213                170,639                151,633
                                                     --------               --------               --------
Gross profit                                          128,418                101,219                 88,233

Selling, general and administrative
    expenses                                          105,686                 84,138                 75,023
                                                     --------               --------               --------

    Income from operations                             22,732                 17,081                 13,210

Interest expense, net                                   1,125                  1,672                  1,084
                                                     --------               --------               --------

    Income before taxes                                21,607                 15,409                 12,126

    Income tax provision                                8,297                  6,071                  4,778
                                                     --------               --------               --------

Net income                                           $ 13,310               $  9,338               $  7,348
                                                     ========               =========              =========
Earnings per share - basic                           $   1.63               $   1.17               $   0.94
                                                     ========               =========              =========
Earnings per share - diluted                         $   1.58               $   1.13               $   0.91
                                                     ========               =========              =========
Weighted average shares outstanding - basic             8,155                  7,988                  7,824
                                                     ========               =========              =========
Weighted average shares outstanding - diluted           8,422                  8,285                  8,119
                                                     ========               =========              =========


See Notes to Consolidated Financial Statements

                                BROOKSTONE, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                        Year Ended
                                                                   ------------------------------------------------------
                                                                   January 29, 2000   January 30, 1999   January 31, 1998
                                                                   -----------------  ----------------   -----------------
Cash flows from operating activities:
Net income                                                             $ 13,310           $  9,338           $  7,348
Adjustments to reconcile net income to net cash provided by
 operating activities:

  Depreciation and amortization                                           9,144              7,792              6,921
  Amortization of debt issuance costs                                       154                143                 55
  Deferred income taxes                                                    (549)               297             (3,244)
  (Increase) Decrease in other assets                                     1,240               (377)               178
  Increase in other long term liabilities                                   834                150                889

Changes in working capital:
   Accounts receivable, net                                                 831               (724)               (84)
   Merchandise inventories                                               (3,792)              (159)            (6,019)
   Other current assets                                                    (343)            (3,668)             2,525
   Accounts payable                                                       5,032             (3,713)             5,824
   Other current liabilities                                              5,849              2,349              3,609
                                                                       --------           --------           --------
Net cash provided by operating activities                                31,710             11,428             18,002

Cash flows from investing activities:
   Expenditures for Gardeners Eden acquisition                           (9,616)               ---                ---
   Expenditures for property and equipment                               (9,684)           (12,062)           (11,362)
                                                                       --------           --------           --------
Net cash used for investing activities                                  (19,300)           (12,062)           (11,362)

Cash flows from financing activities:
   Payments for capitalized lease                                          (102)               (87)               (74)
   Payment of debt issuance costs                                           ---                ---               (697)
   Proceeds from exercise of stock options, employee stock
    purchase plan and related tax benefits                                1,690              1,206                461
                                                                       --------           --------           --------
Net cash provided / (used) by financing activities                        1,588              1,119               (310)
                                                                       --------           --------           --------
Net increase in cash and cash equivalents                                13,998                485              6,330

Cash and cash equivalents at beginning of period                         17,391             16,906             10,576
                                                                       --------           --------           --------
Cash and cash equivalents at end of period                             $ 31,389           $ 17,391           $ 16,906
                                                                       ========           ========           ========
Supplemental disclosures of cash flow information:
   Cash paid for interest                                              $    706           $    917           $    471
   Cash paid for income taxes                                          $  5,901           $  5,737           $  4,461

See Notes to Consolidated Financial Statements

                                BROOKSTONE, INC.

           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
  FOR THE YEARS ENDED JANUARY 31, 1998, JANUARY 30, 1999 AND JANUARY 29, 2000
                       (IN THOUSANDS, EXCEPT SHARE DATA)



                                                     Additional                            Total
                                            Common    Paid-In     Retained  Treasury   Shareholders'
                                  Shares    Stock     Capital     Earnings    Stock       Equity
                                 --------  -------    ---------  ----------  --------   ----------
Balance at February 1, 1997      7,793,613      $8       $46,663   $ 7,333      $(47)        $53,957
  Options exercised including
   related tax benefit              77,771                   461                                 461
  Net income                                                         7,348                     7,348

----------------------------------------------------------------------------------------------------
Balance at January 31, 1998      7,871,384       8        47,124    14,681       (47)         61,766

  Issuance of common stock
    under employee stock
     purchase plan                  17,102                   178                                 178
  Options exercised including
   related tax benefit              176,100                1,028                               1,028
  Net income                                                         9,338                     9,338
----------------------------------------------------------------------------------------------------
Balance at January 30, 1999      8,064,586       8        48,330    24,019       (47)         72,310

  Options exercised including
     related tax benefit           232,304                 1,690                               1,690
  Net income                                                        13,310                    13,310
----------------------------------------------------------------------------------------------------
Balance at January 29, 2000      8,296,890      $8       $50,020   $37,329      $(47)        $87,310
=====================================================================================================


See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF BUSINESS AND ORGANIZATION
--------------------------------------

     Brookstone, Inc. (the "Company") is a nationwide specialty retailer that offers an assortment of consumer products that are functional in purpose, distinctive in quality and design and not widely available from other retailers. The Company sells its products nationally through 211 retail stores in 38 states, the District of Columbia and Puerto Rico, temporary stores typically operated during the winter holiday season and direct marketing vehicles including its Hard-to-Find Tools, Brookstone Gift Collection and Gardeners Eden catalogs and the Internet. The Company's merchandise includes lawn and garden, health and fitness, home and office and travel and auto products.

     The Company's fiscal year end is the Saturday nearest the last day in January. Results of operations for Fiscal 1999 are for the 52 weeks ended January 29, 2000. Results for Fiscal 1998 are for the 52 weeks ended January 30, 1999, and results for Fiscal 1997 are for the 52 weeks ended January 31, 1998.

2. SIGNIFICANT ACCOUNTING POLICIES
----------------------------------

Principals of Consolidation
---------------------------

     The accompanying consolidated financial statements include the accounts of the Company and Brookstone Company, Inc., its wholly owned subsidiary and the direct and indirect wholly owned subsidiaries of Brookstone Company, Inc. (Brookstone Stores, Inc., Brookstone Purchasing, Inc., Brookstone Properties, Inc., Brookstone By Mail, Inc. Fork Distribution Corporation, Gardeners Eden By Mail, Inc., Brookstone Retail Puerto Rico, Inc. and Brookstone Holdings, Inc.). All significant intercompany accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents
-------------------------

     The Company considers all highly liquid investment instruments purchased with a remaining maturity of three months or less to be cash equivalents. These instruments are carried at cost plus accrued interest. The Company invests its excess cash in money market funds and commercial paper with institutions with strong credit ratings. These investments are subject to minimal credit and market risk.

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

          Equipment, furniture and fixtures    3 to 10 years
          Leasehold improvements           The lesser of the lease term or the
                                           estimated useful life

     The Company leases retail store locations under operating lease agreements, which sometimes provide for leasehold completion allowances to be received from the lessors. These allowances are recorded against the cost of leasehold improvements related to individual retail store locations.

Advertising Costs
------------------

     Direct response advertising costs, which consist of catalog production and postage costs, are deferred and amortized over the period of expected direct marketing revenue, which is less than one year. Deferred costs were $1.3 million and $0.9 million at January 29, 2000 and January 30, 1999, respectively and are classified as non-current assets. The Company expenses in-store and print advertising costs as incurred. Advertising expense was approximately $18.2 million, $11.6 million and $12.3 million for the years ended January 29, 2000, January 30, 1999 and January 31, 1998, respectively.

Intangible Assets
-----------------

     Intangible assets include trade name and customer lists. Intangible assets are amortized on the straight -line basis over the estimated useful lives ranging from 3 years to 20 years.

Impairment of Long-Lived Assets
-------------------------------

     The Company reviews long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. Each impairment test is based on a comparison of the undiscounted cash flows to the recorded value of the asset. If an impairment is indicated, the asset is written down to its estimated fair value on a discounted cash flow basis.

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

     Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Post-Retirement Benefits" (FAS 132), issued in February 1998, amends both FAS 106 and FAS 87, by standardizing disclosure requirements, requiring additional information on changes in benefit obligations and fair value of plan assets, and eliminating certain disclosures. The Company adopted this statement for the fiscal year ended January 30, 1999.

Income Taxes
------------

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," ("SFAS 109"). Under the asset and liability method of SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measures using enacted tax rates expected to be applied to taxable income in the fiscal year in which those temporary differences are expected to be recovered or settled. The effect of any future change in tax rates is recognized in the period in which the change occurs.

Earnings Per Share
------------------

     Earnings per share are presented in accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share, ("SFAS 128") which requires the presentation of "basic" earnings per share and "diluted" earnings per share. Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average shares of common stock outstanding during the period. For the purposes of calculating diluted earnings per share, the denominator includes both the weighted average number of shares of common stock outstanding during the period and the weighted average number of potential common stock, such as stock options.

Segment Reporting
-----------------

     The Company presents its financial information in accordance with Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). Under FAS 131, the Company's business is comprised of two distinct business segments determined by the method of distribution channel. The retail segment is comprised of all full-year stores in addition to all temporary stores and kiosks. Retail product distribution is conducted directly through the store location. The direct marketing segment is comprised of the Hard-to-Find-Tools, Brookstone Gift Collection and Gardeners Eden catalogs, products promoted via SkyMall and the interactive Internet site www.Brookstone.com. Direct marketing product distribution is conducted through the Company's direct marketing call center and distribution facility located in Mexico, Missouri.

Reclassifications
-----------------

     Certain reclassifications have been made to the Fiscal 1998 and Fiscal 1997 balances to conform with the current year.

Recent Accounting Pronouncements
--------------------------------

          In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, collectively referred to as derivatives, and for hedging activities. The Company will adopt SFAS No. 133 as required by SFAS No.137, "Deferral of the Effective Date of the FASB Statement No. 133," in fiscal year 2001. To date the Company has not utilized derivative instruments or hedging activities and, therefore, the adoption of SFAS 133 is not expected to have a material impact on our financial position or results of operations.

          In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 summarizes the SEC's view in applying generally accepted accounting principles to selected revenue recognition issues. The application of the guidance in SAB 101 which will be required in the Company's second quarter of the fiscal year 2000, is under study; no estimate of its possible effect is presently available.

     3. CONSOLIDATED BALANCE SHEET DETAILS
     -------------------------------------

                                            January 29, 2000        January 30, 1999
-------------------------------------------------------------------------------------
Other Current Assets:
Prepaid rent                                      $  3,200,000            $  2,760,000
Prepaid leases and deposits                            785,000                 383,000
Prepaid insurances, postage and other                  587,000               1,086,000
                                                  ------------            ------------
                                                  $  4,572,000            $  4,229,000
                                                  ============            ============
Property and Equipment:
  Leasehold improvements                          $ 37,292,000            $ 34,311,000
  Equipment and fixtures                            52,516,000              49,421,000
                                                  ------------            ------------
Total property and equipment                        89,808,000              83,732,000
                                                  ============            ============

Accumulated depreciation and
 amortization                                      (46,734,000)            (41,608,000)
                                                  ------------            ------------
                                                  $ 43,074,000            $ 42,124,000
                                                  ============            ============


Intangible Assets:
  Trade Name                                      $  5,407,000                     ---
  Customer List                                        908,000                     ---
                                                  ------------            ------------
Total intangible assets                              6,315,000                     ---
Accumulated amortization                              (409,000)                    ---
                                                  ------------            ------------

                                                  $  5,906,000                     ---
                                                  ============            ============

Other Current Liabilities:
Merchandise credits and gift
 certificates                                     $  4,344,000            $  3,357,000

Accrued employee compensation and
 benefits                                            6,792,000               6,013,000

Rent payable                                           924,000                 966,000
Income taxes payable                                 8,249,000               5,337,000
Accrued expenses                                     5,221,000               3,277,000
                                                  ------------            ------------
                                                  $ 25,530,000            $ 18,950,000
                                                  ============            ============

Other Long-term Liabilities:
Straight-line rent liability                      $  5,796,000            $  5,156,000
Employee benefit obligations and other
 long term liabilities                               5,000,000               4,806,000
                                                  ------------            ------------
                                                  $10,796, 000            $  9,962,000
                                                  ============            ============

4. GARDENERS EDEN ACQUISITION
-----------------------------

     Effective on May 3, 1999, the Company acquired certain assets relating to the Gardeners Eden catalog from Williams-Sonoma, Inc. at a purchase price of approximately $9.6 million. The acquisition was accounted for as a purchase. The assets acquired were comprised of inventory valued at approximately $2.4 million, prepaid catalog costs of approximately $.3 million and deferred catalog costs valued at approximately $1.3 million. The value of these assets was offset by a liability of approximately $0.7 million for open customer orders under the Gardeners Eden continuity program. The Company allocated the remaining purchase price, approximately $6.3 million to the valuation of intangible assets consisting of trade name for $5.4 million and customer lists for $0.9 million. The intangible assets are being amortized straight-line, from 3 years to 20 years.


5. INCOME TAXES
---------------

     Temporary differences, which give rise to deferred tax assets and liabilities for Fiscal 1999 and Fiscal 1998, are as follows:

                                        January 29, 2000        January 30, 1999
----------------------------------------------------------------------------------
Deferred tax assets:

 Rent expense                              $2,173,000              $1,920,000
 Inventory capitalization and
  reserves                                    439,000                 323,000

 Employee benefit obligations               1,667,000               1,645,000
 Vacation accrual                             269,000                 267,000
 Merchandise credits and
   gift certificates                        1,301,000                 920,000
 Tax depreciation                             463,000                 598,000
 Other items                                  635,000                 559,000
                                           ----------              ----------
 Total deferred tax asset                  $6,947,000              $6,232,000
                                           ===========             ==========

Deferred tax liabilities:

 Deferred catalog costs                    $  477,000              $  347,000
 Other items                                  103,000                  67,000
                                           ----------              ----------
 Total deferred tax liability              $  580,000              $  414,000
                                           ----------              ----------
Net deferred tax asset                     $6,367,000              $5,818,000
                                           ===========             ==========

     Current and non-current deferred tax assets and liabilities within the same tax jurisdiction are offset for presentation in the consolidated balance sheet. A valuation allowance has not been established as management expects that it is more likely than not that the net deferred tax asset will be realized.

   The provision for income taxes is comprised of the following:

                                                           Year Ended
                                 ----------------------------------------------------------------------
                                 January 29, 2000          January 30, 1999          January 31, 1998
-------------------------------------------------------------------------------------------------------
Current:
    Federal                        $7,962,000               $4,894,000             $ 6,713,000
    State                             884,000                  880,000                 915,000

Deferred:
    Federal                          (476,000)                 225,000              (2,534,000)
    State                             (73,000)                  72,000                (316,000)
                                   ----------               ----------             -----------
                                   $8,297,000               $6,071,000             $ 4,778,000
                                   ==========               ==========             ===========


     Reconciliation of the U. S. Federal statutory rate to the Company's effective tax rate is as follows:

                                                             Year Ended
----------------------------------------------------------------------------------------------------
                                 January 29, 2000         January 30, 1999         January 31, 1998
                                 ----------------         ----------------         ----------------
Statutory federal
 income tax rate                     35%                      34%                      34%

State income taxes,
 net of federal tax
 benefit                              2%                       3%                       3%

Other                                 1%                       2%                       2%
                                   -------                  ------                   ------
Effective income tax
 rate                                38%                      39%                      39%
                                   =======                  ======                   ======

     The exercise of stock options which have been granted under the Company's stock option plans (refer to Note 8) gives rise to compensation which is includable in the taxable income of the optionees and deductible by the Company for federal and state income tax purposes. Such compensation considers increases in the fair market value of the Company's common stock subsequent to the date of the grant. For financial reporting purposes, the tax effect of this deduction is accounted for as a credit to additional paid-in capital rather than as a reduction of income tax expense. Such exercises resulted in a tax benefit to the Company of approximately $782,000, $832,000, and $256,000 in Fiscal 1999, Fiscal 1998 and
Fiscal 1997, respectively.

SEGMENT REPORTING
-----------------

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

     The following table discloses segment net sales, pre-tax income and depreciation and amortization expense for Fiscal 1999, Fiscal 1998 and Fiscal 1997 (in thousands):

                                         Net Sales                              Pre-tax Income
                           ---------------------------------------------------------------------------------
                             1999          1998          1997          1999           1998           1997
                           ------------------------------------  -------------------------------------------
Reportable segment:
   Retail                  $269,384      $242,769      $211,938       $21,729        $16,273        $12,964
   Direct marketing          50,247        29,089        27,928         1,003            808            246

Reconciling items:
   Interest income              ---           ---           ---           535            206            220
   Interest expense             ---           ---           ---        (1,660)        (1,878)        (1,304)
                           ------------------------------------  -------------------------------------------
Consolidated:              $319,631      $271,858      $239,866       $21,607        $15,409        $12,126
                           ====================================  ===========================================


                                Depreciation & Amortization
                            ------------------------------------
                              1999          1998          1997
                            ------------------------------------
Reportable segment:
   Retail                    $8,514        $7,575        $6,708
   Direct marketing             630           217           213
                            ------------------------------------
Consolidated:                $9,144        $7,792        $6,921
                            ====================================

7. DEBT
-------

Revolving Credit Agreement

     The Company has a revolving credit agreement that provides for borrowings of up to $75 million for letters of credit and working capital as long as the Company meets a borrowing base test equal to 50% of the amount of eligible inventory and outstanding documentary letters of credit (increasing to 65% June through July and to 75% August through November). Amounts available for borrowings are reduced by the aggregate amount of outstanding letters of credit, which may not exceed $40 million, and borrowings. The revolving credit agreement requires the Company to have no more than $10 million in borrowings (excluding letters of credit) outstanding for one 30 consecutive day period during the December 15 to April 30 period. Borrowings outstanding under this facility bear interest, at the election by the Company, equal to the agent bank's base lending rate or the Eurodollar rate for the applicable period plus an additional 1.0%, 1.25% or 1.5% depending on the applicable cash flow coverage ratio (at January 29, 2000 the rate was 7.03%). In addition, the Company is obligated to pay a fee of 0.25% or 0.30% on the unused portion of the commitment and 0.50%, 0.625% or 0.75% on documentary letters of credit (depending on the applicable cash flow coverage ratio). The facility expires July 31, 2002. At the Lender's option, all positive cash balances held by the Lender's banks may be applied to the outstanding balance of the revolving line of credit. The revolving credit agreement contains a number of restrictive covenants, including limitations on incurring additional indebtedness, granting liens, selling assets, engaging in mergers and other similar transactions, engaging in new business lines and making capital expenditures. In addition, the agreement prohibits the paying of cash dividends on common stock and requires that the Company maintain certain financial ratios, including tests pertaining to net worth, ratio of liabilities to net worth and cash flow coverage. During the year ended and as of January 29, 2000, the Company was in compliance with these covenants.

     On May 11, 1999 the Company amended and restated the above-mentioned credit agreement to accommodate the Company's acquisition of the Gardeners Eden catalog from Williams-Sonoma, Inc. The amended agreement remains substantially the same as outlined above.

     During Fiscal 1999, the Company borrowed a maximum amount of $30.0 million under the revolving credit facility. There were no outstanding borrowings under the revolving credit agreement respectively at January 29, 2000 and January 30, 1999. There were $6.0 million and $5.7 million in outstanding documentary letters of credit at January 29, 2000 and January 30, 1999, respectively. In addition, $1.5 million in stand-by letters of credit were drawable by store lessors at January 29, 2000 and January 30, 1999.

Capital Lease Obligation

     The Company's lease for its Mexico, Missouri distribution facility extends over twenty years at prime plus 1% per annum (9.25% at January 29, 2000 and 9.50% at January 30, 1999). The interest rate is adjusted annually on November 1.

     The principal balance of this obligation amounted to $2.6 million at January 29, 2000 and $2.7 million at January 30,1999. Property capitalized under this capital lease amounted to $3.1 million, with accumulated amortization of $631,000 and $533,000 at January 29, 2000 and January 30, 1999, respectively.

     Scheduled payments of the capital lease obligation as of January 29, 2000 are as follows:

Fiscal Year
2000                                               $   338,000
2001                                                   338,000
2002                                                   338,000
2003                                                   338,000
2004                                                   338,000
Thereafter                                           2,924,000
                                                  ------------
                                                   $ 4,614,000

Interest on capital lease obligation
 included above                                     (2,003,000)
                                                  ------------
Remaining principal                                $ 2,611,000
                                                  ============

     Current portion of the capital lease obligation equaled $100,000 and $89,000 at January 29, 2000 and January 30, 1999, respectively.


8. SHAREHOLDERS' EQUITY
-----------------------

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

Employee Stock Plans

The Company has stock option plans for key associates, officers and directors of the Company, which provide for nonqualified and incentive stock options. The Board of Directors determines the term of each option, option price and number of shares at the date of grant. For all options granted after Fiscal 1991, such option prices equaled the fair market value at the date of grant. Options granted generally vest over four years from the date of grant and expire after ten years. Certain non-qualified options become exercisable five years from the date of grant, however, the exercise date of all or a portion of such options may be accelerated if the price of the Company's common stock reaches certain target amounts. At January 29, 2000, options of 498,884 shares were exercisable under the various associate stock option plans, and 37,997 shares were exercisable under the Directors' stock option plan. At January 29, 2000, options of 638,095 shares were available for future grants under the various associate stock option plans, and 94,000 shares were available for future grants under the Directors' stock option plan.

     The Company also has an employee stock purchase plan, which covers substantially all associates and allows for the issuance of a maximum of 60,000 shares of common stock. The options are exercisable at the lower of 85% of market value at the beginning or end of the six-month period, through accumulation of payroll deductions of up to 10% of each participating employee's regular base pay during such period. Purchases occur at the end of one or more option periods. Since adoption, there have been three, six-month option periods, which began on July 1, 1993, January 1, 1994 and November 4, 1997. The six-month option period that began on November 4, 1997 expired on May 4, 1998, resulting in the issuance of 17,102 shares to participating associates. The Board of Directors may, at its discretion, extend the 1992 Employee Stock Purchase Plan for additional periods. As of January 29, 2000, there were 14,033 options available for future grants under this plan.

     Transactions under the Company's stock option plans for each of the three years in the period ended January 29, 2000 are as follows:

                                                               Weighted Average  Exercise
                                     Number of Shares                     Price
-------------------------------------------------------------------------------------------

Outstanding at
  February 1, 1997                      1,173,643                          $ 6.51
     Granted                              354,000                          $ 8.79
     Exercised                            (77,771)                         $ 2.14
     Canceled                            (188,250)                         $ 8.65
                                       ----------                          -------
Outstanding at
  January 31, 1998                      1,261,622                          $ 7.10
     Granted                              113,500                          $12.89
     Exercised                           (176,100)                         $ 0.53
     Canceled                             (67,625)                         $ 9.26
                                       ----------                          -------

Outstanding at
  January 30, 1999                      1,131,397                          $ 8.58
     Granted                               68,000                          $15.21
     Exercised                           (232,304)                         $ 3.91
     Canceled                             (85,584)                         $12.84
                                       ----------                          -------
Outstanding at
January 29, 2000                          881,509                          $ 9.90
                                       ==========                          ======

          Of the 881,509 shares outstanding at January 29, 2000, 817,509 shares were outstanding under the various associate stock option plans, and 64,000 shares were outstanding under the Directors' stock option plan.

          SFAS No. 123, "Accounting for Stock-Based Compensation" permits the Company to follow the measurement provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees", and not recognize compensation expense for its stock-based incentive plans. Had compensation cost for the Company's stock-based incentive compensation plans been determined based on the fair value at the grant dates of awards under those plans, consistent with the methodology prescribed by SFAS No. 123, the Company's net income and related earnings per share for fiscal 1999, 1998 and 1997 would have been reduced to the pro forma amounts indicated below:

                                             Fiscal Year
                                 ---------------------------------
                                   1999         1998         1997
                                 ---------    --------    --------
Net income - as reported        $13,310,000   $9,338,000  $7,348,000
Net income - pro forma           12,958,000    8,973,000   6,992,000

Earnings per share - basic
             As reported        $      1.63   $     1.17  $     0.94
             Pro forma                 1.59         1.12        0.89

Earnings per share - diluted
             As reported        $      1.58   $     1.13  $     0.91
             Pro forma                 1.54         1.08        0.86


     The fair value of each option grant is estimated on the date of grant using the Black - Scholes option-pricing model with the following weighted-average assumptions.


                                             Fiscal Year
                                   --------------------------------
                                     1999        1998        1997
                                   --------  ------------  --------
Expected stock price volatility       47.9%         47.8%     49.9%
Risk-free interest rate                5.8%          5.4%      6.1%
Expected life of options           5 years       5 years   5 years
Dividend yield                         ---           ---       ---

     The weighted average fair value of options granted for Fiscal 1999, Fiscal 1998 and Fiscal 1997 are $7.52, $6.30 and $4.49, respectively.

     The following table summarizes information about stock options outstanding at January 29, 2000:


                                 Options Exercisable                  Options Outstanding
                       ---------------------------------------------------------------------------
  Range of Exercise        Number          Weighted        Weighted       Number       Weighted
      Prices           Outstanding at       Average        Average      Exercisable     Average
                           1/29/00         Remaining       Exercise     at 1/29/00     Exercise
                                          Contractual       Price                        Price
                                             Life
                       ----------------------------------------------------------------------------
$0.002                          31,882     1.6 years           $0.002         31,882       $0.002
$0.63                            2,000     2.3 years           $ 0.63          2,000       $ 0.63
$5.375-$8.00                   111,502     4.7 years           $ 5.58        111,502       $ 5.58
$8.125-$11.8125                506,125     6.7 years           $ 9.34        231,332       $ 9.38
$13.4375-$15.3125              230,000     6.1 years           $14.70        160,165       $14.51
----------------------------------------------------------------------------------------------------
                               881,509                                       536,881

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

                                      January 29, 2000      January 30, 1999      January 31,1998
                                      -----------------     -----------------     ----------------
Net income                                   $13,310,000            $9,338,000            $7,348,000
                                             ===========            ==========            ==========
Weighted average common shares
 outstanding                                   8,155,000             7,988,000             7,824,000


Effect of dilutive securities:
  Stock options                                  267,000               297,000               295,000
                                             -----------            ----------            ----------
Weighted average common shares
 and common share equivalents                  8,422,000             8,285,000             8,119,000
                                             ===========            ==========            ==========



9. PENSION AND 401(K) PLANS
---------------------------

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

     The Company sponsors a 401(k) plan for all associates who have completed at least one year of service with a minimum of 1,000 hours and have attained the age of 21. The Board of Directors, concurrently with freezing the pension plan, approved the increase of the Company's 401(k) matching contribution of each participating employee's salary from a maximum of 1.5% to a maximum of 4.0%. The Company's matching 401(k) contribution was $618,000, $402,000 and $175,000 in Fiscal 1999, Fiscal 1998 and Fiscal 1997, respectively.

     The following tables set forth the pension plan's funded status and amounts recognized in the Company's consolidated financial statements.

                                 January 29, 2000        January 30, 1999
---------------------------------------------------------------------------
Change in projected benefit
 obligation:

Projected benefit
 obligation at beginning
 of fiscal year                          $4,092,000             $ 4,576,000
Service cost                                120,000                 230,000
Interest cost                               282,000                 284,000
Actuarial loss (gain)                      (344,000)                385,000
Expenses paid                              (117,000)               (120,000)
Benefits paid                              (193,000)               (168,000)
Curtailment                                     ---              (1,095,000)
                                         ----------             -----------
Projected benefit
 obligation at end of
 fiscal year                             $3,840,000             $ 4,092,000
                                         ==========             ===========

     The change in plan assets was:

                                            January 29, 2000      January 30, 1999
-----------------------------------------------------------------------------------
Fair value at beginning of fiscal year             $3,940,000             $3,373,000
Actual return on plan assets                          553,000                458,000
Employer contributions                                 28,000                397,000
Expenses paid                                        (117,000)              (120,000)
Benefits paid                                        (193,000)              (168,000)
                                                   ----------             ----------
Fair value at end of fiscal year                   $4,211,000             $3,940,000
                                                   ==========             ==========

     The funded status was:

                                           January 29, 2000       January 30, 1999
-----------------------------------------------------------------------------------
Funded status at end of year                        $ 371,000              $(152,000)
Unrecognized net actuarial gain                      (812,000)              (255,000)
                                                   ----------             ----------
Accrued benefit cost                                $(441,000)             $(407,000)
                                                   ==========             ==========


             Assumptions used in computing the funded status were as follows:

Weighted average discount rate                           7.50%                  6.75%
Expected return on plan assets                              9%                     9%
Rate of increase in compensation levels                     4%                     4%

             The components of net periodic pension cost were as follows:

                                            January 29, 2000          January 30, 1999
                                         ----------------------------------------------
Service cost                                          $ 120,000                  $ 230,000
Interest cost                                           282,000                    284,000
Expected return on plan assets                         (340,000)                  (334,000)
Amortization of prior service cost                          ---                     (8,000)
Recognized net actuarial loss                               ---                      6,000
                                                      ---------                  ---------
Net periodic benefit cost                             $  62,000                  $ 178,000
                                                      =========                  =========

10. POST-RETIREMENT BENEFITS OTHER THAN PENSIONS
------------------------------------------------

          The Company sponsors a defined benefit post-retirement medical plan that covers all of its full time associates. All associates who retire from the Company's defined benefit pension plan who have either attained age 65 with five years of service, or who have attained age 55 with 10 years of service and 70 points are eligible. Associates, who retire prior to age 65, and their spouses, are each required to contribute 50% of the premium. Spouses of associates who retire after age 65 with 10 years of service are required to contribute 50% of their premium. Associates, who retire at age 65 with five to nine years of service, and their spouses, are required to contribute 50% and 75% of the premium, respectively. Associates not eligible for retirement as of February 1, 1992 will be required to contribute the amount of premium in excess of $4,200 pre-65 and $2,225 post-65; spouses are not eligible. The plan is not funded.

          The following tables set forth the post-retirement plans funded status and amounts recognized in the Company's consolidated financial statements.

                                            January 29, 2000       January 30, 1999
------------------------------------------------------------------------------------
Accumulated post-retirement benefit
 obligation:
APBO at end of prior fiscal year                    $1,192,000             $1,378,000
Service Cost                                            81,000                 72,000
Interest Cost                                           86,000                 78,000
Actuarial loss / (gain) and assumption
 change                                                 41,000               (287,000)

Benefits paid                                          (68,000)               (49,000)
                                                    ----------             ----------
APBO at end of current fiscal year                  $1,332,000             $1,192,000
                                                    ==========             ==========

The change in plan assets was:

                                           January 29, 2000       January 30, 1999
----------------------------------------------------------------------------------
Fair value at beginning of fiscal year        $    ---               $    ---
Actual return on plan assets                       ---                    ---
Employer contributions                          68,000                 49,000
Participant contributions                          ---                    ---
Expenses paid                                      ---                    ---
Benefits paid                                  (68,000)               (49,000)
                                              --------               --------
Fair value at end of fiscal year              $      0               $      0
                                              ========               ========

  The amounts recognized in the statement of financial position consisted of:

                                           January 29, 2000       January 30, 1999
-----------------------------------------------------------------------------------

Accrued benefit cost (other plans)                $(2,901,000)           $(2,929,000)
                                                 ------------            -----------
Accrued benefit cost                              $(2,901,000)           $(2,929,000)

Funded status at end of fiscal year                (1,332,000)            (1,192,000)
Unrecognized prior service cost                      (945,000)            (1,047,000)
Unrecognized net actuarial gain                      (624,000)              (690,000)
                                                 ------------            -----------
Accrued benefit cost                              $(2,901,000)           $(2,929,000)

     The components of the net periodic post-retirement benefit cost were:

                                           January 29, 2000       January 30, 1999
----------------------------------------------------------------------------------

Service cost                                        $  81,000              $  72,000
Interest cost                                          86,000                 78,000
Amortization of prior service cost                   (102,000)              (102,000)
Recognized net actuarial gain                         (25,000)               (34,000)
                                                 ------------            -----------
Net periodic benefit cost                           $  40,000              $  14,000

  The weighted average discount rate used in determining the accumulated post-retirement benefit obligation was 7.50% as of January 29, 2000 and 6.75% as of January 30, 1999. For measurement purposes, an 8.0% annual rate of increase in the per capita cost of covered health care benefits was assumed for Fiscal 1999; this rate was assumed to decrease gradually down to 5% for Fiscal 2004 and remain at that level thereafter.

     The medical cost trend rate assumption has a significant effect on the amounts reported. However, the impact of medical inflation eventually diminishes because of the limit of the Company's share of plan cost for accruals for associates who were not eligible to retire as of February 1, 1992. A one percentage point change in assumed health care cost trend rate would have had the following effects on January 29, 2000:

                                           Increase      Decrease
                                           --------      --------
Effect on total of service
  and interest cost components              $  3,200      $  (3,400)

Effect on accumulated post-retirement
  benefit obligation                        $ 39,500      $ (38,500)


11. COMMITMENTS AND CONTINGENCIES
---------------------------------

Lease Commitments

     The Company leases all of its retail store locations and its corporate headquarters. These leases are non-cancelable and have terms of up to 15 years. Certain leases provide for additional rents payable based on store sales.

     At January 29, 2000, the minimum future rentals on non-cancelable operating leases are as follows:

Fiscal Year

2000                                                        $ 23,768,000
2001                                                          22,889,000
2002                                                          22,332,000
2003                                                          21,207,000
2004                                                          20,357,000
Thereafter                                                    76,108,000
                                                            ------------
                                                            $186,661,000
                                                            ============

     Rent expense was approximately $24.9 million, $22.7 million and $19.6 million for the years ended January 29, 2000, January 30, 1999 and January 31, 1998, respectively, including contingent rent expenses of approximately $200,000, $310,000 and $253,000, respectively. This rent expense, along with other costs of occupancy are included in cost of sales in the consolidated statement of income.

Litigation

     The Company is involved in various legal proceedings arising in the normal course of business. Management believes that the resolution of these matters will not have a material effect on the consolidated financial statements.

                                                                    EXHIBIT 23.1

                       CONSENT OF INDEPENDENT ACCOUNTANTS



We hereby consent to the incorporation by reference in the Registration Statement on Form S-8 (No. 33-88174) of Brookstone, Inc. of our report dated March 21, 2000 relating to the financial statements and financial statement schedules, which appears in this Form 10-K.



PricewaterhouseCoopers LLP
Boston, Massachusetts
April 27, 2000

CONSOLIDATED FINANCIAL STATEMENT SCHEDULES.

Schedule II    Valuation and Qualifying Accounts and Reserves

                          Year ended January 29, 2000
------------------------------------------------------------------------------------------------------
                                 Beginning       Charged to costs                            Ending
        Description               Balance          and expenses        Deductions            Balance

Allowance for doubtful
 accounts                           $  176,000            $211,000         $(62,000)       $  325,000
                                    ----------            --------         --------        ----------
Inventory reserve                   $2,378,000            $683,000         $      0        $3,061,000
                                    ----------            --------         --------        ----------

                          Year ended January 30, 1999
------------------------------------------------------------------------------------------------------
                                 Beginning       Charged to costs                      Ending Balance
        Description               Balance          and expenses        Deductions


Allowance for doubtful
 accounts                           $  324,000            $ 86,000         $(234,000)       $  176,000
                                    ----------            --------         ---------        ----------
Inventory reserve                   $1,926,000            $452,000         $       0        $2,378,000
                                    ----------            --------         ---------        ----------

                           Year ended January 31,1998
------------------------------------------------------------------------------------------------------
                                 Beginning       Charged to costs                     Ending Balance
        Description               Balance          and expenses        Deductions

Allowance for doubtful
 accounts                           $  222,000            $114,000        $ (12,000)       $  324,000
                                    ----------            --------        ---------        ----------

Inventory reserve                   $1,543,000            $713,000        $(330,000)       $1,926,000
                                    ----------            --------        ---------        ----------
------------------------------------------------------------------------------------------------------


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

10.8 1992 Equity Incentive Plan, as amended and restated (filed with the Securities and Exchange Commission as Exhibit A to the Registrant's 1999 Proxy Statement, and incorporated herein by reference).

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

10.24 Revolving Credit Agreement dated September 22, 1997, among the Company, Brookstone Company, Inc. ("BCI") and Brookstone Stores, Inc. and BankBoston N.A. as agent for the lenders (files with the Securities and Exchange Commission s Exhibit
                    10.25 to the Registrant's Form 10-Q for the quarter ended November 1, 1997 and incorporated herein by reference.)

10.25 Amended and Restated Revolving Credit Agreement dated May 11, 1999, among the Company, Brookstone Company, Inc. ("BCI") and Brookstone Stores, Inc., Brookstone Acquisitions Sub, Inc. and BankBoston N.A. as agent for the lenders (filed herewith).

EXHIBIT NO          DESCRIPTION

10.26 1999 Equity Incentive Plan (filed with the Securities and Exchange Commission as Exhibit A to the Registrant's 1999 Proxy Statement, and incorporated herein by reference).

10.27 Employment Agreement dated January 17, 2000, between the Company and Kenneth J. Mesnik (filed herewith).

EXHIBIT NO          DESCRIPTION

13 The 1999 Annual Report to Stockholders of the Company, except for those portions thereof which are incorporated in this Form 10-K, shall be furnished for the information of the Commission and shall not be deemed "filed".

21                  List of Subsidiaries (filed herewith)

23.1 Consent of PricewaterhouseCoopers LLP which is reflected on P. 52 (filed herewith).

27                  Financial Data Schedule (filed herewith).

14(b)  Reports on Form 8-K

The Company did not file any reports on Form 8-K during the quarter ended January 29, 2000.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 28, 2000.

                                         Brookstone, Inc.

                                By: /s/ Philip W. Roizin
                                    --------------------
                                        Philip W. Roizin
                                        Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities, each on April 28, 2000.


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


/s/ Mone Anathan, III      Director
----------------------
  Mone Anathan, III


/s/ Adam Kirsch            Director
------------------------
  Adam Kirsch


/s/ Michael L. Glazer      Director
---------------------
   Michael L. Glazer


/s/ Robert F. White        Director
------------------------
  Robert F. White
