Form 10-Q
period 2000-04-29
BROOKSTONE INC
filed 2000-06-13
CIK 830134

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended April 29, 2000
                                                --------------
                                       OR
[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _________________to _________________

                         Commission file number 0-21406
                 ----------------------------------------------

                                Brookstone, Inc.
      ---------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  Delaware                                        06-1182895
                  ---------                                       ----------
(State or other jurisdiction of incorporation                  (I.R.S. Employer
             or organization)                                Identification No.)

                     17 Riverside Street, Nashua, NH  03062
                     --------------------------------------
               (address of principal executive offices, zip code)

                                  603-880-9500
                                  ------------
              (Registrant's telephone number, including area code)

            --------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

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
Yes      No
    ----   -----

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 8,304,140 shares of common
                                                 ---------
stock as of June 9, 2000.

                                BROOKSTONE, INC.

                               Index to Form 10-Q


Part I: Financial Information                                        Page No.
        ---------------------                                        --------

Item 1:
     Consolidated Balance Sheet
      as of April 29, 2000, January 29, 2000 and May 1, 1999              3

     Consolidated Statement of Operations for the thirteen weeks
      ended April 29, 2000 and May 1, 1999                                4

     Consolidated Statement of Cash Flows for the thirteen
      weeks ended April 29, 2000 and May 1, 1999                          5

     Notes to Consolidated Financial Statements                           6

Item 2:
     Management's Discussion and Analysis of Financial
      Condition and Results of Operations                                 8

Part II: Other Information
         -----------------

Item 1:
     Legal Proceedings                                                   10

Item 2:
     Change in Securities                                                10

Item 3:
     Defaults by the Company upon its Senior Securities                  10

Item 4:
     Submission of Matters to a Vote of Security Holders                 10

Item 5:
     Other Information                                                   10

Item 6:
     Exhibits and Reports on Form 8-K                                    10

Signatures                                                               11

                                BROOKSTONE, INC.
                           CONSOLIDATED BALANCE SHEET
                       (IN THOUSANDS, EXCEPT SHARE DATA)


                                               (Unaudited)                                  (Unaudited)
                                              April 29, 2000        January 29, 2000        May 1, 1999
                                              --------------        ----------------        -----------
Assets
-------
Current assets:
    Cash and cash equivalents                   $   1,600             $  31,389             $   1,808
    Receivables, net                                4,915                 5,425                 6,051
    Merchandise inventories                        52,089                43,639                43,443
    Deferred income taxes                           5,524                 2,561                 4,787
    Other current assets                            4,741                 4,572                 4,066
                                                ---------             ---------             ---------
        Total current assets                       68,869                87,586                60,155

Deferred income taxes                               3,806                 3,806                 3,643
Property and equipment, net                        41,265                43,074                40,714
Intangible assets, net                              5,769                5 ,906                  --
Other assets                                        1,393                 1,534                 1,468
                                                ---------             ---------             ---------
                                                $ 121,102             $ 141,906             $ 105,980
                                                =========             =========             =========

Liabilities and Shareholders' Equity
------------------------------------

Current liabilities:
    Accounts payable                               12,543                15,759                14,667
    Other current liabilities                      12,555                25,530                10,303
                                                ---------             ---------             ---------
         Total current liabilities                 25,098                41,289                24,970

Other long-term liabilities                        10,902                10,796                10,068
Long-term obligation under capital lease            2,484                 2,511                 2,589

Commitments and contingencies

Shareholders' equity:
Preferred stock, $0.001 par value:
 Authorized - 2,000,000 shares; issued and
 outstanding - 0 shares at April 29, 2000,
 January 29, 2000 and May 1, 1999
Common stock, $0.001 par value:
 Authorized 50,000,000 shares; issued and
 outstanding - 8,304,140 shares at April 29,
 2000, 8,296,890 shares at January 29, 2000
 and 8,133,838 shares at May 1, 1999                    8                     8                     8
Additional paid-in capital                         50,048                50,020                48,997
Retained earnings                                  32,609                37,329                19,395
Treasury stock, at cost - 3,616 shares at
 April 29, 2000, January 29, 2000 and
 May 1, 1999                                          (47)                  (47)                  (47)
                                                ---------             ---------             ---------
Total shareholders' equity                         82,618                87,310                68,353
                                                ---------             ---------             ---------
                                                $ 121,102             $ 141,906             $ 105,980
                                                =========             =========             =========

Note: The accompanying notes are an integral part of these financial statements.

                                BROOKSTONE, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (Unaudited)

                                                     Thirteen Weeks Ended
                                             --------------------------------------
                                             April 29,2000              May 1, 1999
                                             -------------              -----------

Net sales                                      $ 49,228                    $ 42,100

Cost of sales                                    35,341                      31,819
                                               --------                    --------
Gross profit                                     13,887                      10,281

Selling, general and administrative
expenses                                         21,585                      17,652

Loss from operations                             (7,698)                     (7,371)

Interest (income)/loss, net                         (37)                        135
                                               --------                    --------
Loss before taxes                                (7,661)                     (7,506)

Income tax benefit                               (2,942)                     (2,882)
                                               --------                    --------
Net loss                                       $ (4,719)                   $ (4,624)
                                               ========                    ========
Net loss per share - basic/diluted             $  (0.57)                   $  (0.57)

Weighted average shares
outstanding - basic/diluted                       8,299                       8,095
                                               --------                    --------

Note: The accompanying notes are an integral part of these financial statements.

                                BROOKSTONE, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (Unaudited)

                                                                         Thirteen Weeks Ended
                                                                    ---------------------------------
                                                                    April 29, 2000        May 1, 1999
                                                                    --------------        -----------

Cash flows from operating activities:

Net loss                                                            $ (4,719)             $ (4,624)

Adjustments to reconcile net loss to net cash used by operating activities:

  Depreciation and amortization                                        2,510                 2,012
  Amortization of debt issuance costs                                     36                    36
  Deferred income taxes                                               (2,963)               (3,006)
  (Increase) decrease in other assets                                    105                  (205)
  Increase in other long-term liabilities                                106                   106

Changes in working capital:
   Accounts receivable, net                                              510                   205
   Merchandise inventories                                            (8,450)               (5,999)
   Other current assets                                                 (169)                  557
   Accounts payable                                                   (3,216)                3,940
   Other current liabilities                                         (12,975)               (8,647)
                                                                    --------              --------
Net cash used by operating activities                                (29,225)              (15,625)
                                                                    --------              --------
Cash flows from investing activities:
   Expenditures for property and equipment                              (564)                 (602)
                                                                    --------              --------
Net cash used for investing activities                                  (564)                 (602)
                                                                    --------              --------
Cash flows from financing activities:
   Payments for capitalized lease                                        (27)                  (23)
   Proceeds from exercise of stock options and related tax
    benefits                                                              27                   667
                                                                    --------              --------
Net cash provided by financing activities                               --                     644
                                                                    --------              --------
Net decrease in cash and cash equivalents                            (29,789)              (15,583)

Cash and cash equivalents at beginning of period                      31,389                17,391
                                                                    --------              --------
Cash and cash equivalents at end of period                          $  1,600              $  1,808
                                                                    ========              ========

Note: The accompanying notes are an integral part of these financial statements.

                                BROOKSTONE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The results of the thirteen-week period ended April 29, 2000 are not necessarily indicative of the results for the full fiscal year. The Company's business, like the business of retailers in general, is subject to seasonal influences. Historically, the Company's fourth fiscal quarter, which includes the winter holiday selling season, has produced a disproportionate amount of the Company's net sales and substantially all of its income from operations. The Company expects that its business will continue to be subject to such seasonal influences.

2. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles and practices consistently applied. In the opinion of the Company, these financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position and the results of operations for the periods reported. Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that the accompanying consolidated financial statements be read in conjunction with the annual financial statements and notes thereto which may be found in the Company's Fiscal 1999 annual report.

3. The exercise of stock options which have been granted under the Company's stock option plans gives rise to compensation which is includable in the taxable income of the optionees and deductible by the Company for tax purposes upon exercise. Such compensation reflects an increase in the fair market value of the Company's common stock subsequent to the date of grant. For financial reporting purposes, the tax effect of this deduction is accounted for as a credit to additional paid-in capital rather than as a reduction of income tax expense. Such exercises resulted in a tax benefit to the Company of approximately $22,000 for the thirteen-week period ended April 29, 2000.

4. Business conducted by the Company can be segmented into two distinct areas determined by the method of distribution channel. The retail segment is comprised of all full-year stores in addition to all temporary stores and kiosks. Retail product distribution is conducted directly through the store location. The direct marketing segment is comprised of the Hard-to-Find Tools, Brookstone Gift Collection and Gardeners Eden catalogs and the interactive Internet site www.Brookstone.com. Direct marketing product distribution is conducted through the Company's direct marketing call center and distribution facility located in Mexico, Missouri. Both segments of the Company sell similar products, although not all Company products are fully available within both segments.

     All costs directly attributable to the direct marketing segment are charged accordingly while all remaining operating costs are charged to the retail segment. The Company's management does not review assets by segment.

     The table below discloses segment net sales and pre-tax loss for the thirteen weeks ended April 29, 2000 and May 1, 1999 (in thousands).



                                   Net Sales                               Pre-tax Loss
                        --------------------------------         ----------------------------------
                        April 29, 2000       May 1, 1999         April 29, 2000         May 1, 1999
                        --------------------------------         ----------------------------------
Reportable segment:
  Retail                   $40,589              $37,302              $(6,217)              $(6,677)
  Direct marketing           8,639                4,798               (1,481)                 (694)

Reconciling items:
   Interest expense           --                   --                   (317)                 (288)
   Interest income            --                   --                    354                   153
                        --------------------------------         ----------------------------------
Consolidated:              $49,228              $42,100              $(7,661)              $(7,506)
                        ================================         ==================================

5. Basic and diluted earnings per share (EPS) were calculated for the thirteen weeks ended April 29, 2000 as follows:


                                                  Thirteen Weeks Ended
                                              -----------------------------
                                              April 29, 2000    May 1, 1999
                                              --------------    -----------

Net loss                                         $(4,719)        $(4,624)
                                                 =======         =======

Weighted average number of common shares
 outstanding
                                                   8,299           8,095

Effect of dilutive securities:
   Stock options                                    --              --
                                                 -------         -------
Weighted average number of common shares
 as adjusted                                       8,299           8,095
                                                 =======         =======

Net loss per share - basic/diluted
                                                 $ (0.57)        $ (0.57)
                                                 =======         =======

For the thirteen week period ended April 29, 2000, antidilutive shares of 242,539 were excluded from the computations of diluted earnings per share. For the thirteen week period ended May 1, 1999, antidilutive shares of 257,214 were excluded from the computation of diluted earnings per share.

                                BROOKSTONE, INC.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR
                 THE THIRTEEN-WEEK PERIOD ENDED APRIL 29, 2000

Results of Operations
---------------------

     For the thirteen-week period ended April 29, 2000, net sales increased 16.9% over the comparable period last year. Comparable store sales for the thirteen-week period increased 1.8%. The retail sales increase reflected the results of opening 13 new stores subsequent to the first quarter of Fiscal 1999 and an increase in same store sales. The total number of Brookstone stores open at the end of the thirteen-week period ended April 29, 2000 was 211 versus 198 at the end of the comparable period in Fiscal 1999. Direct marketing sales increased 80% over the comparable period last year. This increase was primarily the result of revenue from the Gardeners Eden catalog, which was acquired, in the second fiscal quarter of 1999.

     Gross profit as a percentage of net sales was 28.2% for the thirteen-week period ended April 29, 2000, versus 24.4% for the comparable period last year. The increase in the percentage was primarily attributable to a decrease in net material costs resulting from lower sourcing costs, combined with a decrease in the occupancy percentage resulting from the increase in direct marketing sales, primarily from Gardeners Eden, which bear no associated occupancy costs.

     Selling, general and administrative expenses as a percentage of net sales were 43.8% for the thirteen-week period ended April 29, 2000 versus 41.9% for the comparable period last year. This increase in percentage was primarily due to the cost associated with the production and distribution of the Gardeners Eden catalog, which had no similar costs in the first quarter of last year.

     Net interest income for the thirteen-week period ended April 29, 2000 was $37 thousand compared to $135 thousand net interest expense during the comparable period last year. This decrease is primarily the result of increased investment income as a result of higher average investments as compared with last fiscal year.

     As a result of the foregoing, the Company reported a net loss of $4.7 million, or $0.57 per basic/diluted share, for the thirteen-week period ended April 29, 2000, as compared to a net loss of $4.6 million, or $0.57 per basic/diluted share, for the comparable period last year.

Financial Condition
-------------------

     For the first quarter of Fiscal 2000, net cash used by operating activities totaled $29.2 million, primarily as a result of the net loss, purchase of inventory and payment of income taxes. Cash used for investment activities during the first quarter of Fiscal 2000, representing the purchase of property and equipment, amounted to $0.6 million.

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

     Merchandise inventories were $52.1 million at April 29, 2000 compared to $43.6 million at January 29, 2000. The increase in inventory reflects the timing of inventory purchases for the upcoming Father's Day holiday. The accounts payable balance was $12.5 million at April 29, 2000 compared to $15.8 million at January 29, 2000. The decrease in accounts payable reflects the continued transition from domestic to foreign merchandise vendors and the timing of payments.

     The Company's capital expenditures in the first quarter of Fiscal 2000 were principally related to the opening of and the remodeling of stores, which will be completed during the second quarter of Fiscal 2000. The Company anticipates opening approximately 18 to 20 new stores, including as many as five airport locations, and expects to remodel approximately seven stores during Fiscal 2000.

     The Company maintains a revolving credit agreement to finance inventory purchases, which historically peak in the third quarter in anticipation of the winter holiday selling season. At April 29, 2000, the Company had no outstanding borrowings under its revolving credit agreement. At May 1, 1999 the Company had no outstanding borrowings under its revolving credit agreement.

     The Company believes that available borrowings, cash on hand and anticipated cash generated from operations will be sufficient to finance planned retail store openings / remodelings and other capital requirements throughout Fiscal 2000.


Outlook: Important Factors and Uncertainties
--------------------------------------------

     Statements in this quarterly report which are not historical facts, including statements about the Company's confidence or expectations, plans for opening new stores, capital needs and liquidity and other statements about the Company's operational outlook, are forward-looking statements subject to risks and uncertainties that could cause actual results to differ materially from those set forth in such forward-looking statements. Such risks and uncertainties include, without limitation, risks of changing market conditions in the overall economy and the retail industry, consumer demand, the availability of appropriate real estate locations and the ability to negotiate favorable lease terms in respect thereof, customer response to the Company's direct marketing initiatives, availability of products, availability of adequate transportation of such products and other factors detailed from time to time in the Company's annual and other reports filed with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date thereof. The Company undertakes no obligations to publicly release any revisions to these forward-looking statements or reflect events or circumstances after the date hereof.

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

           A)  Reports on Form 8-K

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



                                              Brookstone, Inc.
                                              ----------------
                                                (Registrant)



                                              /s/  Philip W. Roizin
                                              --------------------------------
June 12, 2000                                            (Signature)

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