Form 10-Q
period 2000-07-29
BROOKSTONE INC
filed 2000-09-12
CIK 830134

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-Q


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                 For the quarterly period ended July 29, 2000
                                                -------------
                                       OR
[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

      For the transition period from _______________to _______________

          Commission file number             0-21406
                                -------------------------------------

                             Brookstone, Inc.
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

                    17 Riverside Street, Nashua, NH 03062
               ------------------------------------------------
              (address of principal executive offices, zip code)

                                 603-880-9500
                                 ------------
             (Registrant's telephone number, including area code)

   -------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X    No____
   -----

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes____     No____

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 8,319,640 shares of common stock as of September 8, 2000.

                               BROOKSTONE, INC.

                              Index to Form 10-Q

Part I:   Financial Information                                                      Page No.
          ---------------------                                                      --------

Item 1:
          Consolidated Balance Sheet
          as of July 29, 2000, January 29, 2000 and July 31, 1999                       3

          Consolidated Statement of Operations for the thirteen
          & twenty-six weeks ended July 29, 2000 and July 31, 1999                      4

          Consolidated Statement of Cash Flows for the twenty-six
          weeks ended July 29, 2000 and July 31, 1999                                   5

          Notes to Consolidated Financial Statements                                    6

Item 2:
          Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                           8

Part II:  Other Information
          -----------------

Item 1:
          Legal Proceedings                                                             10

Item 2:
          Change in Securities                                                          10

Item 3:
          Defaults by the Company upon its Senior Securities                            10

Item 4:
          Submission of Matters to a Vote of Security Holders                           10

Item 5:
          Other Information                                                             10

Item 6:
          Exhibits and Reports on Form 8-K                                              10

Signatures                                                                              11

                               BROOKSTONE, INC.
                          CONSOLIDATED BALANCE SHEET
                       (In thousands, except share data)


                                                          (Unaudited)                                 (Unaudited)
                                                         July 29, 2000      January 29, 2000         July 31, 1999
                                                         -------------      ----------------         -------------
Assets
------

Current assets:
    Cash and cash equivalents                            $       3,992      $         31,389         $       1,773
    Receivables, net                                             5,200                 5,425                 5,389
    Merchandise inventories                                     46,861                43,639                39,620
    Deferred income taxes                                        5,801                 2,561                 4,782
    Other current assets                                         4,733                 4,572                 5,323
                                                         -------------      ----------------         -------------
        Total current assets                                    66,587                87,586                56,887

Deferred income taxes                                            3,806                 3,806                 3,643
Property and equipment, net                                     40,751                43,074                42,036
Intangible assets, net                                           5,632                5 ,906                 6,506
Other assets                                                     1,106                 1,534                   842
                                                         -------------      ----------------         -------------
                                                         $     117,882      $        141,906         $     109,914
                                                         =============      ================         =============
Liabilities and Shareholders' Equity
------------------------------------

Current liabilities:
    Short-term borrowings                                $       -----      $          -----         $       1,840
    Accounts payable                                             9,157                15,759                15,770
    Other current liabilities                                   13,137                25,530                11,183
                                                         -------------      ----------------         -------------
        Total current liabilities                               22,294                41,289                28,793

Other long-term liabilities                                     10,895                10,796                10,193
Long-term obligation under capital lease                         2,457                 2,511                 2,565

Commitments and contingencies

Shareholders' equity:
Preferred stock, $0.001 par value:
    Authorized - 2,000,000 shares; issued and
    outstanding - 0 shares at July 29, 2000,
    January 29, 2000 and July 31, 1999
Common stock, $0.001 par value:
    Authorized 50,000,000 shares; issued and
    outstanding - 8,304,140 shares at July 29,
    2000, 8,296,890 shares at January 29, 2000
    and 8,133,838 shares at July 31, 1999                            8                     8                     8
Additional paid-in capital                                      50,109                50,020                48,997
Retained earnings                                               32,166                37,329                19,405
Treasury stock, at cost-3,616 shares at July
    29, 2000, January 29, 2000 and July 31, 1999                   (47)                  (47)                  (47)
                                                         -------------      ----------------         -------------
Total shareholders' equity                                      82,236                87,310                68,363
                                                         -------------      ----------------         -------------
                                                         $     117,882      $        141,906         $     109,914
                                                         =============      ================         =============

Note: The accompanying notes are an integral part of these financial statements.

                                BROOKSTONE, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                     (In thousands, except per share data)
                                  (Unaudited)

                                           Thirteen Weeks Ended                    Twenty-six Weeks Ended
                                     ---------------------------------       ---------------------------------
                                     July 29, 2000       July 31, 1999       July 29, 2000       July 31, 1999
                                     -------------       -------------       -------------       -------------
Net sales                            $      66,651       $      64,104       $     115,878       $     106,204

Cost of sales                               43,582              41,059              78,923              72,878
                                     -------------       -------------       -------------       -------------
Gross profit                                23,069              23,045              36,955              33,326

Selling, general and                        23,748              22,682              45,332              40,334
administrative expenses
                                     -------------       -------------       -------------       -------------
Income (loss) from operations                 (679)                363              (8,377)             (7,008)

Interest expense, net                           42                 348                   5                 483
                                     -------------       -------------       -------------       -------------
Income (loss) before taxes                    (721)                 15              (8,382)             (7,491)

Income tax provision (benefit)                (277)                  6              (3,219)             (2,877)
                                     -------------       -------------       -------------       -------------
Net income (loss)                    $        (444)      $           9       $      (5,163)      $      (4,614)
                                     -------------       -------------       -------------       -------------
Earnings (loss) per share -          $       (0.05)      $        0.00       $       (0.62)      $       (0.57)
basic/diluted
                                     -------------       -------------       -------------       -------------
Weighted average shares                      8,304               8,134               8,301               8,115
outstanding - basic
                                     -------------       -------------       -------------       -------------
Weighted average shares                      8,304               8,413               8,301               8,115
outstanding - diluted
                                     =============       =============       =============       =============


Note: The accompanying notes are an integral part of these financial statements.

                               BROOKSTONE, INC.
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                (In thousands)
                                  (Unaudited)

                                                                         Twenty-Six Weeks Ended
                                                                    ---------------------------------
                                                                    July 29, 2000       July 31, 1999
                                                                    -------------       -------------
Cash flows from operating activities:

Net loss                                                            $      (5,163)      $      (4,614)

Adjustments to reconcile net loss to net cash used by operating activities:

  Depreciation and amortization                                             5,029               4,311
  Amortization of debt issuance costs                                          79                  75
  Deferred income taxes                                                    (3,240)             (3,001)
  Decrease in other assets                                                    349                 382
  Increase in other long-term liabilities                                      99                 231

Changes in working capital:
  Accounts receivable, net                                                    225                 867
  Merchandise inventories                                                  (3,222)                227
  Other current assets                                                       (161)                579
  Accounts payable                                                         (6,602)              5,043
  Other current liabilities                                               (12,397)             (8,498)
                                                                    -------------       -------------
Net cash used by operating activities                                     (25,004)             (4,398)
                                                                    -------------       -------------
Cash flows from investing activities:
  Expenditures for property and equipment                                  (2,432)             (4,064)
  Expenditures for Gardeners Eden acquisition                                ---               (9,616)
                                                                    -------------       -------------
Net cash used for investing activities                                     (2,432)            (13,680)
                                                                    -------------       -------------
Cash flows from financing activities:
  Borrowings from Revolving credit                                           ---                1,840
  Payments for capitalized lease                                              (50)                (47)
  Proceeds from exercise of stock options and related tax
    benefits                                                                   89                 667
                                                                    -------------       -------------
Net cash provided by financing activities                                      39               2,460
                                                                    -------------       -------------
Net decrease in cash and cash equivalents                                 (27,397)            (15,618)

Cash and cash equivalents at beginning of period                           31,389              17,391
                                                                    -------------       -------------
Cash and cash equivalents at end of period                          $       3,992       $       1,773
                                                                    =============       =============

Note: The accompanying notes are an integral part of these financial statements.

                               BROOKSTONE, INC.

                  Notes to Consolidated Financial Statements

1. The results of the twenty-six week period ended July 29, 2000 are not necessarily indicative of the results for the full fiscal year. The Company's business, like the business of retailers in general, is subject to seasonal influences. Historically, the Company's fourth fiscal quarter, which includes the winter holiday selling season, has produced a disproportionate amount of the Company's net sales and substantially all of its income from operations. The Company expects that its business will continue to be subject to such seasonal influences.

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

3. The exercise of stock options which have been granted under the Company's stock option plans gives rise to compensation which is includable in the taxable income of the optionees and deductible by the Company for tax purposes upon exercise. Such compensation reflects an increase in the fair market value of the Company's common stock subsequent to the date of grant. For financial reporting purposes, the tax effect of this deduction is accounted for as a credit to additional paid-in capital rather than as a reduction of income tax expense. Such exercises resulted in a tax benefit of approximately $22,000 for the twenty-six week period ended July 29, 2000.

4. Business conducted by the Company can be segmented into two distinct areas determined by the method of distribution channel. The retail segment is comprised of all full-year stores in addition to all temporary stores and kiosks. Retail product distribution is conducted directly through the store location. The direct marketing segment is comprised of the Hard-to-Find Tools, Brookstone Gift Collection and Gardeners Eden catalogs and the interactive Internet site www.Brookstone.com. Direct marketing product
                               ------------------
     distribution is conducted through the Company's direct marketing call center and distribution facility located in Mexico, Missouri or by the company's vendors. Both segments of the Company sell similar products, although not all Company products are fully available within both segments.

     All costs directly attributable to the direct marketing segment are charged accordingly while all remaining operating costs are charged to the retail segment. The Company's management does not review assets by segment.

     The tables below disclose segment net sales and pre-tax income/(loss) for the thirteen and twenty-six week periods ended July 29, 2000 and July 31, 1999 (in thousands).


Thirteen Weeks:                         Net Sales                     Pre-tax Income/(Loss)
                         ------------------------------------    ---------------------------------
                           July 29, 2000      July 31, 1999        July 29, 2000   July 31, 1999
                         ------------------------------------    ---------------------------------
Reportable segment:
Retail                      $ 56,401               $ 53,824          $  (487)        $   570
Direct marketing              10,250                 10,280             (192)           (207)

Reconciling items:
 Interest expense                ---                    ---             (252)           (350)
 Interest income                 ---                    ---              210               2
                         ------------------------------------    ----------------------------------

Consolidated:               $ 66,651               $ 64,104          $  (721)        $    15
                         ====================================    ==================================


Twenty-six Weeks:                       Net Sales                        Pre-tax (Loss)
                         ------------------------------------    ----------------------------------
                           July 29, 2000      July 31, 1999        July 29, 2000   July 31, 1999
                         ------------------------------------    ----------------------------------
Reportable segment:
Retail                      $ 96,990               $ 91,126          $(6,704)        $(6,107)
Direct marketing              18,888                 15,078           (1,673)           (901)

Reconciling items:
   Interest expense              ---                    ---             (569)           (638)
   Interest income               ---                    ---              564             155
                         ------------------------------------    ----------------------------------

Consolidated:               $115,878               $106,204          $(8,382)        $(7,491)
                         ====================================    ==================================

5. Basic and diluted earnings per share (EPS) were calculated for the thirteen and twenty-six week periods ended July 29, 2000 and July 31, 1999 as follows:

                                  Thirteen Weeks Ended                            Twenty-Six Weeks Ended
                              ---------------------------------------       --------------------------------------
                               July 29, 2000       July 31, 1999             July 29, 2000       July 31, 1999
                              ----------------------------------------       --------------------------------------
Net income/(loss)              $       (444)       $         9               $    (5,163)        $    (4,614)
                              ================    ===============           =================   ==============
Weighted average number of
 common shares outstanding            8,304              8,134                     8,301               8,115


Effect of dilutive securities:
  Stock options                         ---                279                       ---                 ---
                              ----------------    ---------------           -----------------   --------------
Weighted average number of
 common shares as adjusted            8,304              8,413                     8,301               8,115
                              ================    ===============           =================   ==============
Net loss per share -
 basic/diluted                 $      (0.05)       $      0.00               $     (0.62)        $     (0.57)
                              ================    ===============           =================   ==============

For the thirteen and twenty-six week periods ended July 29, 2000, antidilutive shares of 148,162 and 195,351 respectively were excluded from the computations of diluted earnings per share. For the thirteen week period ended July 31, 1999, there were no antidilutive shares excluded from the computation of diluted earnings per share. For the twenty-six week period ended July 31, 1999, antidilutive shares of 268,099 were excluded from the computation of diluted earnings per share.

                               BROOKSTONE, INC.

                    Management's Discussion and Analysis of
               Financial Condition and Results of Operations for
       the Thirteen-Week and Twenty-Six Week Periods Ended July 29, 2000

Results of Operations
---------------------

     For the thirteen-week and twenty-six week periods ended July 29, 2000, net sales increased 4.0% and 9.1% respectively over the comparable periods last year. Comparable store sales for the thirteen-week and twenty-six week periods decreased 1.4% and 0.1% respectively. The retail sales increase for the thirteen and twenty-six week periods of 4.8% and 6.4% respectively reflected the results of opening nine new stores subsequent to the second quarter in Fiscal 1999 and three new stores during the second quarter of Fiscal 2000. The total number of Brookstone stores open at the end of the twenty-six week period ended July 29, 2000 was 214 versus 202 at the end of the comparable period in Fiscal 1999. Direct marketing sales for the thirteen week period ended July 29, 2000 remained essentially flat when compared to the thirteen week period ended July 31, 1999. Direct marketing sales increased 25.3% over the comparable twenty-six week period last year. This increase was primarily the result of revenue from the Gardeners Eden catalog, which was acquired, in the second fiscal quarter of 1999.

     For the thirteen-week and twenty-six week periods ended July 29, 2000, gross profit as a percentage of net sales was 34.6% and 31.9% respectively versus 35.9% and 31.4% for the comparable periods last year. The decrease in the gross profit percentage for the thirteen week period was primarily attributable to a higher occupancy rate due to decreased leveraging of the fixed occupancy costs. For the twenty-six week period this occupancy increase was offset by a decrease in the net material costs resulting from lower sourcing costs.

     Selling, general and administrative expenses as a percentage of net sales for the thirteen and twenty-six week periods ended July 29, 2000 were 35.6% and 39.1% respectively versus 35.4% and 38.0% respectively for the comparable period last year. The thirteen week increase in percentage was primarily due to the de-leveraging of expenses due to same store sales performance. The twenty-six week increase in percentage was primarily due to costs associated with the production and distribution of the Gardeners Eden catalog, in the first quarter of Fiscal 2000, with no comparable costs in the first quarter of Fiscal 1999.

     Net interest expense for the thirteen and twenty-six week periods ended July 29, 2000 was $42 thousand and $5 thousand respectively compared to $348 thousand and $483 thousand during the comparable period last year. This decrease is primarily the result of no borrowings under the Company's Revolving Credit Agreement in Fiscal 2000 versus $1.9 million in borrowings outstanding in Fiscal 1999.

     As a result of the foregoing, the Company reported a net loss of $444 thousand, or $0.05 per basic/diluted share, for the thirteen-week period ended July 29, 2000, as compared to a $9 thousand net income, or $0.00 per basic and diluted share, for the comparable period last year. For the twenty-six week period ended July 29, 2000 the Company reported a net loss of $5.2 million, or $0.62 per basic/diluted share as compared to a $4.6 million net loss, or $0.57 per basic/diluted share for the comparable period last year.

Financial Condition
-------------------

     For the twenty-six week period ended July 29, 2000, net cash used by operating activities totaled $25.0 million, primarily as a result of the net loss, the payment of income taxes and the purchase of inventory. Cash used for investment activities during the first twenty-six weeks of Fiscal 2000, representing the purchase of property and equipment, amounted to $2.4 million.

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

     Merchandise inventories were $46.9 million at July 29, 2000 compared to $43.6 million at January 29, 2000. The increase in inventory was primarily to support the new stores opened or scheduled to open during Fiscal 2000. The accounts payable balance was $9.2 million at July 29, 2000 compared to $15.8 million at January 29, 2000. The decrease in accounts payable reflects the continued transition from domestic to foreign merchandise vendors and the timing of payments.

     The Company's capital expenditures in the second quarter of Fiscal 2000 were principally related to the opening of three stores and the remodeling of one store, which were completed during the second quarter. Capital expenditures were also made during the second quarter of Fiscal 2000 that are related to new store openings and the remodeling of current stores which are scheduled for completion during the third and fourth quarters of Fiscal 2000. The Company anticipates opening approximately 18 new stores, including as many as five airport locations, and expects to remodel approximately six stores during Fiscal 2000.

     The Company maintains a revolving credit agreement to finance inventory purchases, which historically peak in the third quarter in anticipation of the winter holiday selling season. At July 29, 2000, the Company had no outstanding borrowings under its revolving credit agreement. At July 31, 1999 the Company had $1.8 million in outstanding borrowings under its revolving credit agreement.

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

          None

Item 3:   DEFAULT UPON SENIOR SECURITIES
          ------------------------------

          None

Item 4:   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          ---------------------------------------------------

          A) The 2000 Annual Meeting of Stockholders of the Company was held on June 13, 2000.

          B) The following persons were elected Directors at the 2000 Annual Meeting for a one-year term expiring at the 2001 Annual Meeting of Stockholders.


                                               For                 Withheld
                                               ---                 --------

               Michael F. Anthony            6,913,909               30,838
               Mone Anathan III              6,913,935               30,812
               Adam Kirsch                   6,694,042              250,705
               Michael L. Glazer             6,132,198              812,549
               Robert F. White               6,914,335               30,412

          C) The Company's 2000 Employee Stock Purchase Plan was approved and adopted.

                              For            Against       Abstain
                              ---            -------       -------

                           6,861,689         42,281         40,777

          D) The appointment of PricewaterhouseCoopers LLP as the independent accountants to examine the financial statements of the Company and its subsidiaries for the fiscal year ending February 3, 2001 was ratified.

                              For            Against       Abstain
                              ---            -------       -------

                           6,928,935          1,879         13,933

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



                                  Brookstone, Inc.
                                  ----------------
                                    (Registrant)



                                    /s/  Philip W. Roizin
                                  ----------------------------------------------
          September 12, 2000                        (Signature)

                                  Philip W. Roizin
                                  Executive Vice President Finance and
                                  Administration, Treasurer and Secretary
                                  (Principal Financial Officer and duly
                                  authorized to sign on behalf of registrant)