Form 10-Q
period 2000-10-28
BROOKSTONE INC
filed 2000-12-12
CIK 830134

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-Q


[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended October 28, 2000
                                               ----------------
                                      OR
[_]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _________________to _________________

                  Commission file number      0-21406       .
                                         ------------------

                              Brookstone, Inc.
                 --------------------------------------------.
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

   ________________________________________________________________________.
  (Former name, former address and former fiscal year, if changed since last report).

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes     X        No
    ---------       _________

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes            No
   _______        _______

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 8,320,140 shares of common
                                                 ---------
stock as of December 5, 2000.

                               BROOKSTONE, INC.

                              Index to Form 10-Q

Part I: Financial Information                                                    Page No.
        ---------------------                                                    --------
Item 1:
         Consolidated Balance Sheet
           as of October 28, 2000, January 29, 2000 and October 30, 1999           3

         Consolidated Statement of Operations for the thirteen
         & thirty-nine weeks ended October 28, 2000 and October 30, 1999           4

         Consolidated Statement of Cash Flows for the thirty-nine
           weeks ended October 28, 2000 and October 30, 1999                       5

         Notes to Consolidated Financial Statements                                6

Item 2:
         Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                     8

Part II: Other Information
         -----------------

Item 1:
         Legal Proceedings                                                        10

Item 2:
         Change in Securities                                                     10

Item 3:
         Defaults by the Company upon its Senior Securities                       10

Item 4:
         Submission of Matters to a Vote of Security Holders                      10

Item 5:
         Other Information                                                        10

Item 6:
         Exhibits and Reports on Form 8-K                                         10

Signatures                                                                        11

                               BROOKSTONE, INC.
                          CONSOLIDATED BALANCE SHEET
                       (In thousands, except share data)

                                                         (Unaudited)                        (Unaudited)
                                                       October 28, 2000 January 29, 2000  October 30, 1999
                                                       ---------------- ----------------  ----------------
Assets
------

Current assets:
    Cash and cash equivalents                              $     1,328       $   31,389       $     1,242
    Receivables, net                                             9,637            5,425             5,915
    Merchandise inventories                                     81,834           43,639            64,150
    Deferred income taxes                                        8,814            2,561             8,301
    Other current assets                                         5,310            4,572             6,082
                                                       ---------------  ---------------   ---------------
        Total current assets                                   106,923           87,586            85,690

Deferred income taxes                                            3,806            3,806             2,956
Property and equipment, net                                     41,047           43,074            43,276
Intangible assets, net                                           5,496            5,906             6,377
Other assets                                                     3,899            1,534             3,291
                                                       ---------------  ---------------   ---------------

                                                           $   161,171       $  141,906       $   141,590
                                                       ===============  ===============   ===============

Liabilities and Shareholders' Equity
------------------------------------

Current liabilities:
     Short-term borrowings                                 $    21,400       $       --       $    25,000
    Accounts payable                                            34,380           15,759            28,245
    Other current liabilities                                   14,321           25,530            11,185
                                                       ---------------  ---------------   ---------------
         Total current liabilities                              70,101           41,289            64,430

Other long-term liabilities                                     11,040           10,796            10,492
Long-term obligation under capital lease                         2,429            2,511             2,540

Commitments and contingencies

Shareholders' equity:
Preferred stock, $0.001 par value: Authorized -
  2,000,000 shares; issued and outstanding - 0
  shares at October 28, 2000, January 29, 2000
  and October 30, 1999
Common stock, $0.001 par value: Authorized
  50,000,000 shares; issued and outstanding -
  8,319,640 shares at October 28, 2000,
  8,296,890 shares at January 29, 2000 and
  8,171,213 shares at October 30, 1999                               8                8                 8
Additional paid-in capital                                      50,266           50,020            49,251
Retained earnings                                               27,374           37,329            14,916
Treasury stock, at cost - 3,616 shares at October
  28, 2000, January 29, 2000 and October 30,
  1999                                                             (47)             (47)              (47)
                                                       ---------------  ---------------   ---------------
Total shareholders' equity                                      77,601           87,310            64,128
                                                       ---------------  ---------------   ---------------

                                                           $   161,171       $  141,906       $   141,590
                                                       ===============  ===============   ===============

Note: The accompanying notes are an integral part of these financial statements.

                               BROOKSTONE, INC.
                     CONSOLIDATED STATEMENT OF OPERATIONS
                     (In thousands, except per share data)
                                  (Unaudited)

                                   Thirteen Weeks Ended             Thirty-nine Weeks Ended
                             ---------------------------------  ---------------------------------
                             October 28, 2000  October 30, 1999 October 28, 2000 October 30, 1999
                             ----------------  ---------------  ---------------- ----------------
Net sales                         $   62,936        $  53,234        $  178,814        $ 159,439

Cost of sales                         44,174           37,270           123,097          110,148
                             ----------------  ---------------  ---------------- ----------------

Gross profit                          18,762           15,964            55,717           49,291

Selling, general and
administrative expenses               26,141           22,723            71,473           63,058
                             ----------------  ---------------  ---------------- ----------------

Loss from operations                  (7,379)          (6,759)          (15,756)         (13,767)

Interest expense, net                    400              528               405            1,011
                             ----------------  ---------------  ---------------- ----------------

Loss before taxes                     (7,779)          (7,287)          (16,161)         (14,778)

Income tax benefit                    (2,987)          (2,798)           (6,206)          (5,675)
                             ----------------  ---------------  ---------------- ----------------

Net loss                          $   (4,792)       $  (4,489)       $   (9,955)       $  (9,103)
                             ================  ===============  ================ ================

Loss per share -                  $    (0.58)       $   (0.55)       $    (1.20)       $   (1.12)
basic/diluted
                             ================  ===============  ================ ================

Weighted average shares
outstanding - basic/diluted            8,316            8,164             8,306            8,131
                             ================  ===============  ================ ================

Note: The accompanying notes are an integral part of these financial statements.

                               BROOKSTONE, INC.

                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                (In thousands)
                                  (Unaudited)


                                                                                         Thirty-nine Weeks Ended
                                                                                     -----------------------------------
                                                                                     October 28, 2000   October 30, 1999
                                                                                     ----------------  -----------------
Cash flows from operating activities:
Net loss                                                                             $     (9,955)     $      (9,103)

Adjustments to reconcile net loss to net cash used by operating activities:

  Depreciation and amortization                                                             7,616              6,672
  Amortization of debt issuance costs                                                         119                115
  Deferred income taxes                                                                    (6,253)            (5,833)
  Increase in other assets                                                                 (2,484)              (828)
  Increase in other long-term liabilities                                                     244                530

Changes in working capital:
   Accounts receivable, net                                                                (4,212)               341
   Merchandise inventories                                                                (38,195)           (24,305)
   Other current assets                                                                      (738)            (1,459)
   Accounts payable                                                                        18,621             17,518
   Other current liabilities                                                              (11,216)            (8,501)
                                                                                     ------------      -------------

Net cash used by operating activities                                                     (46,453)           (24,853)

Cash flows from investing activities:
   Expenditures for property and equipment                                                 (5,179)            (7,535)
   Expenditures for Gardeners Eden acquisition                                                 --             (9,616)
                                                                                     ------------      -------------

Net cash used for investing activities                                                     (5,179)           (17,151)

Cash flows from financing activities:
   Borrowings from Revolving credit                                                        21,400             25,000
   Payments for capitalized lease                                                             (75)               (66)
   Proceeds from exercise of stock options and related tax benefits                           246                921
                                                                                     ------------      -------------
Net cash provided by financing activities                                                  21,571             25,855
                                                                                     ------------      -------------

Net decrease in cash and cash equivalents                                                 (30,061)           (16,149)

Cash and cash equivalents at beginning of period                                           31,389             17,391
                                                                                     ------------      -------------
Cash and cash equivalents at end of period                                           $      1,328      $       1,242
                                                                                     ============      =============

Note: The accompanying notes are an integral part of these financial statements.

                  Notes to Consolidated Financial Statements

1. The results of the thirty-nine week period ended October 28, 2000 are not necessarily indicative of the results for the full fiscal year. The Company's business, like the business of retailers in general, is subject to seasonal influences. Historically, the Company's fourth fiscal quarter, which includes the winter holiday selling season, has produced a disproportionate amount of the Company's net sales and substantially all of its income from operations. The Company expects that its business will continue to be subject to such seasonal influences.

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

3. The exercise of stock options, which have been granted under the Company's stock option plans, gives rise to compensation, which is includable in the taxable income of the optionees and deductible by the Company for tax purposes upon exercise. Such compensation reflects an increase in the fair market value of the Company's common stock subsequent to the date of grant. For financial reporting purposes, the tax effect of this deduction is accounted for as a credit to additional paid-in capital rather than as a reduction of income tax expense. Such exercises resulted in a tax benefit of approximately $47,000 for the thirty-nine week period ended October 28, 2000.

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

        The tables below disclose segment net sales and pre-tax loss for the thirteen and thirty-nine week periods ended October 28, 2000 and October 30, 1999 (in thousands).

Thirteen Weeks:                         Net Sales                              Pre-tax Loss
                          --------------------------------------- ---------------------------------------
                            October 28, 2000    October 30, 1999    October 28, 2000    October 30, 1999
                          ------------------  ------------------  ------------------  -------------------
Reportable segment:
Retail                            $   51,802          $   43,235          $   (6,048)         $   (6,120)
Direct Marketing                      11,134               9,999              (1,331)               (639)

Reconciling items:
   Interest expense                      ---                 ---                (454)               (538)
   Interest income                       ---                 ---                  54                  10

                          ------------------  ------------------  ------------------  ------------------
Consolidated:                     $   62,936          $   53,234          $   (7,779)         $   (7,287)
                          ==================  ==================  ==================  ==================


Thirty-nine Weeks:                      Net Sales                              Pre-tax Loss
                          --------------------------------------- ---------------------------------------
                            October 28, 2000    October 30, 1999    October 28, 2000    October 30, 1999
                          ------------------- ------------------- ------------------- -------------------
Reportable segment:
Retail                            $  148,791          $  134,362         $   (12,752)        $   (12,227)
Direct Marketing                      30,023              25,077              (3,004)             (1,540)

Reconciling items:
   Interest expense                      ---                 ---              (1,023)             (1,175)
   Interest income                       ---                 ---                 618                 164

                          ------------------  ------------------  ------------------  ------------------
Consolidated:                     $  178,814          $  159,439         $   (16,161)         $  (14,778)
                          ==================  ==================  ==================  ==================


5. Basic and diluted earnings per share (EPS) were calculated for the thirteen and thirty-nine week periods ended October 28, 2000 and October 30, 1999 as follows:

                                    Thirteen Weeks Ended                        Thirty-nine Weeks Ended
                               -------------------------------------   ----------------------------------
                                October 28, 2000    October 30, 1999   October 28, 2000  October 30, 1999
                               -----------------   -----------------   ----------------  ----------------
   Net loss                        $   (4,792)      $        (4,489)     $     (9,955)     $    (9,103)

   Weighted average number of
    common shares outstanding
                                        8,316                 8,164             8,306            8,131

   Effect of dilutive

    securities:                           ---                   ---               ---              ---
      Stock options
                               --------------      ----------------    --------------     ------------
   Weighted average number of
    common shares as adjusted
                                        8,316                 8,164             8,306            8,131
                               ==============      ================    ==============     ============

   Net loss per share -
   basic/diluted                   $    (0.58)      $         (0.55)     $      (1.20)     $     (1.12)
                               ==============       ===============    ==============     ============

For the thirteen and thirty-nine week periods ended October 28, 2000, antidilutive shares of 140,009 and 176,903 respectively were excluded from the computations of diluted earnings per share. For the thirteen and thirty-nine week periods ended October 30, 1999, antidilutive shares 266,108 and 261,661 respectively were excluded from the computations of diluted earnings per share.

                               BROOKSTONE, INC.

                    Management's Discussion and Analysis of
               Financial Condition and Results of Operations for
       the Thirteen and Thirty-nine Week Periods Ended October 28, 2000

Results of Operations
---------------------

     For the thirteen-week and thirty-nine week periods ended October 28, 2000, net sales increased 18.2% and 12.2% respectively over the comparable periods last year. Comparable store sales for the thirteen-week and thirty-nine week periods increased 12.3% and 3.8% respectively. The retail sales increase for the thirteen and thirty-nine week periods of 19.9% and 11.0% respectively reflected the results of opening three new stores subsequent to the third quarter in Fiscal 1999 and thirteen new stores during Fiscal 2000. The total number of Brookstone stores open at the end of the thirty-nine week period ended October 28, 2000 was 224 versus 208 at the end of the comparable period in Fiscal 1999. Direct marketing sales for the thirteen-week period ended October 28, 2000 increased 11.3% when compared to the thirteen-week period ended October 30, 1999, primarily as a result of increased circulation. Direct marketing sales increased 19.7% over the comparable thirty-nine week period last year. This increase was primarily the result of revenue from the Gardeners Eden catalog, which was acquired, in the second fiscal quarter of 1999 and to a lesser extent increased circulation.

     For the thirteen-week and thirty-nine week periods ended October 28, 2000, gross profit as a percentage of net sales was 29.8% and 31.2% respectively versus 30.0% and 30.9% for the comparable periods last year. The decrease in the gross profit percentage for the thirteen-week period was primarily attributable to a reduced material margin rate as a result of increased sales of non-proprietary product which carry lower margin rates. For the thirty-nine week period the increase in gross profit percentage is the result of leveraging occupancy costs.

     Selling, general and administrative expenses as a percentage of net sales for the thirteen and thirty-nine week periods ended October 28, 2000 were 41.5% and 40.0% respectively versus 42.7% and 39.5% respectively for the comparable period last year. The thirteen-week decrease in percentage was primarily due to the leveraging of expenses due to same store sales performance. The thirty-nine week increase in percentage was primarily due to costs associated with the production and distribution of the Gardeners Eden catalog, in the first quarter of Fiscal 2000, with no comparable costs in the first quarter of Fiscal 1999.

     Net interest expense for the thirteen and thirty-nine week periods ended October 28, 2000 was $400 thousand and $405 thousand respectively compared to $528 thousand and $1,011 thousand during the comparable period last year. This decrease is primarily the result of reduced borrowings under the Company's Revolving Credit Agreement in Fiscal 2000 versus Fiscal 1999.

     As a result of the foregoing, the Company reported a net loss of $4.8 million, or $0.58 per basic and diluted share, for the thirteen-week period ended October 28, 2000, as compared to a $4.5 million net loss, or $0.55 per basic and diluted share, for the comparable period last year. For the thirty-nine week period ended October 28, 2000 the Company reported a net loss of $10.0 million, or $1.20 per basic and diluted share as compared to a $9.1 million net loss, or $1.12 per basic and diluted share for the comparable period last year.

Financial Condition
-------------------

     For the thirty-nine week period ended October 28, 2000, net cash used by operating activities totaled $46.5 million, primarily as a result of the net loss, the purchase of inventory and the payment of income taxes offset by an increase in the accounts payable balance due to the timing of expense and merchandise payments. Cash used for investment activities during the first thirty-nine weeks of Fiscal 2000, representing the purchase of property and equipment, amounted to $5.2 million. Cash from financing activities during the thirty-nine week period of Fiscal 2000 amounted to $21.6 million, acquired primarily through borrowings under the Company's revolving credit agreement and the exercise of stock options and related tax benefits

     For the thirty-nine week period ended October 30, 1999, net cash used by operating activities totaled $24.9 million, reflecting primarily the net loss, the purchase of inventory and the payment of income taxes, offset by an increase in the accounts payable balance due to the timing of expense and merchandise payments. Cash used for investment activities during the thirty-nine week period of Fiscal 1999, representing the purchase of property and equipment and the acquisition of the Gardeners Eden catalog, amounted to $17.2 million. Cash from financing activities during the thirty-nine week period of Fiscal 1999 amounted to $25.9 million, acquired primarily through borrowings under the Company's revolving credit agreement and the exercise of stock options and related tax benefits.

     Merchandise inventories were $81.8 million at October 28, 2000 compared to $43.6 million at January 29, 2000. The increase in inventory was primarily attributable to inventory purchases to support the fourth quarter holiday selling season and to support the new stores opened or scheduled to open during Fiscal 2000. The accounts payable balance was $34.4 million at October 28, 2000 compared to $15.8 million at January 29, 2000. The increase in accounts payable reflects the increased inventory purchases.

     The Company's capital expenditures for the thirty-nine week period ended October 28, 2000 were principally related to the opening of 13 stores and the remodeling of four stores. Capital expenditures were also made during the third quarter of Fiscal 2000 that are related to new store openings and the remodeling of current stores, which are scheduled for completion during the fourth quarter of Fiscal 2000. The Company anticipates opening approximately 14 new stores, including two airport locations, and expects to remodel approximately six stores during Fiscal 2000.

     The Company maintains a revolving credit agreement to finance inventory purchases, which historically peak in the third quarter in anticipation of the winter holiday selling season. At October 28, 2000, the Company had $21.4 million in outstanding borrowings under its revolving credit agreement. At October 30, 1999 the Company had $25.0 million in outstanding borrowings under its revolving credit agreement.

     The Company believes that available borrowings, cash on hand and anticipated cash generated from operations will be sufficient to finance planned retail store openings, remodelings and other capital requirements throughout Fiscal 2000.

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

                                        Brookstone, Inc.
                                        ----------------
                                           (Registrant)



                                          /s/  Philip W. Roizin
                                        -------------------------------------
          December 12, 2000                                 (Signature)


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