Form 10-K405
period 2001-02-03
BROOKSTONE INC
filed 2001-05-04
CIK 830134

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-K

           [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended February 3, 2001

         [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                 For the transition period from        to
                                                ------    ------

                        Commission File Number 0-21406
                               BROOKSTONE, INC.
            (Exact name of registrant as specified in its charter)

           DELAWARE                                  06-1182895
           --------                                  ----------
(State or other jurisdiction of            (IRS Employer Identification No.)
incorporation or organization)

17 RIVERSIDE STREET, NASHUA, NH                         03062
-------------------------------                         -----
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [_].

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. (X)

     The aggregate market value of the voting stock held by non-affiliates of the registrant on April 20, 2001 was $129,498,966

     The number of shares outstanding of the registrant's Common Stock, $.001 par value, as of April 20, 2001 was 8,354,772 shares.

                      Documents Incorporated By Reference

     Portions of the registrant's Proxy Statement for its 2002 Annual Meeting of Stockholders are incorporated by reference in Part III hereof.

                     Table of Exhibits appears on Page 58.

                               BROOKSTONE, INC.

                         2000 FORM 10-K ANNUAL REPORT
                               Table of Contents

                                                                        Page No.
                                                                        --------
Item 1   Business                                                           3
Item 2   Properties                                                        11
Item 3   Legal Proceedings                                                 11
Item 4   Submission of Matters to a Vote of Securities Holders             12
Item 4A. Executive Officers of the Registrant                              12
Item 5   Market for Registrant's Common Equity and Related
         Stockholders Matters                                              14
Item 6   Selected Financial Data                                           15
Item 7   Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                         16
Item 8   Financial Statements and Supplementary Data                       25
Item 9   Changes in and Disagreements with Accountants on Accounting
         and Financial Disclosure                                          25
Item 10  Directors and Executive Officers of the Registrant                25
Item 11  Executive Compensation                                            25
Item 12  Security Ownership of Certain Beneficial Owners and Management    25
Item 13  Certain Relationships and Related Transactions                    25
Item 14  Exhibits, Financial Statement Schedules and Reports on Form 8-K   26

Exhibits Filed Herewith:
-----------------------
Exhibit 10.28    Employment Agreement with Gregory B. Sweeney              61
Exhibit 21       Subsidiary of Registrant                                  65

ITEM 1. Business

     Brookstone, Inc. is a nationwide multi-channel specialty retailer offering an assortment of consumer products functional in purpose, distinctive in quality and design and not widely available from other retailers. Brookstone's merchandise includes lawn and garden, health and fitness, home and office and travel and auto products. The Company offers approximately 2,500 active stock-keeping units ("SKUs") at any given time. Brookstone sells its products through 223 full-year stores (including 14 airport based stores and 3 outlet stores) in 38 states, the District of Columbia and Puerto Rico. In addition to these full-year stores, Brookstone operates temporary stores and kiosks during the winter holiday season; there were a total of 60 such stores operating during the 2000 holiday season. Brookstone also operates a direct marketing business, which includes its traditional Hard-to-Find Tools, its Brookstone Gift Collection and its Gardeners Eden catalogs in addition to an interactive Internet site, www.Brookstone.com. For a further description of the Company's business segments, see Note 6 of the Notes to Consolidated Financial Statements on page 40.

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

STORE OPERATION AND TRAINING

     Three regional managers, 13 district managers and six assistant district managers supervise the Company's stores. Staffing of a typical store includes a store manager who supervises an assistant store manager, a second assistant store manger, and approximately 10 to 15 full- and part-time sales associates, depending upon the time of year. Store associates are trained to inform and assist customers in the features, benefits and operation of Brookstone merchandise. Store associates receive weekly product updates from the Company's headquarters, which highlight both new and other selected products. Brookstone has developed incentive compensation programs for regional, district, assistant district, store and assistant store managers which reward individual and store performance based on profitability.

     The Company uses "Closing Strong," a selling skills program designed to train all associates in the art of identifying and qualifying customers, and in closing the sale. The program focuses on generating incremental sales through increasing demo sales, units per transaction and big-ticket sales.

EXPANSION STRATEGY

     Brookstone currently operates 223 stores in 38 states, the District of Columbia and Puerto Rico. Brookstone's stores are primarily located in high traffic regional malls, as well as in central retail districts and multi-use specialty projects, such as Copley Square in Boston, The Forum Shops in Las Vegas and Rockefeller Center and West 57th Street in New York City. Brookstone's stores also include airport stores in terminals throughout the country.

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

     Brookstone's store expansion strategy is to open stores in existing markets where it can build on its name recognition and achieve certain operating economies of scale, and in new markets where management believes it can successfully transport Brookstone's unique positioning and strategy. Brookstone opened 14 stores in Fiscal 2000, including two airport stores; 15 stores in Fiscal 1999, one of which was an airport store; 24 stores in Fiscal 1998, seven of which were airport stores; 19 stores in Fiscal 1997 including three airport stores; and 16 stores in Fiscal 1996. The Company plans to open approximately 15 to 20 new Brookstone stores, up to five of which will be in airport locations, and approximately three new Gardeners Eden stores during Fiscal 2001. Brookstone continually monitors individual store profitability and will consider closing any stores that do not meet its performance criteria. Brookstone closed two stores in Fiscal 2000, no stores in Fiscal 1999, five stores in Fiscal 1998, and one store in each of Fiscal 1997, Fiscal 1996.

     Brookstone operated 60 seasonal stores (31 kiosks and 29 temporary in-line) during the 2000 winter holiday season. During the 1999 winter holiday selling season, Brookstone operated 71 seasonal stores (44 kiosk and 27 temporary in-line) ; 95 seasonal stores (52 kiosk and 43 temporary in-line) during the 1998 winter holiday season and 50 temporary in-line seasonal stores during the 1998 summer season; 138 seasonal stores (75 kiosk and 63 temporary in-line) during the 1997 winter holiday selling season and 13 temporary in-line seasonal stores during the 1997 summer season and 121 seasonal stores (62 kiosk and 59 temporary in-line) during the 1996 winter holiday selling season. Brookstone plans to operate approximately 60 seasonal stores during the 2001 winter holiday selling season based on the availability of acceptable sites. Use of seasonal stores also provides the Company the ability to test retail sites during the period of the year when customer traffic and sales prospects are greatest. In certain cases, seasonal stores may be operated at a mall where there is a Brookstone retail store. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - - Outlook: Important Factors and Uncertainties" (found on 22-24 of this document).

     Gardeners Eden. Beginning in Fiscal 2001 the Company will launch a new retail store concept tied to its Gardeners Eden catalog title. The stores will contain approximately 4,000 - 5,000 sq. ft. of interior selling space coupled with exterior selling space of approximately 1,500 sq. ft. These stores will carry lifestyle products dedicated to the home and garden including furniture, dinnerware and flatware, lighting, plants and plant accessories and decorator items. The products will be displayed in a home like environment and in the Brookstone tradition, these stores will be distinctive in nature and reflect the quality the Company is characterized for. The Company through extensive research believes there to be a significant market for a store of this type and will begin testing the concept with up to three stores in Fiscal 2001.

DIRECT MARKETING BUSINESS

     Brookstone was founded in 1965 as a mail order marketer of hard-to-find tools. In Fiscal 2000, the direct marketing business accounted for approximately 18% of the Company's net sales as compared to 17% of the Company's net sales in Fiscal 1999 and 12% in Fiscal 1998. The Company operates three catalogs, Hard-to-Find-Tools, Brookstone Gift Collection and Gardeners Eden. In Fiscal 2000, Brookstone mailed a total of approximately 40.5 million catalogs, with 31 separate mail dates.

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

     During Fiscal 1997, Brookstone created an interactive Internet site at www.Brookstoneonline.com, featuring an offering of current products from both the Hard-To-Find-Tools and Brookstone Gift Collection catalogs. In January of 1999, following the successful resolution of lengthy negotiations, the Company obtained the domain name of www.Brookstone.com. The site has subsequently been upgraded to include enhanced speed, additional product categories and SKU content and increased site functionality. During the fourth quarter of Fiscal 1999, Brookstone entered into an agreement with Cyberian Outpost, Inc. pursuant to which Cyberian Outpost, Inc. purchases product from Brookstone to sell to third parties via a Brookstone-specific section of Cyberian Outpost, Inc.'s website located at www.outpost.com. Further in Fiscal 2000, the Company entered into an agreement with Cyberian Outpost, Inc. pursuant to which Cyberian Outpost manages the Company's web site www.brookstone.com and virtually all of the customer service and distribution associated with Internet orders. In April 2001, Cyberian Outpost, Inc. ("Outpost") issued several Press Releases. In their Press Releases which address Fiscal 2001 operating results, Outpost commented that they were having difficulty obtaining required working capital financing. Brookstone is continuing to conduct business with Outpost on a cash basis and exploring alternatives.

MERCHANDISING, MARKETING AND PRODUCT SOURCING

     Brookstone employs a two-person merchandising team that is dedicated exclusively to identifying products for the Company's Hard-To-Find-Tools catalog. The approval process for new Hard-To-Find-Tools products is similar to the approval process for new products in the Company's stores. One dedicated buyer selects products for the Brookstone Gift Collection catalog from the product assortment available in the Company's stores, plus catalog-exclusive products in existing categories. A three person merchandising team is dedicated to the selection of products for the Gardeners Eden catalog. Products for all catalogs are chosen based on their previous or estimated direct marketing order productivity.

     The Company also employs a four-person marketing team responsible for list selection, management of marketing offers and tests of catalog activity. As noted in more detail below, the Company's Mexico, Missouri distribution and call centers, handle almost all in-bound telemarketing and fulfillment for all three catalog titles.

DISTRIBUTION AND MANAGEMENT INFORMATION SYSTEMS

     The Company operates a single 181,000 square foot distribution facility located in Mexico, Missouri. Nearly all of the Company's inventory is received and distributed through this facility, which supports both the retail store and direct marketing distribution systems. The Company maintains an inventory of products in the distribution center in order to ensure a sufficient supply for sale to customers. Distributions to stores are made, at a minimum, on a weekly basis via UPS. Distributions to direct marketing customers are made daily via UPS and the U.S. Postal Service. The facility also houses the Company's direct marketing call center. Also, the Company uses an outside call center to handle overflow order calls and to provide coverage during off-peak hours. In addition the Company leases approximately 167,000 square feet in Mexico, Missouri to handle its distribution support functions.

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

VENDORS

     Brookstone currently conducts business with approximately 900 vendors, of which approximately 300 are located overseas. In Fiscal 2001, no single vendor supplied products representing more than 13% of net sales, with the 10 largest vendors representing approximately 35% of net sales. Although the Company's sales are not dependent on any single vendor, the Company's operating results could be adversely affected if any of its 10 largest vendors were unable to continue to fill the Company's orders for such vendor's products or failed to fill those orders in a timely way.

SEASONALITY

     The Company's sales in the second fiscal quarter are generally higher than sales during the first and third quarters as a result of sales in connection with Father's Day. The fourth fiscal quarter, which includes the winter holiday selling season, has historically produced a disproportionate amount of the Company's net sales and substantially all of its income from operations.

     The seasonal nature of the Company's business increased in Fiscal 2000 and is expected to continue to increase in Fiscal 2001 as the Company opens additional retail stores and continues its program to operate a significant number of small, temporary locations during the winter holiday selling season. In Fiscal 2000, most of the Company's new stores were opened in the second half of the fiscal year.

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

EMPLOYEES

     As of April 14, 2001, Brookstone had 1,252 regular full-time associates, of which 687 were salaried staff and 575 were hourly workers. As of such date, the Company also employed an additional 1,303 part-time associates and 308 temporary hourly workers. The Company regularly supplements its workforce with temporary workers, especially in the fourth quarter of each year to service increased customer traffic during the peak winter holiday selling season. The Company believes that the success of its business depends, in part, on its ability to attract and retain qualified personnel. None of Brookstone's employees are represented by labor unions, and Brookstone believes its employee relations are excellent.

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

ITEM 2.  PROPERTIES

     Brookstone leases all of its retail stores. New retail store leases have an average initial term of 10 years. As of February 3, 2001, the unexpired terms under the Company's then existing store leases averaged just under seven years. Store leases may permit Brookstone to terminate the lease after five years if the store does not achieve specified levels of sales. In most cases, the Company pays a minimum fixed rent plus a contingent rent based upon net sales of the store in excess of a certain threshold. The Company does not believe the termination of any particular lease would have a material adverse effect on the Company. The following chart describes the number of store leases which will expire in the periods indicated:

                 YEAR                       LEASES EXPIRING
                 2001                              17
                 2002                              11
                 2003                               8
                 2004                              11
                 2005                              23
                 2006 and thereafter              153

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders of the Company during the fourth quarter of Fiscal 2000.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers of the Company are as follows:

     NAME                AGE     PRESENT POSITION
     ------------------  ---     --------------------------------------
     Michael F. Anthony  46      Chairman of the Board, President and
                                 Chief Executive Officer
     Philip W. Roizin    42      Executive Vice President, Finance &
                                 Administration
     Kenneth J. Mesnik   51      Executive Vice President, Merchandising

     Alexander M.        53      Executive Vice President, Store Operations
      Winiecki

     Gregory B. Sweeney  46      Vice President, General Manager
                                 Direct Marketing

     Carol A. Lambert    47      Vice President, Human Resources


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

     ALEXANDER M. WINIECKI was appointed Executive Vice President, Store Operations in May 2000. He was Senior Vice President, Store Operations of the Company from March 1994 until May 2000, having previously served as Vice President, Store Operations of the Company beginning in October 1990. Mr. Winiecki was Executive Vice President of Decor Corporation, a retailer of framed fine art prints and posters, from November 1989 until September 1990. He was Vice President, Administration of Claire's Boutiques, Inc., a chain of women's costume jewelry and accessory specialty stores, from November 1986 until October 1989. From February 1985 until November 1986, Mr. Winiecki was a Regional Vice President of The Ben Franklin Stores, a chain of craft and variety stores, which was a division of Household Merchandising Inc. He was a Regional Manager of The Gap Stores, Inc., a specialty retailer of apparel, from May 1978 until January 1985.

     CAROL A. LAMBERT was appointed Vice President of Human Resources in April 2000. Prior to such time, Ms. Lambert held the position of Director of Compensation and Benefits for the Company from August 1996 to April 2000. From 1990 until August 1996 she served as Senior Vice President of Human Resources for Home Bank where she was employed since 1979.

     GREGORY B. SWEENEY was appointed Vice President and General Manager of the Direct Marketing segment in February 2001. From June 1998 to January 2001, Mr. Sweeney served as Vice President of Database Marketing at Office Depot, the world's largest office supply company. From 1981 to 1998, Mr. Sweeney was with
L. L. Bean, a national specialty mail order company, where he held various positions including Director of Strategic Planning and Vice President of Customer Loyalty Marketing.

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

PART II.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS'
         MATTERS.

     Stock exchange listing: The Company's common stock trades on the NASDAQ National Market tier of The NASDAQ Stock Market under the Symbol: BKST

Common Stock:  Fiscal 1999                          Fiscal 2000
         Quarter  High     Low                Quarter  High    Low
         -----------------------              -----------------------
         First    $15.50  $12.00              First    $19.00  $14.94
         Second   $15.88  $13.75              Second   $17.06  $ 9.25
         Third    $17.81  $13.50              Third    $14.50  $11.75
         Fourth   $18.25  $15.56              Fourth   $14.94  $10.61

     As of April 20, 2001, there were 8,354,772 shares of common stock, $.001 par value per share, outstanding and held of record by 166 stockholders. The Company has never paid a cash dividend and currently plans to retain any earnings for use in the operations of the business. Any determination by the Board of Directors to pay future cash dividends will be based upon conditions then existing, including the Company's earnings, financial condition and requirements, restrictions in its financing arrangements and other factors.

ITEM 6.  SELECTED FINANCIAL DATA

                               Brookstone, Inc.
                           Selected Financial Data
              (In thousands, except operating and per share data)

                                                                           Fiscal
                                                   --------------------------------------------------------
                                                       2000*      1999      1998       1997        1996
-----------------------------------------------------------------------------------------------------------
Income Statement Data: (1)
Net sales                                           $  364,541 $ 326,855  $ 276,051  $ 243,662    $ 221,629
Cost of sales                                          224,968   199,569    175,381    155,952      142,368
Gross profit                                           139,573   127,286    100,670     87,710       79,261
Selling, general and administrative expenses           114,187   104,554     83,589     74,500       68,685
Income from operations                                  25,386    22,732     17,081     13,210       10,576
Interest expense, net                                      626     1,125      1,672      1,084          885
Provision for income taxes                               9,508     8,297      6,071      4,778        3,818
                                                     ------------------------------------------------------
Income before cumulative effect of
  accounting change                                     15,252    13,310      9,338      7,348        5,783
Cumulative effect of accounting change                   (308)       ---       ---        ---         ---
                                                     ------------------------------------------------------
Net income                                           $  14,944  $ 13,310   $  9,338   $  7,348    $   5,873
-----------------------------------------------------------------------------------------------------------

Earnings per share - basic
Income before effect of accounting                    $   1.84   $  1.63     $ 1.17     $ 0.94     $   0.76
 change
Cumulative effect of accounting change,                  (0.04)      ---        ---        ---          ---
                                                      -----------------------------------------------------
Net income                                            $   1.80   $  1.63     $ 1.17     $ 0.94     $   0.76
                                                      -----------------------------------------------------
Earnings per share - diluted
Income before cumulative effect of                    $   1.80   $  1.58     $ 1.13     $ 0.91     $   0.73
 accounting change
Cumulative effect of accounting change                   (0.04)      ---        ---        ---          ---
                                                      -----------------------------------------------------
Net income                                            $   1.76   $  1.58     $ 1.13     $ 0.91     $   0.73
                                                      -----------------------------------------------------
Weighted average shares outstanding - basic              8,310     8,155      7,988      7,824        7,744
Weighted average shares outstanding - diluted            8,472     8,422      8,285      8,119        8,061
-----------------------------------------------------------------------------------------------------------

Operating Data: (Unaudited)
Increase in same store sales (2)                        3.5%**      5.8%       6.0%       3.6%         5.6%
Net sales per square foot of selling space (3)        $    538   $   521     $  501     $  469     $    461
Number of stores:
Beginning of period                                        211       196        177        159          144
Opened during period                                        14        15         24         19           16
Closed during period                                         2        --          5          1            1
End of period                                              223       211        196        177          159
Number of winter holiday seasonal stores                    60        71         95        138          121

Balance Sheet Data (at period end):
Total assets                                          $159,168  $141,906   $114,561   $105,318     $ 87,261
Long-term debt, excluding current portion                2,414     2,511      2,612      2,698        2,784
Total shareholders' equity                             102,511    87,310     72,310     61,766       53,957

  *Fifty-three week year **Based upon fifty-two weeks
(1) Effective January 30, 2000, the Company changed its revenue recognition policy for catalog sales and other drop shipment sales to be in accordance with the provisions of Securities and Exchange Commission's Staff Accounting Bulletin No.101, "Revenue Recognition in Financial Statements". Under the provision of SAB101, revenue is recognized at time of customer receipt instead of at time of shipment. The cumulative effect of this change for prior periods is $.3million, net of tax of $.2 million The pro forma effect of SAB 101 on the net income of prior periods presented is not material.

    In the fourth quarter of Fiscal 2000, the Company changed its income statement classification of shipping and handling fees and costs in accordance with EITF 00-10, "Shipping and Handling Fees and Costs" ("EITF 00-10"). As a result of this adoption of EITF 00-10, the Company now reflects shipping and handling fees billed to customers as revenue while the related shipping and handling costs are included in cost of goods sold. Prior to the adoption of EITF 00-10 such fees and costs were netted in selling, general and administrative expenses. Shipping and handling fees and costs for all prior periods presented have been reclassified to conform to the new income statement presentation.

(2) Same store sales percentage is calculated using net sales of stores, which were open for the full current period and the entire preceding fiscal year.

(3) Net sales per square foot of selling space dollar amount is calculated using net sales generated for stores open for the entire fiscal period divided by the square feet of selling space of such stores. Selling space does not include stock rooms.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

The following table sets forth certain financial data of the Company expressed as a percentage of net sales for Fiscal 2000, Fiscal 1999 and Fiscal 1998.

                                                          Fiscal Year
                                                 2000        1999         1998
Net sales                                      100.0%       100.0%       100.0%

Cost of sales                                   61.7         61.1         63.5
                                               ------       ------       ------
Gross profit                                    38.33         8.9         36.5

Selling, general and
   administrative expenses                      31.33         2.0         30.3

Income from operations                           7.0          6.9          6.2
Interest expense, net                            0.2          0.3          0.6
                                               ------       ------       ------

Income before taxes                              6.8          6.6          5.6
Provision for income taxes                       2.6          2.5          2.2
                                               ------       ------       ------
Income before cumulative effect of
   accounting change                             4.2          4.1          3.4
Cumulative effect of accounting change,
   net of tax                                   (0.1)          --           --
                                               ------       ------       ------
Net income                                       4.1%         4.1%         3.4%
                                               ------       ------       ------

ADOPTION OF NEW ACCOUNTING PRONOUNCEMENTS

     During the fourth quarter of Fiscal 2000, the Company changed its revenue recognition policy for catalog sales and other drop shipment sales in accordance with the provisions of the Securities and Exchange Commission's Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition in Financial Statements." Under the provision of SAB 101, revenue is recognized at time of customer receipt instead of at time of shipment as the Company retains risk of loss while the goods are in transit. The cumulative effect of this change for periods prior to Fiscal 2000 is $.3 million, net of tax of $.2 million and is reflected in the Company's first fiscal quarter.

     In the fourth quarter of Fiscal 2000, the Company changed its income statement 16 classification of shipping and handling fees and costs in accordance with the Emerging Issues Task Force 2000-10, "Shipping and Handling Fees and Costs ("EITF 00-10"). As a result of this adoption of EITF 00-10, the Company now reflects shipping and handling fees billed to customers as revenue while the related shipping and handling costs are included in cost of goods sold. Prior to the adoption of EITF 00-10 such fees and costs were netted in selling, general and administrative expenses. Shipping and handling fees and costs for all prior periods presented have been reclassified to conform to the new income statement presentation.

FIFTY-THREE WEEKS ENDED FEBRUARY 3, 2001 VERSUS FIFTY-TWO WEEKS ENDED JANUARY 29, 2000

     Net sales for Fiscal 2000 increased by $37.7 million, or 11.5%, over Fiscal 1999, primarily as the result of a $27.7 million, or 10.2%, increase in retail sales, combined with a $10.0 million, or 17.8%, increase in direct marketing sales. Of the increase in retail sales, $9.8 million was attributable to the opening of 14 new stores (12 full line and 2 airport store), $8.8 million to additional sales from the operation of 15 stores for the full year in Fiscal 2000 that were only open for a portion of Fiscal 1999 (14 full line and 1 airport store), and $10.3 million is from same store sales. Offsetting this increase is the loss of sales of $1.2 million attributable to operating 11 less Holiday seasonal stores. The $10.0 million, or 17.8%, increase in direct marketing sales was primarily attributable to $3.9 million in sales from the Gardeners Eden catalog (which was acquired in May, 1999) and a $4.9 million increase in Internet sales. The remaining increase of $1.2 million is primarily the result of revenue generated from customers for shipping and handling and increased sales from the Hard-To-Find-Tools and Brookstone Gift Collection catalogs.

     Gross profit as a percentage of net sales decreased 0.6% to 38.3% in Fiscal 2000 compared to 38.9% in Fiscal 1999. The decrease was primarily due to a 0.9% increase in net material costs as a percentage of net sales, resulting primarily from sales of lower margin products in Fiscal 2000 versus Fiscal 1999. As a percentage of net sales, Fiscal 2000 occupancy costs decreased by 0.3% as compared to Fiscal 1999. The decrease in occupancy is primarily the result of additional sales from the Company's Direct Marketing business without any associated occupancy costs.

     Selling, general and administrative ("SG&A") expenses increased $9.6 million to $114.2 million in Fiscal 2000 from $104.6 million in Fiscal 1999. As a percent of net sales, SG&A decreased to 31.3% in Fiscal 2000 from 32.0% in Fiscal 1999. This $9.6 million increase included $3.5 million expended for operating expenses associated with new stores opened in Fiscal 2000 and stores open for the full year in Fiscal 2000 that were only open for a partial year in Fiscal 1999. Also, $3.0 million associated with marketing for the Direct Marketing segment, which includes the internet and full year costs for the Gardeners Eden catalog, which was acquired in May, 1999. Additionally, there was a $3.1 million increase in compensation and benefits to support the base business and distribution center.

     Income from operations was $25.4 million, or 7.0% of net sales, in Fiscal 2000 as compared to $22.7 million, or 6.9% of net sales, in Fiscal 1999.

     Net interest expense decreased to $0.6 million, or 0.2% of net sales, in Fiscal 2000 from $1.1 million, or 0.3% of net sales, in Fiscal 1999, primarily due to increased average cash balance resulting from a higher beginning of year balance and decreased capital expenditures offset by 17 increased working capital in Fiscal 2000 versus Fiscal 1999. In Fiscal 2000, the Company recorded a provision for income taxes of $9.5 million, or 2.6% of net sales, as compared to $8.3 million, or 2.5% of net sales, in Fiscal 1999, resulting from an increase in pre-tax income.

     As a result of the foregoing factors, net income increased to $14.9 million in Fiscal 2000 (after reflecting the reduction of a cumulative effect of an accounting change of $.3 million, net of tax) versus $13.3 million in Fiscal 1999. Net income was 4.1% of net sales in Fiscal 2000 and Fiscal 1999. Earnings per share on a diluted basis increased to $1.76 in Fiscal 2000 (after reflecting the reduction of a cumulative effect of accounting change of $0.04) from $1.58 in Fiscal 1999.

FIFTY-TWO WEEKS ENDED JANUARY 29, 2000 VERSUS FIFTY-TWO WEEKS ENDED JANUARY 30, 1999

     Net sales for Fiscal 1999 increased by $50.8 million, or 18.4%, over Fiscal 1998, primarily as the result of a $26.9 million, or 11.0%, increase in retail sales, combined with a $23.9 million, or 74.3%, increase in direct marketing sales. Of the increase in retail sales, $11.6 million was attributable to the opening of 15 new stores (14 full line and 1 airport store), $10.5 million to additional sales from the operation of 24 stores for the full year in Fiscal 1999 that were only open for a portion of Fiscal 1998 (17 full line and 7 airport stores), and $12.3 million from a 5.8% increase in same store sales. Partially offsetting such sales increases was the loss of $1.4 million in sales from 5 stores closed in Fiscal 1998 and $6.1 million less sales from temporary winter holiday locations in Fiscal 1999 and from not operating temporary summer locations during Fiscal 1999 that were open in Fiscal 1998. The reduced holiday sales from temporary locations, are primarily the result of operating 24 less stores during holiday season of Fiscal 1999 versus Fiscal 1998. The $23.9 million, or 74.3%, increase in direct marketing sales was primarily attributable to $15.1 million in sales from the Gardeners Eden catalog acquired in May 1999 and a $3.6 million increase in Internet sales and $2.7 million in revenue generated from customers for shipping and handling The remaining increase of $2.5 million is the result of a 8.5% increase in sales primarily from a 17.7% increase in circulation for the Hard-To-Find-Tools and Brookstone Gift Collection catalogs.

     Gross profit as a percentage of net sales increased 2.4% to 38.9% in Fiscal 1999 compared to 36.5% in Fiscal 1998. The increase was primarily due to a 2.0% reduction in net material costs as a percentage of net sales, resulting primarily from lower sourcing costs, offset by 0.6% increase in shipping costs associated with the Direct Marketing segment. The lower sourcing costs resulted as the Company continued to increase the penetration of products bearing the Brookstone Brand. As a percentage of net sales, Fiscal 1999 occupancy costs decreased by 1.0% as compared to Fiscal 1998. The decrease in occupancy is primarily the result of additional sales from the Company's Direct Marketing business without any associated occupancy costs and the strong increase in same store sales.

     Selling, general and administrative ("SG&A") expenses increased $21.0 million to $104.6 million in Fiscal 1999 from $83.6 million in Fiscal 1998. As a percent of net sales, SG&A rose to 32.0% in Fiscal 1999 from 30.3% in Fiscal 1998. This $21.0 million increase included $7.8 million associated with the acquisition and operation of the Gardeners Eden catalog, $1.5 million associated with catalog costs as a result of increased circulation and $1.2 million associated with

Internet operating costs. Additionally, $4.4 million was expended for operating expenses associated with new stores opened in Fiscal 1999 and stores open for the full year in Fiscal 1999 18 that were only open for a partial year in Fiscal 1998, there was a $5.1 million increase in compensation and benefits to support the base business and distribution center and $1.0 million associated with upgrading and modifying systems as part of Y2k remediation efforts.

     Income from operations was $22.7 million, or 7.0% of net sales, in Fiscal 1999 versus $17.1 million, or 6.2% of net sales, in Fiscal 1998.

     Net interest expense decreased to $1.1 million, or 0.3% of net sales, in Fiscal 1999 from $1.7 million, or 0.6% of net sales, in Fiscal 1998, primarily due to refinement of inventory management coupled with a strong operating performance. In Fiscal 1999, the Company recorded a provision for income taxes of $8.3 million, or 2.5% of net sales, as compared to $6.1 million, or 2.2% of net sales, in Fiscal 1998, resulting from an increase in pre-tax income offset by a reduction in the effective tax rate.

     As a result of the foregoing factors, net income increased to $13.3 million in Fiscal 1999 versus $9.3 million in Fiscal 1998. Net income was 4.1% and 3.4% of net sales in Fiscal 1999 and Fiscal 1998, respectively. Earnings per share on a diluted basis increased to $1.58 in Fiscal 1999 from $1.13 in Fiscal 1998.

SEASONALITY

     The seasonal nature of the Company's business increased in Fiscal 2000 and is expected to continue to increase in Fiscal 2001 as the Company opens additional retail stores and continues its program to operate a significant number of small, temporary locations during the winter holiday selling season. In Fiscal 2000, most of the Company's new stores were opened in the second half of the fiscal year.

     The Company's sales in the second fiscal quarter are generally higher than sales during the first and third quarters as a result of sales in connection with Father's Day. The fourth fiscal quarter, which includes the winter holiday selling season, has historically produced a disproportionate amount of the Company's net sales and all of its income from operations.

LIQUIDITY AND CAPITAL RESOURCES

     During Fiscal 2000, the Company generated a total of $24.4 million of cash including $24.1 million from operations and $0.3 million from the exercise of stock options and related tax benefits. In addition, the Company's working capital increased approximately $11.7 million principally from increased inventory as compared to Fiscal 1998. The Company applied $8.5 million to fund capital expenditures. The capital expenditures included $3.3 million for new stores, $3.2 million for remodeling and maintenance in existing stores, $1.4 million for information systems developments and $0.6 million for distribution center and infrastructure improvements. The Company's cash position increased $4.0 million from the end of the prior fiscal year, with total cash on hand amounting to $35.4 million.

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

     The Company's primary short-term liquidity needs consist of financing seasonal merchandise inventory build-ups. The Company's primary sources of financing for such needs are from operations, borrowings under its revolving credit facility and trade credit. The Company's borrowings under the revolving credit facility are typically at low levels from January through April, increases through May as inventory is increased in anticipation of Father's Day, declines in June, increases somewhat through August and sharply increases from September through November to finance purchases of merchandise inventory in advance of the winter holiday selling season. The Company generally repays all outstanding borrowings under its revolving credit facility prior to Christmas and relies on cash from operations obtained during the winter holiday selling season until it begins to borrow again under its revolving credit facility the following fiscal year. At February 3, 2001, the Company had no outstanding borrowings under its revolving credit facility, although certain letters of credit in an aggregate amount of approximately $8.1 million were outstanding. During Fiscal 2000, the Company borrowed a maximum amount of $35.8 million under the revolving credit facility.

     The Company's revolving credit facility provides for borrowings of up to $75 million for letters of credit and working capital, as long as the Company meets a borrowing base test equal to 50% of the amount of eligible inventory and outstanding documentary letters of credit (increasing to 65% June through July and to 75% August through November). Amounts available for borrowings are reduced by the aggregate amount of outstanding letters of credit, which may not exceed $40 million, and borrowings. The revolving credit agreement requires the Company to have no more than $10 million in borrowings (excluding letters of credit) outstanding for one 30 consecutive day period during the December 15 to April 30 period. Borrowings outstanding under this facility bear interest, at the election by the Company, equal to the agent bank's base lending rate or the Eurodollar rate for the applicable period plus an additional 1.0%, 1.25% or 1.5% depending on the applicable cash flow coverage ratio (at February 3, 2001 the rate was 6.56% and was 7.03% at January 29, 2000). In addition, the Company is obligated to pay a fee of 0.25% or 0.30% on the unused portion of the commitment and 0.50%, 0.625% or 0.75% on documentary letters of credit (depending on the applicable cash flow coverage ratio). The facility expires July 31, 2002. At the Lender's option, all positive cash balances held by the lender banks may be applied to the outstanding balance of the revolving line of credit. The revolving credit agreement contains a number of restrictive covenants, including limitations on incurring additional indebtedness, granting liens, selling assets, engaging in mergers and other similar transactions, engaging in new business lines and making capital expenditures. In addition, the agreement prohibits the paying of cash dividends on common stock and requires that the Company maintain certain financial ratios, including tests pertaining to net worth, ratio of liabilities to net worth and cash flow coverage. During the year ended, and as of, February 3, 2001, the Company was in compliance with these covenants.

     The Company has never paid a cash dividend and currently plans to retain any earnings for use in the operations of the business. Any determination by the Board of Directors to pay future cash dividends will be based upon conditions then existing, including the Company's earnings, financial condition and requirements, restrictions in its financing arrangements and other factors.

FISCAL 2001 STORE OPENINGS AND CAPITAL EXPENDITURE EXPECTATIONS

     The following discussion includes certain forward-looking statements of management's expectations for store growth and related capital expenditures. These statements should be read in light of the considerations presented under the caption Outlook: Important Factors and Uncertainties (found on pages 22 - 24 of this document).

     The Company expects to add approximately 15 to 20 new Brookstone stores, including up to five airport locations and open as many as three Gardeners Eden retail stores, in Fiscal 2001. The Company anticipates the cost of opening a new Brookstone store, including leasehold improvements (net of landlord allowances), furniture and fixtures, and pre-opening expenses, to average approximately $375,000. In addition, the Company expects new stores to require $150,000 of working capital per store. The Company anticipates the cost of opening airport stores, including leasehold improvements, furniture and fixtures, and pre-opening expenses, to average approximately $250,000, and expects airport stores to require $100,000 of working capital per store. The Company expects to identify approximately 10 stores for remodeling, and update and maintain other stores, during Fiscal 2001, incurring capital expenditures of approximately $5.0 million. The Company plans to operate approximately 60 seasonal stores during the Fiscal 2001 winter holiday season subject to the availability of acceptable sites. In addition to the capital expenditures listed above, the Company anticipates making capital expenditures of approximately $8.0 million in Fiscal 2001, primarily to enhance the Company's management information, distribution and other support systems.

     In Fiscal 2001, the Company expects to open most of its new stores in the second half of the year. The Company's retail operations are not generally profitable until the fourth quarter of each fiscal year.

     The Company believes its cash balances, funds to be generated by future operations and borrowing capacity will be sufficient to finance its capital requirements during Fiscal 2001.

OUTLOOK: IMPORTANT FACTORS AND UNCERTAINTIES

     The Private Securities Litigation Reform Act of 1995 (the "Act") provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about themselves without fear of litigation so long as the forward-looking information is accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those set forth in the forward-looking statement. Statements in this 2000 Annual Report on Form 10-K which are not historical facts, including statements about the Company's or management's confidence or expectations, seasonality of the Company's future sales and earnings, plans for opening new stores and other retail locations, introduction of new or updated products, opportunities for sales growth or cost reductions and other statements about the Company's operational outlook, are forward-looking statements subject to risks and uncertainties that could cause actual results to vary materially. The following are important factors, among others, that should be considered in evaluating these forward-looking statements, as well as in evaluating the Company's business prospects generally:

     Concentration of Sales in Winter Holiday Season. A high percentage of the Company's annual sales and all or substantially all of its annual income from operations have historically been attributable to the winter holiday selling season. In addition, like many retailers, the Company must make merchandising and inventory decisions for the winter holiday selling season well in advance of actual sales. Accordingly, unfavorable economic conditions and/or deviations from projected demand for products during this season could have a material adverse effect on the Company's results of operations for the entire fiscal year. While the Company anticipates implementing certain measures to improve its results during periods outside of the winter holiday selling season, such as the opening of stores in airports and the development of Gardeners Eden stores, the Company expects that its annual results of operations will remain dependent on the Company's performance during the winter holiday selling season.

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

     New Stores and Temporary Locations. The Company's ability to open new stores, including airport locations and the new Gardeners Eden concept stores, and to operate its temporary location program successfully depends upon, among other things, the Company's capital resources and its ability to locate suitable sites, negotiate favorable rents and other lease terms and implement its operational strategy. In addition, because the Company's store designs must evolve over time so that the Company may effectively compete for customers in top malls, airports and other retail locations, actual store-related capital expenditures may vary from historical levels (and projections based thereon) due to such factors as the scope of remodeling projects, general increases in the costs of labor and materials and unusual product display requirements. Competition. The Company faces intense competition for customers, personnel and innovative products. This competition comes primarily from other specialty retailers, department stores, discount retailers and direct marketers, including Internet sites. Many of the Company's competitors have substantially greater financial, marketing and other resources than the Company.

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

     Centralized Distribution. The Company conducts all of its distribution operations and a significant portion of its direct marketing processing functions from a multiple facilities in Mexico, Missouri and through Cyberian Outpost, Inc. for its Internet operation. A disruption in operations at the distribution center may significantly increase the Company's distribution costs and prevent goods from flowing to stores and customers.

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

     Increased Reliance on E-Commerce. As a greater proportion of the Company's sales begin to be made via the Internet, and as the Company begins to look more to that channel to increase overall sales, the Company will become more subject to the uncertainties inherent in the quickly developing area of e-commerce. Such uncertainties include, but are not limited to, the extent to which the Company's customers will adopt the Internet as their method of purchase, the effect that government regulation of the Internet (or lack thereof) will have on the Internet as a medium of commerce and the Company's continued relationship with its Internet provider Cyberian Outpost ("Outpost"). In April 2001, Outpost issued a press release with respect to its Fiscal 2001 results. Outpost commented in this release that is was experiencing difficulty in obtaining required working capital financing. The Company is continuing to conduct business with Outpost on a cash basis and is exploring other business alternatives.

NEW ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued statement
No. 133 ("SFAS No. 133"), "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, collectively referred to as derivatives, and for hedging activities. The Company will adopt SFAS No. 133 as required by SFAS No.137, "Deferral of the Effective Date of the FASB Statement No. 133," in fiscal year 2001. To date the Company has not utilized derivative instruments or hedging activities and, therefore, the adoption of SFAS 133 is not expected to have a material impact on our financial position or results of operations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The financial statements, together with the report thereon of PricewaterhouseCoopers LLP, dated March 16, 2001, and supplementary data appear on pages 27 through 51 of this document.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.


PART III.


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Information in response to this item with respect to directors of the Company may be found in the sections entitled "Election of Directors" and "Timeliness of Certain SEC filings" of the Company's definitive Proxy Statement for the Company's 2001 Annual Meeting of Stockholders (the "Proxy Statement"), and such information is incorporated herein by reference.

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

                                                                                   Page in
                                                                                   Report
                                                                                   -------
Report of Independent Accountants                                                    27

Consolidated balance sheet as of February 3, 2001 and January 29, 2000               28

Consolidated statement of income for the years ended February 3, 2001
January 29, 2000 and January 30, 1999                                                29

Consolidated statement of cash flows for the years ended February 3, 2001,
January 29, 2000 and January 30, 1999                                                30

Consolidated statement of changes in shareholders' equity for the years ended
February 3, 2001, January 29, 2000, and January 30, 1999                             31

Notes to Consolidated Financial Statements                                           32

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Shareholders of Brookstone, Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Brookstone, Inc. and its subsidiaries at February 3, 2001 and January 29, 2000, and the results of their operations and their cash flows for each of the three years in the period ended February 3, 2001, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for revenue recognition in accordance with the provisions of the Securities and Exchange Commission's Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements".

/s/ PricewaterhouseCoopers LLP
------------------------------
PRICEWATERHOUSECOOPERS LLP

Boston, Massachusetts
March 16, 2001

                               BROOKSTONE, INC.

                          CONSOLIDATED BALANCE SHEET
                       (In thousands, except share data)

                                    February 3, 2001       January 29, 2000
                                    ----------------       ----------------
Assets
Current assets:
Cash and cash equivalents              $   35,397             $  31,389
Receivables, less allowances of
 $606 at February 3,
 2001 and $325 at January 29, 2000          7,477                 5,425
 Merchandise inventories                   55,059                43,639
 Deferred income                            3,633                 2,561
 taxes, net
 Other current assets                       4,030                 4,572
                                       ----------             ---------
   Total current assets                   105,596                87,586

Deferred income taxes, net                  3,662                 3,806
Property and equipment, net                41,956                43,074
Intangible assets, net                      5,359                 5,906
Other assets                                2,595                 1,534
                                       ----------             ---------
                                       $  159,168             $ 141,906
                                       ==========             =========

Liabilities and Shareholders' Equity
Current liabilities:
 Accounts payable                      $   13,522             $  15,759
 Other current liabilities                 28,966                25,530
                                       ----------             ---------
   Total current liabilities               42,488                41,289
Other long term liabilities                11,755                10,796
Long term obligation under                  2,414                 2,511
 capital lease

Commitments and contingencies (Note 11)

Shareholders' equity:
 Preferred stock, $0.001 par value:
   Authorized - 2,000,000 shares;
   0 shares issued and outstanding -
   at February 3, 2001 and
   January 29, 2000
 Common stock, $0.001 par value:
   Authorized-50,000,000 shares;
   issued and outstanding -
   8,320,640 shares at February 3,
   2001 and 8,296,890 shares at
   January 29, 2000                             8                     8
Additional paid-in capital                 50,277                50,020
  Retained earnings                        52,273                37,329
Treasury stock, at cost - 3,616
  shares at February 3, 2001 and
  January 29, 2000                            (47)                  (47)
                                       ----------             ---------
  Total shareholders' equity              102,511                87,310
                                       ==========             =========
                                       $  159,168             $ 141,906
                                       ==========             =========
See Notes to Consolidated Financial Statements

                               BROOKSTONE, INC.

                       CONSOLIDATED STATEMENT OF INCOME
                     (In thousands, except per share data)

                                                                      Year Ended
                                              ----------------------------------------------------------
                                              February 3, 2001    January 29, 2000      January 30, 1999
                                              ----------------    ----------------      ----------------
Net sales                                     $    364,541        $      326,855        $      276,051
Cost of sales                                      224,968               199,569               175,381
                                              ------------        --------------        --------------
Gross profit                                       139,573               127,286               100,670

Selling, general and administrative
  Expenses                                         114,187               104,554                83,589
                                              ------------        --------------        --------------
  Income from operations                            25,386                22,732                17,081

Interest expense, net                                  626                 1,125                 1,672
                                              ------------        --------------        --------------
Income before taxes and cumulative
  effect of accounting change                       24,760                21,607                15,409

  Income tax provision                               9,508                 8,297                 6,071
                                              ------------        --------------        --------------
  Income before cumulative effect of
   accounting change                                15,252                13,310                 9,338

  Cumulative effect of accounting change,
   net of tax of $193                                 (308)                  ---                   ---
                                              ------------        --------------        --------------
  Net income                                  $     14,944        $       13,310        $        9,338
                                              ============        ==============        ==============

Earnings per share - basic

  Income before cumulative effect of
   accounting change                          $       1.84        $         1.63        $         1.17

  Cumulative effect of accounting change             (0.04)                  ---                   ---
                                              ------------        --------------        --------------
  Net income                                  $       1.80        $         1.63        $         1.17
                                              ============        ==============        ==============

Earnings per share - diluted

  Income before cumulative effect of
   accounting change                          $       1.80        $         1.58        $         1.13

   Cumulative effect of accounting change            (0.04)                  ---                   ---
                                              ------------        --------------        --------------
   Net income                                 $       1.76        $         1.58        $         1.13
                                              ============        ==============        ==============

   Weighted average shares outstanding
    - basic                                          8,310                 8,155                 7,988
                                              ============        ==============        ==============
   Weighted average shares outstanding
    - diluted                                        8,472                 8,422                 8,285
                                              ============        ==============        ==============

                See Notes to Consolidated Financial Statements

                               BROOKSTONE, INC.

                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                (In thousands)

                                                                     Year Ended
                                              --------------------------------------------------------
                                              February 3, 2001    January 29, 2000    January 30, 1999
                                              ----------------    ----------------    ----------------
Cash flows from operating activities:
Net income                                        $   14,944         $    13,310          $     9,338

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization                         10,187               9,144                7,792
Amortization of debt issuance costs                      158                 154                  143
Deferred income taxes                                  (928)                (549)                 297
(Increase) Decrease in other assets                  (1,219)               1,240                 (377)
Increase in other long term liabilities                  959                 834                  150

Changes in working capital:
Accounts receivable, net                              (2,052)                831                 (724)
Merchandise inventories                              (11,420)             (3,792)                (159)
Other current assets                                     542                (343)              (3,668)
Accounts payable                                      (2,237)              5,032               (3,713)
Other current liabilities                              3,436               5,849                2,349
                                                  ----------         -----------          -----------
Net cash provided by operating activities             12,370              31,710               11,428

Cash flows from investing activities:
 Expenditures for Gardeners Eden acquisition             ---              (9,616)                 ---
 Expenditures for property and equipment              (8,522)             (9,684)             (12,062)
                                                  ----------         -----------          -----------
Net cash used for investing activities                (8,522)            (19,300)             (12,062)
Cash flows from financing activities:
 Payments for capitalized lease                          (97)               (102)                 (87)
 Proceeds from exercise of stock options,
 employee stock purchase plan
 and related tax benefits                                257               1,690                1,206
                                                  ----------         -----------          -----------
Net cash provided by financing activities                160               1,588                1,119
                                                  ----------         -----------          -----------
Net increase in cash and cash equivalents              4,008              13,998                  485

Cash and cash equivalents at beginning of period      31,389              17,391               16,906
                                                  ----------         -----------          -----------
Cash and cash equivalents at end of period        $   35,397         $    31,389          $    17,391
                                                  ==========         ===========          ===========
Supplemental disclosures of cash flow information:
Cash paid for interest                            $      784         $       706          $       917
Cash paid for income taxes                        $    9,066         $     5,901          $     5,737

                See Notes to Consolidated Financial Statements

                               BROOKSTONE, INC.

           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
  For the years ended January 30, 1999, January 29, 2000 and February 3, 2001
                       (In thousands, except share data)

                                                                Additional                                        Total
                                                     Common       Paid-In        Retained        Treasury      Shareholders'
                                      Shares         Stock        Capital        Earnings         Stock          Equity
                                   -----------     ---------- -------------    ------------    ------------  -----------------
Balance at January 31, 1998         7,871,384           8         47,124          14,681           (47)            61,766
   Issuance of common stock
        under employee stock
          purchase plan                17,102                        178                                              178
   Options exercised including
     related tax benefit              176,100                      1,028                                            1,028
   Net income                                                                      9,338                            9,338
                                   --------------------------------------------------------------------------------------------
Balance at January 30, 1999         8,064,586           8         48,330          24,019           (47)            72,310
   Options exercised including
     related tax benefit              232,304                      1,690                                            1,690
   Net income                                                                     13,310                           13,310
                                   --------------------------------------------------------------------------------------------
Balance at January 29, 2000         8,296,890        $  8       $ 50,020        $ 37,329        $  (47)         $  87,310
   Options exercised including
     related tax benefit               23,750                        257                                              257
   Net income                                                                     14,944                           14,944
                                   --------------------------------------------------------------------------------------------
Balance at February 3, 2001         8,320,640        $  8       $ 50,277        $ 52,273        $  (47)         $ 102,511
                                   --------------------------------------------------------------------------------------------

                See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF BUSINESS AND ORGANIZATION

     Brookstone, Inc. (the "Company") is a nationwide specialty retailer that offers an assortment of consumer products that are functional in purpose, distinctive in quality and design and not widely available from other retailers. The Company sells its products nationally through 223 retail stores in 38 states, the District of Columbia and Puerto Rico, temporary stores typically operated during the winter holiday season and direct marketing vehicles including its Hard-to-Find Tools, Brookstone Gift Collection and Gardeners Eden catalogs and the Internet. The Company's merchandise includes lawn and garden, health and fitness, home and office and travel and auto products.

     The Company's fiscal year end is the Saturday nearest the last day in January. Results of operations for Fiscal 2000 are for the 53 weeks ended February 3, 2001. Results for Fiscal 1999 are for the 52 weeks ended January 29, 2000, and results for Fiscal 1998 are for the 52 weeks ended January 30, 1999.

2. SIGNIFICANT ACCOUNTING POLICIES

Principals of Consolidation

     The accompanying consolidated financial statements include the accounts of the Company and Brookstone Company, Inc., its wholly owned subsidiary and the direct and indirect wholly owned subsidiaries of Brookstone Company, Inc. (Brookstone Stores, Inc., Brookstone Purchasing, Inc., Brookstone Properties, Inc., Brookstone By Mail, Inc., Fork Distribution Corporation, Gardeners Eden By Mail, Inc., Brookstone Retail Puerto Rico, Inc., Brookstone Holdings, Inc. and Brookstone O'Hare LLC). All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Use of Estimates

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

Advertising Costs

     Direct response advertising costs, which consist of catalog production and postage costs, are deferred and amortized over the period of expected direct marketing revenue, which is less than one year. Deferred costs were $2.1 million and $1.3 million at February 3, 2001 and January 29, 2000, respectively and are classified as non-current assets. The Company expenses in-store and print advertising costs as incurred. Advertising expense was approximately $22.3 million, $18.2 million and $11.6 million for the years ended February 3, 2001, January 29, 2000 and January 30, 1999, respectively.

Intangible Assets

     Intangible assets include trade name and customer lists. Intangible assets are amortized on the straight -line basis over the estimated useful lives ranging from 3 years to 20 years.

Impairment of Long-Lived Assets

     The Company reviews long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. Each impairment test is based on a comparison of the undiscounted cash flows to the recorded value of the asset. If impairment is indicated, the asset is written down to its estimated fair value on a discounted cash flow basis.

Revenue Recognition

     The Company recognizes revenue from sales of merchandise at the time of sale in its stores, or at the time of customer receipt for direct marketing sales. Revenue is recognized net of actual merchandise returns and allowances. Revenue from merchandise credits and gift certificates is deferred until redemption.

     The Company allows merchandise returns for all merchandise, and has established an allowance for merchandise returns based on historical experience, in accordance with SFAS No.48. The returns allowance is recorded as a reduction to net sales.

     In the fourth quarter of Fiscal 2000, the Company changed its income statement classification of shipping and handling fees and costs in accordance with the Emerging Issues Task Force 2000-10, "Shipping and Handling Fees and Costs" ("EITF 00-10"). As a result of this adoption of EITF 00-10, the Company now reflects shipping and handling fees billed to customers as revenue while the related shipping and handling costs are included in cost of goods sold. Prior to the adoption of EITF 00-10 such fees and costs were netted in selling, general and administrative expenses. Shipping and handling fees and costs for all prior periods presented have been classified to conform to the new income statement presentation.

Store Closings

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

Income Taxes

     The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," ("SFAS 109"). Under the asset and liability method of SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to be applied to taxable income in the fiscal year in which those temporary differences are expected to be recovered or settled. The effect of any future change in tax rates is recognized in the period in which the change occurs.

Earnings Per Share

     Earnings per share are presented in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128") which requires the presentation of "basic" earnings per share and "diluted" earnings per share. Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average shares of common stock outstanding during the period. For the purposes of calculating diluted earnings per share, the denominator includes both the weighted average number of shares of common stock outstanding during the period and the weighted average number of potential common stock, such as stock options.

Segment Reporting

     The Company presents its financial information in accordance with Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). Under SFAS 131, the Company's business is comprised of two distinct business segments determined by the method of distribution channel. The retail segment is comprised of all full-year stores in addition to all temporary stores and kiosks. Retail product distribution is conducted directly through the store location. The direct marketing segment is comprised of the Hard-to-Find-Tools, Brookstone Gift Collection and Gardeners Eden catalogs and products promoted via the Internet site www.Brookstone.com. Direct marketing product distribution is conducted through the Company's direct marketing call center and distribution facility located in Mexico, Missouri and by Cyberian Outpost, Inc.

Reclassifications

     Certain reclassifications have been made to the Fiscal 2000 and Fiscal 1999 balances to conform with the current year.

Recent Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board issued statement No. 133 ("SFAS No. 133"), "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, collectively referred to as derivatives, and for hedging activities. The Company will adopt SFAS No. 133 as required by SFAS No.137, "Deferral of the Effective Date of the FASB Statement No. 133," in fiscal year 2001. To date, the Company has not utilized derivative instruments or hedging activities and therefore, the adoption of SFAS 133 is not expected to have a material impact on the Company's financial position or results of operations.

Accounting Principle Change

     During the fourth quarter of Fiscal 2000, the Company changed its revenue recognition policy for catalog sales and other drop shipment sales in accordance with Securities and Exchange Commission's Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements". Under the provisions of SAB 101, revenue on catalog sales is recognized at time of receipt instead of at time of shipment, as the company retains risk of loss while the goods are in transit. The cumulative effect of this change for periods prior to Fiscal 2000 is $308,000, net of tax benefit of $193,000, and is reflected in the Company's first fiscal quarter of 2000. The pro forma effect of SAB 101 on the net income of prior periods presented is not material.

3. CONSOLIDATED BALANCE SHEET DETAILS

                                            February 3, 2001        January 29, 2000
                                         ---------------------------------------------
Other Current Assets:
Prepaid rent                             $       3,490,000        $    3,200,000
Prepaid insurances, postage, deposits
and other                                          540,000             1,372,000
                                         -----------------        --------------
                                         $       4,030,000        $    4,572,000
                                         =================        ==============
Property and Equipment:
Leasehold improvements                   $      38,288,000        $   37,292,000
Equipment furniture and fixtures                56,083,000            52,516,000
                                         -----------------        --------------
Total property and equipment                    94,371,000            89,808,000

Accumulated depreciation and
   amortization                                (52,415,000)          (46,734,000)
                                         -----------------        --------------
                                         $      41,956,000        $   43,074,000
                                         =================        ==============
Intangible Assets:
Trade name                               $       5,407,000        $    5,407,000
Customer list                                      908,000               908,000
                                         -----------------        --------------
Total intangible assets                          6,315,000             6,315,000
Accumulated amortization                          (956,000)             (409,000)
                                         -----------------        --------------
                                         $       5,359,000        $    5,906,000
                                         =================        ==============
Other Current Liabilities:
Merchandise credits and
 gift certificates                       $       5,425,000        $    4,344,000
Accrued employee compensation and
   benefits                                      5,680,000             6,792,000
     Rent payable                                  819,000               924,000
     Income taxes payable                        9,104,000             8,249,000
     Accrued expenses                            7,938,000             5,221,000
                                         -----------------        --------------
                                         $      28,966,000        $   25,530,000
                                         =================        ==============
Other Long-term Liabilities:
Straight-line rent liability             $       6,249,000        $    5,796,000
Employee benefit obligations and other
 long term liabilities                           5,506,000             5,000,000
                                         -----------------        --------------
                                         $      11,755,000        $   10,796,000
                                         =================        ==============

4. GARDENERS EDEN ACQUISITION

     Effective on May 3, 1999, the Company acquired certain assets relating to the Gardeners Eden catalog from Williams-Sonoma, Inc. at a purchase price of approximately $9.6 million. The acquisition was accounted for as a purchase. The assets acquired were comprised of inventory valued at approximately $2.4 million, prepaid catalog costs of approximately $0.3 million and deferred catalog costs valued at approximately $0.3 million. The value of these assets was offset by a liability of approximately $0.7 million for open customer orders under the Gardeners Eden continuity program. The Company allocated the remaining purchase price, approximately $6.3 million, to the valuation of intangible assets consisting of trade name for $5.4 million and customer lists for $0.9 million. The intangible assets are being amortized on a straight-line basis, from 3 years to 20 years.

5. INCOME TAXES

         Temporary differences, which give rise to deferred tax assets and liabilities for Fiscal 2000 and Fiscal 1999, are as follows:

                                      February 3, 2001             January 29, 2000
                                      ----------------             ----------------
Deferred tax assets:
Rent expense                         $       2,366,000           $         2,173,000
Inventory capitalization and
   reserves                                    607,000                       439,000
Employee benefit obligations                 1,475,000                     1,667,000
Vacation accrual                                94,000                       269,000
Merchandise credits and
     gift certificates                       1,710,000                     1,301,000
Tax depreciation                               215,000                       463,000
Sales return reserve                           380,000
Other items                                  1,102,000                       635,000
                                     -----------------           -------------------
Total deferred tax asset             $       7,949,000           $         6,947,000
                                     =================           ===================
Deferred tax liabilities:

Deferred catalog costs                         639,000           $           477,000
Other items                                     15,000                       103,000
                                     -----------------           -------------------
Total deferred tax liability         $         654,000           $           580,000
                                     -----------------           -------------------
Net deferred tax asset               $       7,295,000           $         6,367,000
                                     =================           ===================

     Current and non-current deferred tax assets and liabilities within the same tax jurisdiction are offset for presentation in the consolidated balance sheet. A valuation allowance has not been established as management expects that it is more likely than not that the net deferred tax asset will be realized.

     The provision for income taxes is comprised of the following:

                                    Year Ended
                                    ----------
             February 3, 2001   January 29, 2000    January 30, 1999
             ----------------   ----------------    ----------------
Current:
   Federal    $   9,380,000       $  7,962,000        $  4,894,000
   State            863,000            884,000             880,000

Deferred:
   Federal         (606,000)          (476,000)            225,000
   State           (129,000)           (73,000)             72,000
              -------------       ------------        ------------
              $   9,508,000       $  8,297,000        $  6,071,000

     Reconciliation of the U. S. Federal statutory rate to the Company's effective tax rate is as follows:

                                       Year Ended
                                       ----------
                 February 3, 2001   January 29, 2000    January 30, 1999
                 ----------------   ----------------    ----------------
Statutory federal
income tax rate         35%               35%                  34%

State income taxes,
net of federal tax
benefit                  2%                2%                   3%

Other                    1%                1%                   2%
                      --------          --------             --------
Effective income
tax rate                38%               38%                  39%
                      ========          ========             ========

     The exercise of stock options which have been granted under the Company's stock option plans (refer to Note 8) gives rise to compensation which is includable in the taxable income of the optionees and deductible by the Company for federal and state income tax purposes. Such compensation considers increases in the fair market value of the Company's common stock subsequent to the date of the grant. For financial reporting purposes, the tax effect of this deduction is accounted for as a credit to additional paid-in capital rather than as a reduction of income tax expense. Such exercises resulted in a tax benefit to the Company of approximately $48,000, $782,000, and $832,000 in Fiscal 2000, Fiscal 1999 and Fiscal 1998, respectively.

6. SEGMENT REPORTING

     Business conducted by the Company can be segmented into two distinct areas determined by the method of distribution channel. The retail segment is comprised of all full-year stores in addition to all temporary stores and kiosks. Retail product distribution is conducted directly through the store location. The direct marketing segment is comprised of the Hard-to-Find Tools, Brookstone Gift Collection and Gardeners Eden catalogs and products promoted via the Internet site www.Brookstone.com. Direct marketing product distribution is conducted through the Company's direct marketing call center and distribution facility located in Mexico, Missouri along with Cyberian Outpost, Inc. Both segments of the Company sell similar products, although not all Company products are fully available within both segments.

     All costs directly attributable to the direct marketing segment are charged accordingly while all remaining operating costs are charged to the retail segment. The Company's management does not review assets by segment.

     The following table discloses segment net sales, pre-tax income and depreciation and amortization expense for Fiscal 2000, Fiscal 1999 and Fiscal 1998 (in thousands):

                                                         Net Sales                                  Pre-tax Income
                                    ------------------------------------------    --------------------------------------------
                                            2000           1999           1998         2000              1999             1998
                                    ------------------------------------------    --------------------------------------------
Reportable segment:
   Retail                             $  298,360  $     270,660  $     243,805    $  25,008   $        21,729  $        16,273
   Direct marketing                       66,181         56,195         32,246          378             1,003              808

Reconciling items:
   Interest income                           ---            ---            ---          982               535              206
   Interest expense                          ---            ---            ---       (1,608)           (1,660)          (1,878)
                                    ------------------------------------------    --------------------------------------------
Consolidated:                         $  364,541  $     326,855  $     276,051    $  24,760   $        21,607  $        15,409
                                    ==========================================    ============================================

                                               Depreciation & Amortization

                                      ---------------------------------------------
                                            2000           1999           1998
                                      ---------------------------------------------
Reportable segment:
  Retail                              $    9,336  $       8,514  $       7,575
  Direct marketing                           851            630            217
                                      ---------------------------------------------
Consolidated:                         $   10,187  $       9,144  $       7,792
                                      =============================================

7.   DEBT

Revolving Credit Agreement

     The Company has a revolving credit agreement that provides for borrowings of up to $75 million for letters of credit and working capital as long as the Company meets a borrowing base test equal to 50% of the amount of eligible inventory and outstanding documentary letters of credit (increasing to 65% June through July and to 75% August through November). Amounts available for borrowings are reduced by the aggregate amount of outstanding letters of credit, which may not exceed $40 million, and borrowings. The revolving credit agreement requires the Company to have no more than $10 million in borrowings (excluding letters of credit) outstanding for one 30 consecutive day period during the December 15 to April 30 period. Borrowings outstanding under this facility bear interest, at the election by the Company, equal to the agent bank's base lending rate or the Eurodollar rate for the applicable period plus an additional 1.0%, 1.25% or 1.5% depending on the applicable cash flow coverage ratio (at February 3, 2001 the rate was 6.56%). In addition, the Company is obligated to pay a fee of 0.25% or 0.30% on the unused portion of the commitment and 0.50%, 0.625% or 0.75% on documentary letters of credit (depending on the applicable cash flow coverage ratio). The facility expires July 31, 2002. At the Lender's option, all positive cash balances held by the Lender's banks may be applied to the outstanding balance of the revolving line of credit. The revolving credit agreement contains a number of restrictive covenants, including limitations on incurring additional indebtedness, granting liens, selling assets, engaging in mergers and other similar transactions, engaging in new business lines and making capital expenditures. In addition, the agreement prohibits the paying of cash dividends on common stock and requires that the Company maintain certain financial ratios, including tests pertaining to net worth, ratio of liabilities to net worth and cash flow coverage. During the year ended and as of February 3, 2001, the Company was in compliance with these covenants.

     On May 11, 1999 the Company amended and restated the above-mentioned credit agreement to accommodate the Company's acquisition of the Gardeners Eden catalog from Williams-Sonoma, Inc. The amended agreement remains substantially the same as outlined above.

     During Fiscal 2000, the Company borrowed a maximum amount of $35.8 million under the revolving credit facility. There were no outstanding borrowings under the revolving credit agreement respectively at February 3, 2001 and January 29, 2000. There were $6.6 million and $6.0 million in outstanding documentary letters of credit at February 3, 2001 and January 29, 2000, respectively. In addition, $1.5 million in stand-by letters of credit were drawable by store lessors at February 3, 2001 and January 29, 2000.

Capital Lease Obligation

     The Company's lease for its Mexico, Missouri distribution facility extends over twenty years at prime plus 1% per annum (10.50% at February 3, 2001 and 9.25% at January 29, 2000). The interest rate is adjusted annually on November 1.

     The principal balance of this obligation amounted to $2.5 million at February 3, 2001 and $2.6 million at January 29, 2000. Property capitalized under this capital lease amounted to $3.1 million, with accumulated amortization of $730,000 and $631,000 at February 3, 2001 and January 29, 2000, respectively.

     Scheduled payments of the capital lease obligation as of February 3, 2001 are as follows:

Fiscal Year
2001                          $  360,000
2002                             360,000
2003                             360,000
2004                             360,000
2005                             360,000
Thereafter                     2,760,000
                              ----------
                              $4,560,000

Interest on capital lease
obligation included above     (2,047,000)
                              ----------
Remaining principal           $2,513,000
                              ==========

     Current portion of the capital lease obligation equaled $99,000 and $100,000 at February 3, 2001 and January 29, 2000, respectively.

8. SHAREHOLDERS' EQUITY

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

Employee Stock Plans

The Company has stock option plans for key associates, officers and directors of the Company, which provide for nonqualified and incentive stock options. The Board of Directors determines the term of each option, option price and number of shares at the date of grant. For all options granted after Fiscal 1991, such option prices equaled the fair market value at the date of grant. Options granted generally vest over four years from the date of grant and expire after ten years. Certain non-qualified options become exercisable five years from the date of grant, however, the exercise date of all or a portion of such options may be accelerated if the price of the Company's common stock reaches certain target amounts. At February 3, 2001 options of 557,009 shares were exercisable under the various associate stock option plans, and 42,000 shares were exercisable under the Directors' stock option plan. At February 3, 2001, options of 764,845 shares were available for future grants under the various associate stock option plans, and 94,000 shares were available for future grants under the Directors' stock option plan.

Stock Purchase Plans

     The Company's stock purchase plans which cover substantially all associates, allows for the issuance of a maximum of 60,000 and 75,000 shares of common stock under the 1992 Employee Stock Purchase Plan ("1992 ESPP") and 2000 Employee Stock Purchase Plan ("2000 ESPP"), respectively. The options are exercisable at the lower of 85% of market value at the beginning or end of the six-month period, through accumulation of payroll deductions of up to 10% of each participating employee's regular base pay during such period. Purchases occur at the end of one or more option periods. Since adoption, there have been three, six-month option periods under the 1992 ESPP, which began on July 1, 1993, January 1, 1994 and November 4, 1997. The six-month option period that began on November 4, 1997 expired on May 4, 1998, resulting in the issuance of 17,102 shares to participating associates. The Board of Directors may, at its discretion, extend the 1992 Employee Stock Purchase Plan for additional periods. As of February 3, 2001, there were 14,033 options available for future grants under this plan. On November 1, 2000 a six-month option period began under the 2000 ESPP.

     Transactions under the Company's stock option plans for each of the three years in the period ended February 3, 2001 are as follows:

                       Number of Shares     Weighted Average Exercise Price
                       ----------------------------------------------------
Outstanding at
   January 31, 1998         1,261,622                 $    7.10
     Granted                  113,500                 $   12.89
     Exercised               (176,100)                $    0.53
     Canceled                 (67,625)                $    9.26

Outstanding at
   January 30, 1999         1,131,397                 $    8.58
     Granted                   68,000                 $   15.21
     Exercised               (232,304)                $    3.91
     Canceled                 (85,584)                $   12.84

Outstanding at
   January 29, 2000           881,509
     Granted                  368,000                 $    8.58
     Exercised                (23,750)                $   15.21
     Canceled                 (64,500)                $    3.91

Outstanding at
   February 3, 2001         1,161,259                 $   11.42

     Of the 1,161,259 shares outstanding at February 3, 2001, 1,097,259 shares were outstanding under the various associate stock option plans, and 64,000 shares were outstanding under the Directors' stock option plan.

     SFAS No. 123, "Accounting for Stock-Based Compensation" permits the Company to follow the measurement provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees", and not recognize compensation expense for its stock-based incentive plans. Had 43 compensation cost for the Company's stock-based incentive compensation plans been determined based on the fair value at the grant dates of awards under those plans, consistent with the methodology prescribed by SFAS No. 123, the Company's net income and related earnings per share for fiscal 2000, 1999 and 1998 would have been reduced to the pro forma amounts indicated below:

                                                              Fiscal Year
                                         -----------------------------------------------------
                                                2000            1999              1998
                                         -----------------------------------------------------
Net income - as reported                 $     14,944,000   $  13,310,000     $   9,338,000
Net income - pro forma                         14,672,000      12,958,000         8,973,000

Earnings per share - basic
As reported                                      $  1.80       $  1.63           $  1.17
Pro forma                                           1.77          1.59              1.12

Earnings per share - diluted
As reported                                      $  1.76       $  1.58           $  1.13
Pro forma                                           1.73          1.54              1.08

     The fair value of each option grant is estimated on the date of grant using the Black -Scholes option-pricing model with the following weighted-average assumptions.

                                                   Fiscal Year
                                           ------------------------------
                                           2000         1999         1998
                                           ----         ----         ----
Expected stock price volatility            46.9%        47.9%       47.8%
Risk-free interest rate                     6.6%         5.8%        5.4%
Expected life of options                  5 years      5 years     5 years
Dividend yield                              ---          ---         ---

     The weighted average fair value of options granted for Fiscal 2000, Fiscal 1999 and Fiscal 1998 are $10.34, $7.52 and $6.30, respectively.

     The following table summarizes information about stock options outstanding at February 3, 2001:

                                          Options Outstanding                      Options Exercisable
                                ------------------------------------------------------------------------
           Range of Exercise    Number          Weighted        Weighted       Number           Weighted
                Prices          Outstanding     Average         Average        Exercisable      Average
                                at 2/3/01       Remaining       Exercise       at 2/3/01        Exercise
                                                Contractual     Price                              Price
                                                Life
                                ------------------------------------------------------------------------
$0.002                          31,882         0.6 years         $ 0.002          31,882       $  0.002
$0.63                            2,000         1.3 years         $ 0.63            2,000       $   0.63
$5.375-$8.00                   106,502         3.6 years         $ 5.46          106,502       $   5.46
$8.125-$12.5625                478,875         5.9 years         $ 9.45          282,000       $   9.52
$13.4375-$15.3125              542,000         7.4 years         $15.05          176,625       $  14.56
---------------------------------------------------------------------------------------------------------
                             1,161,259                                           599,009

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

                                  February 3, 2001       January 29, 2000       January 30, 1999
                                  ----------------       ----------------       ----------------
Net income                        $  14,944,000          $ 13,310,000            $ 9,338,000
                                  ================       ================       ================
Weighted average common shares
outstanding                           8,310,000             8,155,000              7,988,000


Effect of dilutive securities:
   Stock options                        162,000               267,000                297,000
                                 -----------------       ----------------        ---------------
Weighted average common shares
and common share equivalents          8,472,000             8,422,000              8,285,000
                                 =================       ================        ===============

9. PENSION AND 401(k) PLANS

     The Company sponsors the Brookstone Pension Plan, which provides retirement benefits 45 for its employees who have completed one year of service and who were participating in the plan prior to May 31, 1998. As of May 30, 1998, the Board of Directors approved freezing future benefits under this plan. As a result, the Company recorded a gain on curtailment of $111,000 in Fiscal 1998. The Company anticipates that curtailment of the plan will not have a material effect on the Company's consolidated financial statements. The retirement plan is a final average pay plan. It is the Company's policy to fund the cost of benefits expected to accrue during the year plus amortization of any unfunded accrued liabilities related to periods of service prior to the valuation date.

     The Company sponsors a 401(k) plan for all associates who have completed at least one year of service with a minimum of 1,000 hours and have attained the age of 21. The Board of Directors, concurrently with freezing the pension plan, approved the increase of the Company's 401(k) matching contribution of each participating employee's salary from a maximum of 1.5% to a maximum of 4.0%. The Company's matching 401(k) contribution was $710,000, $618,000 and $402,000 in Fiscal 2000, Fiscal 1999 and Fiscal 1998, respectively.

     The following tables set forth the pension plan's funded status and amounts recognized in the Company's consolidated financial statements.

                                 February 3, 2001      January 29, 2000
------------------------------------------------------------------------
Change in Projected benefit
   obligation:

Projected benefit obligation
at beginning of fiscal year      $ 3,840,000             $  4,092,000
Service cost                         125,000                  120,000
Interest cost                        286,000                  282,000
Actuarial loss (gain)                 (3,000)                (344,000)
Expenses paid                        (80,000)                (117,000)
Benefits paid                       (221,000)                (193,000)
Projected benefit obligation     -----------             ------------
at end of fiscal year            $ 3,947,000             $  3,840,000
                                 ===========             ============

     The change in plan assets was:

                                 February 3, 2001      January 29, 2000
------------------------------------------------------------------------

Fair value at beginning of
 fiscal year                     $ 4,211,000             $  3,940,000
Actual return on plan assets        (199,000)                 553,000
Employer contributions               107,000                   28,000
Expenses paid                        (80,000)                (117,000)
Benefits paid                       (221,000)                (193,000)
                                 -----------             ------------
Fair value at end of fiscal year $ 3,818,000             $  4,211,000
                                 ===========             ============

     The funded status was:

                                 February 3, 2001      January 29, 2000
------------------------------------------------------------------------
Funded status at end of year     $  (129,000)            $   371,000
Unrecognized net actuarial gain     (220,000)               (812,000)
                                 -----------             -----------
Accrued benefit cost             $  (349,000)            $  (441,000)
                                 ===========             ===========

     Assumptions used in computing the funded status were as follows:

Weighted average discount rate      7.50%                    7.50%
Expected return on plan assets         9%                       9%
Rate of increase in compensation
levels                                 4%                       4%

     The components of net periodic pension cost were as follows:

                                 February 3, 2001      January 29, 2000
------------------------------------------------------------------------
Service cost                     $   125,000             $   120,000
Interest cost                        286,000                 282,000
Expected return on plan assets      (366,000)               (340,000)
Amortization of prior service
cost                                     ---                     ---
Recognized net actuarial loss        (30,000)                    ---
                                 -----------             -----------
Net periodic benefit cost        $    15,000             $    62,000
                                 ===========             ===========

10. POST-RETIREMENT BENEFITS OTHER THAN PENSIONS

     The Company sponsors a defined benefit post-retirement medical plan that covers all of 47 its full time associates. All associates who retire from the Company's defined benefit pension plan who have either attained age 65 with five years of service, or who have attained age 55 with 10 years of service and 70 points are eligible. Associates, who retire prior to age 65, and their spouses, are each required to contribute 50% of the premium. Spouses of associates who retire after age 65 with 10 years of service are required to contribute 50% of their premium. Associates, who retire at age 65 with five to nine years of service, and their spouses, are required to contribute 50% and 75% of the premium, respectively. Associates not eligible for retirement as of February 1, 1992 will be required to contribute the amount of premium in excess of $4,200 pre-65 and $2,225 post-65; spouses are not eligible. The plan is not funded.

     The following tables set forth the post-retirement plans funded status and amounts recognized in the Company's consolidated financial statements.

                                                           February 3, 2001   January 29, 2000
                                                           ----------------   ----------------
Accumulated post-retirement benefit obligation("APBO"):
APBO at end of prior fiscal year                         $       1,332,000      $    1,192,000
Service Cost                                                       106,000              81,000
Interest Cost                                                       99,000              86,000
Actuarial loss / (gain) and assumption change                      (79,000)             41,000
Benefits paid                                                      (86,000)            (68,000)
                                                         -----------------      --------------
APBO at end of current fiscal year                       $       1,372,000      $    1,332,000
                                                         =================      ==============

The change in plan assets was:
                                                          February 3, 2001    January 29, 2000
                                                          ----------------    ----------------
Fair value at beginning of fiscal year                   $             ---      $          ---
Actual return on plan assets                                           ---                 ---
Employer contributions                                              86,000              68,000
Participant Contributions                                              ---                 ---
Expenses paid                                                          ---                 ---
Benefits paid                                                      (86,000)            (68,000)
                                                         -----------------      --------------
Fair value at end of fiscal year                         $               0        $          0
                                                         =================      ==============

     The amounts recognized in the statement of financial position consisted of:

                                        February 3, 2001        January 29, 2000
--------------------------------------------------------------------------------
Accrued benefit cost (other plans)         $ (2,890,000)          $  (2,901,000)
                                           ------------           -------------
Accrued benefit cost                       $ (2,890,000)          $  (2,901,000)

Funded status at end of fiscal year          (1,372,000)             (1,332,000)
Unrecognized prior service cost                (843,000)               (945,000)
Unrecognized net actuarial gain                (675,000)               (624,000)
                                           ------------           -------------
Accrued benefit cost                       $ (2,890,000)          $  (2,901,000)

     The components of the net periodic post-retirement benefit cost were:

                                        February 3, 2001        January 29, 2000
--------------------------------------------------------------------------------
Service cost                               $    106,000           $      81,000
Interest cost                                    99,000                  86,000
Amortization of prior service cost             (102,000)               (102,000)
Recognized net actuarial gain                   (28,000)                (25,000)
                                           ------------           -------------
Net periodic benefit cost                  $     75,000           $      40,000

     The weighted average discount rate used in determining the accumulated post-retirement benefit obligation was 7.50% as of February 3, 2001 and 7.50% as of January 29, 2000. For measurement purposes, a 7.4% annual rate of increase in the per capita cost of covered health care benefits was assumed for Fiscal 2000; this rate was assumed to decrease gradually down to 5% for Fiscal 2004 and remain at that level thereafter.

     The medical cost trend rate assumption has a significant effect on the amounts reported. However, the impact of medical inflation eventually diminishes because of the limit of the Company's share of plan cost for accruals for associates who were not eligible to retire as of February 1, 1992. A one percentage point change in assumed health care cost trend rate would have had the following effects on February 3, 2001:

                                        Increase          Decrease
                                        --------          --------
Effect on total of service
   and interest cost components          $   1,745        $  (1,653)

Effect on accumulated post-retirement
     benefit obligation                  $  25,008        $ (23,688)

11. COMMITMENTS AND CONTINGENCIES

Lease Commitments

     The Company leases all of its retail store locations and its corporate headquarters. These leases are non-cancelable and have terms of up to 15 years. Certain leases provide for additional rents payable based on store sales.

     At February 3, 2001, the minimum future rentals on non-cancelable operating leases are as follows:

Fiscal Year

2001                      $     26,018,000
2002                            25,822,000
2003                            24,770,000
2004                            23,837,000
2005                            22,106,000
Thereafter                      85,124,000
                          ----------------
                          $    207,677,000
                          ================

     Rent expense was approximately $27.0 million, $24.9 million and $22.7 million for the years ended February 3, 2001, January 29, 2000 and January 30, 1999, respectively, including contingent rent expenses of approximately $284,000, $200,000 and $310,000, respectively. This rent expense, along with other costs of occupancy are included in cost of sales in the consolidated statement of income.

Litigation

     The Company is involved in various legal proceedings arising in the normal course of business. Management believes that the resolution of these matters will not have a material effect on the consolidated financial statements.

12.  QUARTERLY FINANCIAL DATA (unaudited).

     The following fiscal 2000 quarterly information includes the impact of the adoption of SAB 101 and EITF 00-10 (in thousands, except per share data):

                                                                         Fiscal 2000
                                            --------------------------------------------------------------------------
                                              First Quarter     Second Quarter      Third Quarter     Fourth Quarter
                                            ----------------  -----------------   ----------------- ------------------
Net Sales                                       $51,077             $68,699           $63,817             $180,948
Gross Profit                                     13,670              22,915            18,084               84,904
Income (loss) from operations                    (7,638)               (606)           (7,537)              41,167
Income (loss) before cumulative effect of
accounting change                                (4,682)               (606)           (7,537)              41,167
Cumulative effect of accounting change             (308)                ---               ---                  ---
                                                -------             -------           -------             --------
Net income (loss)                               $(4,990)            $  (399)          $(4,889)            $ 25,222
                                                -------             -------           -------             --------

Earnings (loss) per share: Basic
Earnings (loss) before cumulative effect of
accounting change                               $ (0.56)            $ (0.05)          $ (0.59)            $   3.03
Cumulative effect of accounting change            (0.04)                ---               ---                  ---
                                                -------             -------           -------             --------
Net income (loss)                               $ (0.60)            $ (0.05)          $ (0.59)            $   3.03
                                                -------             -------           -------             --------

Earnings (loss) per share: Diluted
Earnings (loss) before cumulative effect of
accounting change                               $ (0.56)            $ (0.05)          $ (0.59)            $   2.98
Cumulative effect of accounting change            (0.04)                ---               ---                  ---
                                                -------             -------           -------             --------
Net income (loss)                               $ (0.60)            $ (0.05)          $ (0.59)            $   2.98
                                                -------             -------           -------             --------

The effect of SAB 101 and EITF 00-10 on previously reported quarters was as follows (in thousands, except per share data):

                                         Effect of Change in Fiscal 2000
                                ------------------------------------------------
Quarter Ended                   Net Sales         Net Income         Diluted EPS
-------------                   ---------         ----------         -----------
April 29, 2000                   $1,849             $(271)             $(0.03)
July 29, 2000                     2,048                45                 ---
October 28, 2000                    881               (97)              (0.01)

Had the provisions of SAB 101 and EITF 00-10 been applied to Fiscal 1999, the pro forma effect on previously reported net sales, gross profit, net income
(loss) and earnings per share would have been as follows (in thousands, except per share data):

                                                                            Fiscal 1999
                                            --------------------------------------------------------------------------
                                              First Quarter     Second Quarter      Third Quarter     Fourth Quarter
                                            ----------------  -----------------   ----------------- ------------------
Net Sales
   As reported                                  $42,100             $64,104           $53,234             $160,193
   Pro forma                                     43,068              65,413            54.034              163,715
Gross Profit
   As reported                                   10,281              23,045            15,964               79,128
   Pro forma                                     10,228              22,964            15,262               78,491
Income (loss) from operations
   As reported                                   (7,371)                363            (6,759)              36,499
   Pro forma                                     (7,330)                368            (6,985)              36,521
Net income (loss)
   As reported                                  $(4,624)            $     9           $(4,489)            $ 22,414
   Pro forma                                     (4,599)                 12            (4,628)              22,428

Earnings (loss) per share: Basic
Net income (loss)
   As reported                                  $ (0.57)            $   ---           $(0.55)             $   2.72
   Pro forma                                      (0.57)                ---            (0.57)                 2.73

Earnings (loss) per share: Diluted
Net income (loss)
   As reported                                  $ (0.57)            $   ---       $    (0.55)             $   2.64
   Pro forma                                      (0.57)                ---            (0.57)                 2.64

                      Consent of Independent Accountants


We hereby consents to the incorporation by reference in the Registration Statement on Form S-8 (Nos. 33-88174, 33-48580, 33-32018, 33-17341 and
33-63740) of Brookstone, Inc. of our report dated March 16, 2001 relating to the financial statements and financial statement schedules, which appears in this Form 10-K.



PricewaterhouseCoopers LLP
Boston, Massachusetts
May 3, 2001

2.   CONSOLIDATED FINANCIAL STATEMENT SCHEDULES.

Schedule II         Valuation and Qualifying Accounts and Reserves

                                            Year ended February 3, 2001
-------------------------------------------------------------------------------------------------------------
                                 Beginning         Charged to costs                              Ending
Description                       Balance            and expenses           Deductions          Balance
Allowance for doubtful
accounts                      $     325,000         $   478,000            $  (197,000)        $    606,000
                              -------------         -----------            -----------         ------------
Inventory reserve             $   3,061,000         $   548,000            $  (617,000)        $  2,992,000
                              -------------         -----------            -----------         ------------

                                             Year ended January 29, 2000
-------------------------------------------------------------------------------------------------------------
                                 Beginning         Charged to costs                               Ending
Description                       Balance            and expenses           Deductions           Balance
Allowance for doubtful
accounts                     $      176,000        $    211,000            $   (62,000)        $    325,000
                              -------------         -----------            -----------         ------------
Inventory reserve            $    2,378,000        $    683,000            $         0         $  3,061,000
                              -------------         -----------            -----------         ------------

                                             Year ended January 31, 1999
-------------------------------------------------------------------------------------------------------------
                                 Beginning         Charged to costs                               Ending
Description                       Balance            and expenses           Deductions           Balance
Allowance for doubtful
accounts                     $     324,000         $     86,000            $  (234,000)        $    176,000
                              -------------         -----------            -----------         ------------
Inventory reserve            $   1,926,000         $    452,000            $         0         $  2,378,000
                              -------------         -----------            -----------         ------------

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

10.25 Amended and Restated Revolving Credit Agreement dated May 11, 1999, among the Company, Brookstone Company, Inc. ("BCI") and Brookstone Stores, Inc., Brookstone Acquisitions Sub, Inc. and BankBoston N.A. as agent for the lenders (filed with the Securities and Exchange Commission as Exhibit 10.25 to the Registrant's Form 10-K for the year ended January 29, 2000 and incorporated herein by reference).

EXHIBIT NO.                         DESCRIPTION

10.26 1999 Equity Incentive Plan (filed with the Securities and Exchange Commission as Exhibit A to the Registrant's 1999 Proxy Statement, and incorporated herein by reference).

10.27 Employment Agreement dated January 17, 2000, between the Company and Kenneth J. Mesnik (filed with the Securities and Exchange Commission as Exhibit 10.27 to the Registrant's Form 10-K for the year ended January 29, 2000 and incorporated herein by reference).

10.28 Employment Agreement dated January 4, 2001, between the Company and Gregory B. Sweeney (filed herewith).

10.29 2000 Employee Stock Purchase Plan (filed with the Securities and Exchange Commission on Registrant's Form S-8 dated October 25,2000 and incorporated herein by reference.

EXHIBIT NO.                         DESCRIPTION

13 The 2000 Annual Report to Stockholders of the Company, except for those portions thereof which are incorporated in this Form 10-K, shall be furnished for the information of the Commission and shall not be deemed "filed".

21          List of Subsidiaries (filed herewith)

23.1 Consent of PricewaterhouseCoopers LLP, which is reflected on page (filed herewith).

14(b)   Reports on Form 8-K

The Company did not file any reports on Form 8-K during the quarter ended February 3, 2001.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 4, 2001.

                                   Brookstone, Inc.



                                   By: /s/ Philip W. Roizin
                                       --------------------
                                       Philip W. Roizin
                                       Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities, each on May 4, 2001.

Signature                     Title

/s/ Michael F. Anthony        Chairman, President and Chief Executive Officer
----------------------        Director
Michael F. Anthony            (Principal Executive Officer)


/s/ Philip W. Roizin          Executive Vice President, Finance & Administration
----------------------        (Principal Financial and Accounting Officer)
Philip W. Roizin


/s/ Mone Anathan, III         Director
----------------------
Mone Anathan, III


/s/ Kenneth E. Nisch          Director
----------------------
Kenneth E. Nisch


/s/ Michael L. Glazer         Director
----------------------
Michael L. Glazer


/s/ Robert F. White           Director
----------------------
Robert F. White