Form 10-Q
period 2001-05-05
BROOKSTONE INC
filed 2001-06-19
CIK 830134

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-Q


[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended May 5, 2001
                                                 -----------
                                       OR
[_]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _________________to _________________

     Commission file number             0-21406                           .
                            ----------------------------------------------

                                Brookstone, Inc.                          .
     ---------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                               06-1182895
          --------                                               ----------
(State or other jurisdiction                                  (I.R.S. Employer
of incorporation or organization)                            Identification No.)

                     17 Riverside Street, Nashua, NH  03062
                     --------------------------------------
               (address of principal executive offices, zip code)

                                  603-880-9500
                                  ------------
              (Registrant's telephone number, including area code)

     _____________________________________________________________________
   (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X    No
     ---      ___


               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes __________   No __________

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 8,367,470 shares of common stock as of June 11, 2001.

                                BROOKSTONE, INC.

                               Index to Form 10-Q

Part I:  Financial Information                                    Page No.
         ---------------------                                    --------

Item 1:
          Consolidated Balance Sheet
           as of May 5, 2001, February 3, 2001 and April 29, 2000     3

          Consolidated Statement of Operations for the thirteen
           weeks ended May 5, 2001 and April 29, 2000                 4

          Consolidated Statement of Cash Flows for the thirteen
           weeks ended May 5, 2001 and April 29, 2000                 5

          Notes to Consolidated Financial Statements                  6

Item 2:
          Management's Discussion and Analysis of Financial
           Condition and Results of Operations                        8

Part II:  Other Information
          -----------------

Item 1:
          Legal Proceedings                                           10

Item 2:
          Change in Securities                                        10

Item 3:
          Defaults by the Company upon its Senior Securities          10

Item 4:
          Submission of Matters to a Vote of Security Holders         10

Item 5:
          Other Information                                           10

Item 6:
          Exhibits and Reports on Form 8-K                            10

Signatures                                                            11

                                BROOKSTONE, INC.
                           CONSOLIDATED BALANCE SHEET
                       (In thousands, except share data)


                                                       (Unaudited)                                       (Unaudited)
                                                       May 5, 2001           February 3, 2001          April 29, 2000
                                                       -----------           ----------------          --------------
Assets
------
Current assets:
    Cash and cash equivalents                           $  3,774                $ 35,397                  $  1,600
    Receivables, net                                       4,686                   7,477                     4,915
    Merchandise inventories                               64,314                  55,059                    52,668
    Deferred income taxes, net                             7,054                   3,633                     5,694
    Other current assets                                   5,453                   4,030                     4,741
                                                ----------------        ----------------          ----------------
        Total current assets                              85,281                 105,596                    69,618

Deferred income taxes, net                                 3,662                   3,662                     3,806
Property and equipment, net                               42,160                  41,956                    41,265
Intangible assets, net                                     5,222                   5,359                     5,769
Other assets                                               2,365                   2,595                     1,632
                                                ----------------        ----------------          ----------------
                                                        $138,690                $159,168                  $122,090
                                                ================        ================          ================

Liabilities and Shareholders' Equity
------------------------------------

Current liabilities:
    Accounts payable                                    $ 12,304                $ 13,522                  $ 12,543
    Other current liabilities                             14,562                  28,966                    13,815
                                                ----------------        ----------------          ----------------

         Total current liabilities                        26,866                  42,488                    26,358

Other long-term liabilities                               11,896                  11,755                    10,902
Long-term obligation under capital lease                   2,387                   2,414                     2,484

Commitments and contingencies

Shareholders' equity:
Preferred stock, $0.001 par value: Authorized -
 2,000,000 shares; issued and outstanding - 0
 shares at May 5, 2001, February 3, 2001 and
 April 29, 2000
Common stock, $0.001 par value: Authorized
 50,000,000 shares; issued and outstanding-
 8,355,033 shares at May 5, 2001, 8,320,640
 shares at February 3, 2001 and 8,304,140
 shares at April 29, 2000                                      8                       8                         8
Additional paid-in capital                                50,500                  50,277                    50,046
Retained earnings                                         47,080                  52,273                    32,339
Treasury stock, at cost - 3,616 shares at May
 5, 2001, February 3, 2001 and April 29, 2000                (47)                    (47)                      (47)
                                                ----------------        ----------------          -----------------
          Total shareholders' equity                      97,541                 102,511                    82,346
                                                ----------------        ----------------          -----------------

                                                        $138,690                $159,168                  $122,090
                                                ================        ================          ================

Note: The accompanying notes are an integral part of these financial statements.

                                BROOKSTONE, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                     (In thousands, except per share data)
                                  (Unaudited)


                                                                 Thirteen-weeks Ended
                                                           -------------------------------
                                                           May 5, 2001      April 29, 2000
                                                           -----------      --------------
Net sales                                                  $     54,997        $    51,077

Cost of sales                                                    40,841             37,407
                                                           ------------        -----------
Gross profit                                                     14,156             13,670

Selling, general and administrative
expenses                                                         22,648             21,308
                                                           ------------        -----------
Loss from operations                                             (8,492)            (7,638)

Interest income, net                                                (61)               (37)
                                                           ------------        -----------
Loss before taxes and
cumulative effect of accounting change                           (8,431)            (7,601)

Income tax benefit                                               (3,238)            (2,919)

                                                           ------------        -----------
    Loss before cumulative effect of accounting change           (5,193)            (4,682)

Cumulative effect of accounting change                              ---               (308)
                                                           ------------        -----------

Net loss                                                   $     (5,193)       $    (4,990)
                                                           ============        ===========
Basic / diluted loss per share:
------------------------------
Loss before cumulative effect of accounting change         $      (0.62)       $     (0.56)
Cumulative effect of accounting change                              ---              (0.04)
                                                           ------------        -----------
Net loss                                                   $      (0.62)       $     (0.60)
                                                           ============        ===========

Weighted average shares outstanding basic / diluted               8,336              8,299
                                                           ============        ===========

Note: The accompanying notes are an integral part of these financial statements.

                                BROOKSTONE, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)


                                                                                      Thirteen-weeks Ended
                                                                             ---------------------------------------
                                                                                     May 5, 2001      April 29, 2000
                                                                             -------------------      --------------
Cash flows from operating activities:
Net loss                                                                      $   (5,193)           $   (4,990)

 Adjustments to reconcile net loss to net cash used for operating activities:

  Depreciation and amortization                                                    2,551                 2,510
  Amortization of debt issuance costs                                                 40                    36
  Deferred income taxes, net                                                      (3,421)               (3,133)
  Related tax benefits on exercise of stock options                                  183                    22
  (Increase) Decrease in other assets                                                190                  (134)
  Increase in other long-term liabilities                                            141                   106

Changes in working capital:
   Accounts receivable, net                                                        2,791                   510
   Merchandise inventories                                                        (9,255)               (9,029)
   Other current assets                                                           (1,423)                 (169)
   Accounts payable                                                               (1,218)               (3,216)
   Other current liabilities                                                     (14,404)              (11,715)
                                                                             -----------            ----------

Net cash used for operating activities                                           (29,018)              (29,202)

Cash flows from investing activities:
   Expenditures for property and equipment                                        (2,618)                 (564)

                                                                             -----------            ----------

Net cash used for investing activities                                            (2,618)                 (564)

Cash flows from financing activities:
   Payments for capitalized lease                                                    (27)                  (27)
   Proceeds from exercise of stock options                                            40                     4
                                                                             -----------            ----------

Net cash provided by (used for) financing activities                                  13                   (23)
                                                                             -----------            ----------
Net decrease in cash and cash equivalents                                        (31,623)              (29,789)

Cash and cash equivalents at beginning of period                                  35,397                31,389
                                                                             -----------            ----------
Cash and cash equivalents at end of period                                    $    3,774            $    1,600
                                                                             ===========            ==========



Note: The accompanying notes are an integral part of these financial statements.

                                BROOKSTONE, INC.

                   Notes to Consolidated Financial Statements

1. The results of the thirteen-week period ended May 5, 2001 are not necessarily indicative of the results for the full fiscal year. The Company's business, like the business of retailers in general, is subject to seasonal influences. Historically, the Company's fourth fiscal quarter, which includes the winter holiday selling season, has produced a disproportionate amount of the Company's net sales and substantially all of its income from operations. The Company expects that its business will continue to be subject to such seasonal influences.

2. During the fourth quarter of Fiscal 2000, the Company changed its revenue recognition policy for catalog sales and other drop shipment sales in accordance with Securities and Exchange Commission's Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements". Under the provisions of SAB 101, revenue on catalog sales is recognized at time of customer receipt instead of at time of shipment, as the company retains risk of loss while the goods are in transit. The cumulative effect of this change for periods prior to Fiscal 2000 was $308,000, net of tax benefit of $193,000, and has been reflected in the Company's thirteen-week period ended April 29, 2000.

3. In the fourth quarter of Fiscal 2000, the Company changed its income statement classification of shipping and handling fees and costs in accordance with the Emerging Issues Task Force 2000-10, "Shipping and Handling Fees and Costs" ("EITF 00-10"). As a result of this adoption of EITF 00-10, the Company now reflects shipping and handling fees billed to customers as revenue while the related shipping and handling costs are included in cost of goods sold. Prior to the adoption of EITF 00-10 such fees and costs were netted in selling, general and administrative expenses. Shipping and handling fees and costs for all prior periods presented have been classified to conform to the new income statement presentation.

4. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles and practices consistently applied. In the opinion of the Company, these financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position and the results of operations for the periods reported. Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that the accompanying consolidated financial statements be read in conjunction with the annual financial statements and notes thereto which may be found in the Company's Fiscal 2000 annual report.

5. Certain reclassifications have been made to the thirteen-week periods ended April 29, 2000 to conform to the current year presentation.

6. The exercise of stock options, which have been granted under the Company's stock option plans, gives rise to compensation, which is includable in the taxable income of the optionees and deductible by the Company for tax purposes upon exercise. Such compensation reflects an increase in the fair market value of the Company's common stock subsequent to the date of grant. For financial reporting purposes, the tax effect of this deduction is accounted for as a credit to additional paid-in capital rather than as a reduction of income tax expense. Such exercises resulted in a tax benefit of approximately $183 thousand for the thirteen-week period ended May 5, 2001.

7. Business conducted by the Company can be segmented into two distinct areas determined by the method of distribution channel. The retail segment is comprised of all full-year stores in addition to all temporary stores and kiosks. Retail product distribution is conducted directly through the store location. The direct marketing segment is comprised of the Hard-to-Find Tools, Brookstone Gift Collection and Gardeners Eden catalogs and the Internet site www.Brookstone.com. Direct marketing product distribution is
                   ------------------
     conducted through the Company's direct marketing call center and distribution facility located in Mexico, Missouri or by the Company's vendors. Both segments of the Company sell similar products, although not all Company products are fully available within both segments.

     All costs directly attributable to the direct marketing segment are charged accordingly while all remaining operating costs are charged to the retail segment. The Company's management does not review assets by segment.

The tables below disclose segment net sales and pre-tax loss for the thirteen-week period ended May 5, 2001 and April 29, 2000 (in thousands).

Thirteen-weeks:                      Net Sales                    Pre-tax Loss
                        -------------------------------- ------------------------------
                           May 5, 2001    April 29, 2000    May 5, 2001  April 29, 2000
                        -------------- ----------------- -------------- ---------------
Reportable segment:
Retail                    $    44,318    $       40,862    $    (7,226)   $     (6,230)
Direct Marketing               10,679            10,215         (1,266)         (1,408)

Reconciling items:
   Interest expense               ---               ---           (291)           (317)
   Interest income                ---               ---            352             354
                        -------------- ----------------- -------------- ---------------
Consolidated:             $    54,997    $       51,077    $    (8,431)   $     (7,601)
                        ============== ================= ============== ===============



7. Basic and diluted earnings per share (EPS) were calculated for the thirteen-week period ended May 5, 2001 and April 29, 2000 as follows:



                                               Thirteen-weeks Ended
                                        -----------------------------------
                                            May 5, 2001      April 29, 2000
                                        ---------------  ------------------

    Net loss                                   $(5,193)           $(4,990)

    Weighted average number of
     common shares outstanding
                                                 8,336              8,299


    Effect of dilutive securities:
     Stock options                                 ---                ---
                                        ---------------  -----------------
    Weighted average number of
    common shares as adjusted                    8,336              8,299
                                        ===============  =================


    Net loss per share -
    basic/diluted                              $ (0.62)           $ (0.60)
                                        ===============  =================

        For the thirteen-week period ended May 5, 2001, antidilutive shares of 533,724 were excluded from the computations of diluted earnings per share. For the thirteen-week period ended April 29, 2000, antidilutive shares 242,539 were excluded from the computations of diluted earnings per share.

                               BROOKSTONE, INC.

                    Management's Discussion and Analysis of
               Financial Condition and Results of Operations for
                  the Thirteen-week Period Ended May 5, 2001


Results of Operations
---------------------

     For the thirteen-week period ended May 5, 2001, net sales increased 7.7% over the comparable period last year. Comparable store sales for the thirteen-week period increased 1.7%. The retail sales increase for the thirteen-week period of 8.5% reflected the results of opening 16 new stores subsequent to the first quarter of Fiscal 2000, two of which opened during Fiscal 2001, offset by the closing of two stores in Fiscal 2000. The total number of stores open at the end of the thirteen-week period ended May 5, 2001 was 225 versus 211 at the end of the comparable period in Fiscal 2000. Direct marketing sales for the thirteen-week period ended May 5, 2001 increased approximately 4.5% when compared to the thirteen-week period ended April 29, 2000, primarily as a result of increased circulation of 6%.

     For the thirteen-week period ended May 5, 2001, gross profit as a percentage of net sales was 25.7% versus 26.8% for the comparable period last year. The decrease in the gross profit percentage for the thirteen-week period was principally related to strong sales of lower margin products during the first quarter of Fiscal 2001 as compared to the first quarter of Fiscal 2000.

     Selling, general and administrative expenses as a percentage of net sales for the thirteen-week period ended May 5, 2001 were 41.2% versus 41.7% for the comparable period last year. The thirteen-week decrease in percentage was primarily a result of good expense control and leveraging the base expenses.

     Net interest income for the thirteen-week period ended May 5, 2001 was $61 thousand compared to $37 thousand during the comparable period last year.

     As a result of the foregoing, the Company reported a net loss of $5.2 million, or $0.62 per basic and diluted share, for the thirteen-week period ended May 5, 2001, as compared to a $5.0 million net loss, or $0.60 per basic and diluted share (after reflecting the reduction of the cumulative effect of accounting change of $0.04), for the comparable period last year.

Accounting Principle Change
---------------------------

     During the fourth quarter of Fiscal 2000, the Company changed its revenue recognition policy for catalog sales and other drop shipment sales in accordance with Securities and Exchange Commission's Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements". Under the provisions of SAB 101, revenue on catalog sales is recognized at time of customer receipt instead of at time of shipment, as the company retains risk of loss while the goods are in transit. The cumulative effect of this change for periods prior to Fiscal 2000 was $308,000, net of tax benefit of $193,000, and has been reflected in the Company's thirteen-week period ended April 29, 2000.


Financial Condition
-------------------

     For the thirteen-week period ended May 5, 2001, net cash used by operating activities totaled $29 million, primarily as a result of the net loss, the purchase of inventory and the payment of income taxes. Cash used for investment activities during the first thirteen-weeks of Fiscal 2001, representing the purchase of property and equipment, amounted to $2.6 million. Cash from financing activities during the thirteen-week period of Fiscal 2001 amounted to $13 thousand, acquired primarily through the exercise of stock options, partially offset by capitalized lease payments.

     For the thirteen-week period ended April 29, 2000, net cash used by operating activities totaled $29 million, reflecting primarily the net loss, the purchase of inventory and the payment of income taxes.

Cash used for investment activities during the thirteen-week period of Fiscal 2000, representing the purchase of property and equipment amounted to $564 thousand. Cash used for financing activities during the thirteen-week period of Fiscal 2000 amounted to $23 thousand primarily as a result of capitalized lease payments.

     Merchandise inventories were $64.3 million at May 5, 2001 compared to $55.1 million at February 3, 2001. This higher inventory level is related to inventory purchases for the second quarter Father's Day selling period. The accounts payable balance was $12.3 million at May 5, 2001 compared to $13.5 million at February 3, 2001.

    The Company's capital expenditures for the thirteen-week period ended May 5, 2001 were principally related to the opening of two stores and construction related to stores anticipated to open in the upcoming fiscal quarter. The Company anticipates opening between 17 and 22 new stores, including up to eight airport locations, up to three Gardeners Eden stores and to remodel approximately six to ten stores during Fiscal 2001.

    The Company maintains a revolving credit agreement to finance inventory purchases, which historically peak in the third quarter in anticipation of the winter holiday selling season. At May 5, 2001 and at April 29, 2000 the Company had no borrowings outstanding under its revolving credit agreement.

    The Company believes that available borrowings, cash on hand and anticipated cash generated from operations will be sufficient to finance planned retail store openings, remodelings and other capital requirements throughout Fiscal 2001.

Outpost.com
-----------

     Effective June 1, 2001 the Company ended its arrangement with Outpost.com to host and manage its Internet site Brookstone.com including the distribution of customer orders. The Company has engaged Fry Associates to manage and host the Brookstone.com Internet site and the Company will provide customer support and order fulfillment through its direct marketing call center and distribution facility located in Mexico, Missouri.

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

        A)      None

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



                            Brookstone, Inc.
                            ----------------
                              (Registrant)



                             /s/ Philip W. Roizin
                            ---------------------------------
       June 19, 2001                  (Signature)

                            Philip W. Roizin
                            Executive Vice President Finance and Administration, Treasurer and Secretary
                            (Principal Financial Officer
                            and duly authorized to sign on behalf of registrant)