Form 10-Q
period 2001-08-04
BROOKSTONE INC
filed 2001-09-18
CIK 830134

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-Q


         [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended August 4, 2001
                                                --------------
                                      OR
         [_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _________________to _________________

         Commission file number             0-21406
                               ------------------------------------

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes___      No___

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 8,369,720 shares of common
                                                 ---------
stock as of September 7, 2001.

                               BROOKSTONE, INC.

                              Index to Form 10-Q

Part I: Financial Information                                           Page No.
        ---------------------                                           --------
Item 1:
        Consolidated Balance Sheet
         as of August 4, 2001, February 3, 2001 and July 29, 2000           3

        Consolidated Statement of Operations for the thirteen
        & twenty-six weeks ended August 4, 2001 and July 29, 2000           4

        Consolidated Statement of Cash Flows for the twenty-six
         weeks ended August 4, 2001 and July 29, 2000                       5

        Notes to Consolidated Financial Statements                          6

Item 2:
        Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                8

Part II: Other Information
         -----------------

Item 1:
        Legal Proceedings                                                   10

Item 2:
        Change in Securities                                                10

Item 3:
        Defaults by the Company upon its Senior Securities                  10

Item 4:
        Submission of Matters to a Vote of Security Holders                 10

Item 5:
        Other Information                                                   10

Item 6:
        Exhibits and Reports on Form 8-K                                    10

Signatures                                                                  11

                               BROOKSTONE, INC.
                          CONSOLIDATED BALANCE SHEET
                       (In thousands, except share data)


                                                      (Unaudited)                                  (Unaudited)
                                                     August 4, 2001       February 3, 2001        July 29, 2000
                                                     --------------       ----------------        -------------
Assets
------

Current assets:
  Cash and cash equivalents                                $  2,391              $ 35,397             $  3,992
  Receivables, net                                            4,421                 7,477                5,200
  Merchandise inventories                                    61,969                55,059               47,285
  Deferred income taxes                                       8,775                 3,633                5,943
  Other current assets                                        6,044                 4,030                4,733
                                                           --------              --------             --------
     Total current assets                                    83,600               105,596               67,153

Deferred income taxes                                         3,662                 3,662                3,806
Property and equipment, net                                  44,592                41,956               40,751
Intangible assets, net                                        5,086                 5,359                5,632
Other assets                                                  1,866                 2,595                1,235
                                                           --------              --------             --------
                                                           $138,806              $159,168             $118,577
                                                           ========              ========             ========
Liabilities and Shareholders' Equity
------------------------------------

Current liabilities:
  Short-term borrowings                                    $  2,050              $    ---             $    ---
  Accounts payable                                           13,199                13,522                9,157
  Other current liabilities                                  14,309                28,966               14,059
                                                           --------              --------             --------
     Total current liabilities                               29,558                42,488               23,216

Other long-term liabilities                                  11,954                11,755               10,895
Long-term obligation under capital lease                      2,360                 2,414                2,457

Commitments and contingencies

Shareholders' equity:
Preferred stock, $0.001 par value:
  Authorized - 2,000,000 shares; issued and
  outstanding - 0 shares at August 4, 2001,
  February 3, 2001 and July 29, 2000
Common stock, $0.001 par value:
  Authorized 50,000,000 shares; issued and
  outstanding - 8,369,720 shares at
  August 4, 2001, 8,320,640 shares at
  February 3, 2001 and 8,304,140 shares at
  July 29, 2000                                                   8                     8                    8
Additional paid-in capital                                   50,654                50,277               50,108
Retained earnings                                            44,319                52,273               31,940
Treasury stock, at cost-3,616 shares at August
  4, 2001, February 3, 2001 and July 29, 2000                   (47)                  (47)                 (47)
                                                           --------              --------             --------
Total shareholders' equity                                   94,934               102,511               82,009
                                                           --------              --------             --------
                                                           $138,806              $159,168             $118,577
                                                           ========              ========             ========

Note: The accompanying notes are an integral part of these financial statements.

                               BROOKSTONE, INC.
                     CONSOLIDATED STATEMENT OF OPERATIONS
                     (In thousands, except per share data)
                                  (Unaudited)

                                             Thirteen Weeks Ended                        Twenty-six Weeks Ended
                                     ------------------------------------         -----------------------------------
                                     August 4, 2001         July 29, 2000         August 4, 2001        July 29, 2000
                                     --------------         -------------         --------------        -------------
Net sales                                   $69,612               $68,699              $124,609              $119,776

Cost of sales                                48,840                45,784                89,681                83,191
                                            -------               -------              --------              --------
Gross profit                                 20,772                22,915                34,928                36,585

Selling, general and                         25,044                23,521                47,692                44,829
 administrative expenses
                                            -------               -------              --------              --------

Loss from operations                         (4,272)                 (606)              (12,764)               (8,244)

Interest expense, net                           210                    42                   149                     5
                                            -------               -------              --------              --------

Loss before taxes and
 cumulative effect of
 accounting change                           (4,482)                 (648)              (12,913)               (8,249)



Income tax benefit                           (1,721)                 (249)               (4,959)               (3,168)
                                            -------               -------              --------              --------

Loss before cumulative effect
 of accounting change                        (2,761)                 (399)               (7,954)               (5,081)


Cumulative effect of
 accounting change, net of tax                  ---                   ---                   ---                  (308)
                                            -------               -------              --------              --------


Net Loss                                    $(2,761)              $  (399)             $ (7,954)             $ (5,389)
                                            -------               -------              --------              --------

Basic/ diluted loss per share:
-------------------------------
Loss before cumulative effect
 of accounting change                       $ (0.33)              $ (0.05)             $  (0.95)             $  (0.61)


Cumulative effect of
 accounting change, net of tax                  ---                   ---                   ---                 (0.04)
                                            -------               -------              --------              --------

Net loss                                    $ (0.33)              $ (0.05)             $  (0.95)             $  (0.65)
                                            -------               -------              --------              --------


Weighted average shares
 outstanding - basic/diluted                  8,357                 8,304                 8,346                 8,301
                                            -------               -------              --------              --------

Note: The accompanying notes are an integral part of these financial statements.

                               BROOKSTONE, INC.
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                (In thousands)
                                  (Unaudited)

                                                                               Twenty-Six Weeks Ended
                                                                      --------------------------------------
                                                                       August 4, 2001         July 29, 2000
                                                                      ------------------   -----------------
Cash flows from operating activities:
Net loss                                                                     $ (7,954)             $ (5,389)

Adjustments to reconcile net loss to net cash used by operating activities:

  Depreciation and amortization                                                 5,288                 5,029
  Amortization of debt issuance costs                                              92                    79
  Deferred income taxes                                                        (5,142)               (3,382)
  Related tax benefits on exercise of stock options                               183                    22
  Decrease in other assets                                                        637                   220
  Increase in other long-term liabilities                                         199                    99

Changes in working capital:
   Accounts receivable, net                                                     3,056                   225
   Merchandise inventories                                                     (6,910)               (3,646)
   Other current assets                                                        (2,014)                 (161)
   Accounts payable                                                              (323)               (6,602)
   Other current liabilities                                                  (14,657)              (11,471)
                                                                             --------              --------

Net cash used by operating activities                                         (27,545)              (24,977)
                                                                             --------              --------

Cash flows from investing activities:
   Expenditures for property and equipment                                     (7,651)               (2,432)
                                                                             --------              --------

Net cash used for investing activities                                         (7,651)               (2,432)
                                                                             --------              --------

Cash flows from financing activities:
   Borrowings from Revolving credit                                             2,050                   ---
   Payments for capitalized lease                                                 (54)                  (54)
   Proceeds from exercise of stock options                                        194                    66
                                                                             --------              --------

Net cash provided by financing activities                                       2,190                    12
                                                                             --------              --------

Net decrease in cash and cash equivalents                                     (33,006)              (27,397)

Cash and cash equivalents at beginning of period                               35,397                31,389
                                                                             --------              --------
Cash and cash equivalents at end of period                                   $  2,391              $  3,992
                                                                             ========              ========

Note: The accompanying notes are an integral part of these financial statements.

                               BROOKSTONE, INC.

                  Notes to Consolidated Financial Statements

1. The results of the twenty-six week period ended August 4, 2001 are not necessarily indicative of the results for the full fiscal year. The Company's business, like the business of retailers in general, is subject to seasonal influences. Historically, the Company's fourth fiscal quarter, which includes the winter holiday selling season, has produced a disproportionate amount of the Company's net sales and substantially all of its income from operations. The Company expects that its business will continue to be subject to such seasonal influences.

2. During the fourth quarter of Fiscal 2000, the Company changed its revenue recognition policy for catalog sales and other drop shipment sales in accordance with Securities and Exchange Commission's Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements". Under the provisions of SAB 101, revenue on catalog sales is recognized at time of customer receipt instead of at time of shipment, as the company retains risk of loss while the goods are in transit. The cumulative effect of this change for periods prior to Fiscal 2000 was $308 thousand, net of tax benefit of $193 thousand, and has been reflected in the Company's twenty-six week period ended July 29, 2000.

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

4. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles and practices consistently applied in the United States of America. In the opinion of the Company, these financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position and the results of operations for the periods reported. Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that the accompanying unaudited consolidated financial statements be read in conjunction with the annual financial statements and notes thereto which may be found in the Company's Fiscal 2000 annual report.

5. Certain reclassifications have been made to the thirteen and twenty-six week periods ended July 29, 2000 to conform to the current year presentation.

6. The exercise of stock options, which have been granted under the Company's stock option plans, gives rise to compensation, which is includable in the taxable income of the optionees and deductible by the Company for tax purposes upon exercise. Such compensation reflects an increase in the fair market value of the Company's common stock subsequent to the date of grant. For financial reporting purposes, the tax effect of this deduction is accounted for as a credit to additional paid-in capital rather than as a reduction of income tax expense. Such exercises resulted in a tax benefit of approximately $183 thousand for the twenty-six week period ended August 4, 2001.

7. Business conducted by the Company can be segmented into two distinct areas determined by the method of distribution channel. The retail segment is comprised of all full-year stores in addition to all temporary stores and kiosks. Retail product distribution is conducted directly through the store location. The direct marketing segment is comprised of the Hard-to-Find Tools, Brookstone Collection and Gardeners Eden catalogs and the Internet site www.Brookstone.com. Direct marketing product distribution is conducted
          ------------------
     through the Company's direct marketing call center and distribution facility located in Mexico, Missouri or by the Company's vendors. Both segments of the Company sell similar products, although not all Company products are fully available within both segments.

     All costs directly attributable to the direct marketing segment are charged accordingly while all remaining operating costs are charged to the retail segment. The Company's management does not review assets by segment.

     The tables below disclose segment net sales and pre-tax loss for the thirteen and twenty-six week periods ended August 4, 2001 and July 29, 2000 (in thousands).


Thirteen Weeks:                   Net Sales                      Pre-tax Loss
                       -----------------------------   ------------------------------
                       August 4, 2001  July 29, 2000   August 4, 2001   July 29, 2000
                       -----------------------------   ------------------------------
Reportable segment:
Retail                    $ 58,059        $ 56,758        $ (3,493)        $  (473)
Direct marketing            11,553          11,941            (779)           (133)

Reconciling items:
 Interest expense              ---             ---            (272)           (252)
 Interest income               ---             ---              62             210
                          ------------------------        ------------------------

Consolidated:             $ 69,612        $ 68,699        $ (4,482)        $  (648)
                          ========================        ========================

Twenty-six Weeks:                 Net Sales                      Pre-tax Loss
                       -----------------------------   -----------------------------
                       August 4, 2001  July 29, 2000   August 4, 2001  July 29, 2000
                       -----------------------------   -----------------------------
Reportable segment:
Retail                    $102,377        $ 97,620        $(10,719)        $(6,703)
Direct marketing            22,232          22,156          (2,045)         (1,541)

Reconciling items:
 Interest expense              ---             ---            (563)           (569)
 Interest income               ---             ---             414             564
                          ------------------------        ------------------------
Consolidated:             $124,609        $119,776        $(12,913)        $(8,249)
                          ========================        ========================

8. Basic and diluted earnings per share (EPS) were calculated for the thirteen and twenty-six week periods ended August 4, 2001 and July 29, 2000 as follows:

                           Thirteen Weeks Ended                Twenty-Six Weeks Ended
                      -------------------------------     ---------------------------------
                      August 4, 2001    July 29, 2000     August 4, 2001      July 29, 2000
                      -------------------------------     ---------------------------------
Net loss                  $(2,761)          $ (399)          $(7,954)            $(5,389)
                          =======           ======           =======             =======
Weighted average
 number of common
 shares outstanding         8,357            8,304             8,346               8,301



Effect of dilutive
 securities:                  ---              ---               ---                 ---
                          -------           ------           -------             -------
   Stock options
Weighted average
 number of common
 shares as adjusted         8,357            8,304             8,346               8,301
                          =======           ======           =======             =======

Net loss per share -
 basic/diluted            $ (0.33)          $(0.05)          $ (0.95)            $ (0.65)
                          =======           ======           =======             =======

For the thirteen and twenty-six week periods ended August 4, 2001, antidilutive shares of 168,427 and 532,462 respectively were excluded from the computations of diluted earnings per share. For the thirteen and twenty-six week periods ended July 29, 2000, antidilutive shares of 148,162 and 195,351 respectively were excluded from the computations of diluted earnings per share.

                               BROOKSTONE, INC.

                    Management's Discussion and Analysis of
               Financial Condition and Results of Operations for
      the Thirteen-Week and Twenty-Six Week Periods Ended August 4, 2001

Results of Operations
---------------------

     For the thirteen-week and twenty-six week periods ended August 4, 2001, net sales increased 1.3% and 4.0% respectively over the comparable periods last year. The retail sales increase for the thirteen and twenty-six week periods of 2.3% and 4.9% respectively reflected the results of opening 19 new stores subsequent to the second quarter of Fiscal 2000, six of which opened during the second quarter of Fiscal 2001, including two airport locations. The net sales from these new store openings were offset by the closing of two stores in Fiscal 2000 and a decrease in comparable store sales for the thirteen-week and twenty-six week periods of 3.6% and 1.4% respectively. The decreases in comparable store sales resulted from soft consumer response to new products, less than expected customer traffic and the overall penetration of new product sales into the Company's second quarter assortment below historical levels. The total number of Brookstone stores open at the end of the twenty-six week period ended August 4, 2001 was 231 versus 214 at the end of the comparable period in Fiscal 2000. Direct marketing sales for the thirteen-week period ended August 4, 2001 decreased 3.2% when compared to the thirteen week period ended July 29, 2000 on a planned decrease in circulation of 7.5%. Direct marketing sales remained essentially flat when compared to the twenty-six week period last year.

     For the thirteen-week and twenty-six week periods ended August 4, 2001, gross profit as a percentage of net sales was 29.8% and 28.0% respectively versus 33.3% and 30.5% for the comparable periods last year. The decreases in the gross profit percentage for the thirteen-week and twenty-six week periods were primarily attributable to higher occupancy costs attributable to the additional number of stores in Fiscal 2001 and increased net material costs resulting from sales of lower margin products.

     Selling, general and administrative expenses as a percentage of net sales for the thirteen and twenty-six week periods ended August 4, 2001 were 36.0% and 38.3% respectively versus 34.2% and 37.4% respectively for the comparable period last year. The thirteen-week and twenty-six week period increases in percentage were primarily due to soft sales experienced during the second quarter and investment spending related to the direct marketing channel, principally the Company's internet site.

     Net interest expense for the thirteen and twenty-six week periods ended August 4, 2001 was $210 thousand and $149 thousand respectively compared to $42 thousand and $5 thousand during the comparable period last year. This increase is primarily the result of approximately $2.1 million in borrowings under the Company's Revolving Credit Agreement in Fiscal 2001 versus no borrowings outstanding in Fiscal 2000.

     As a result of the foregoing, the Company reported a net loss of $2.8 million, or $0.33 per basic and diluted share, for the thirteen-week period ended August 4, 2001, as compared to a net loss of $0.4 million, or $0.05 per basic and diluted share, for the comparable period last year. For the twenty-six week period ended August 4, 2001 the Company reported a net loss of $8.0 million, or $0.95 per basic and diluted share as compared to a $5.4 million net loss, or $0.65 per basic and diluted share (after reflecting the reduction of the cumulative effect of accounting change of $0.04), for the comparable period last year.

Financial Condition
-------------------

     For the twenty-six week period ended August 4, 2001, net cash used by operating activities totaled $27.5 million, primarily as a result of the net loss, the payment of income taxes and the purchase of inventory, partially offset by a decrease in receivables. Cash used for investment activities during the first twenty-six weeks of Fiscal 2001, representing the purchase of property and equipment, amounted to $7.7 million. Cash from financing activities during the twenty-six week period of Fiscal 2001 amounted to $2.2 million, acquired primarily through borrowings under the Company's revolving credit agreement and the exercise of stock options.

     For the twenty-six week period ended July 29, 2000, net cash used by operating activities totaled $25.0 million, reflecting primarily the net loss, the payment of income taxes and the purchase of inventory. Cash used for investment activities during the twenty-six week period of Fiscal 2000, representing the purchase of property and equipment amounted to $2.4 million.

     Merchandise inventories were $62.0 million at August 4, 2001 compared to $55.1 million at February 3, 2001. This higher inventory position is a result of the Company's inventory position at the end of the first quarter and the small sales increases experienced in the second quarter. The Company anticipates the level of inventory to remain higher than the sales increase for the third quarter. In addition, during the third quarter the Company will continue the practice established last year of bringing low risk inventory in early to smooth the flow of inventory through the Company's distribution network. For the back half of the year the Company has decreased planned purchases to adjust for the inventory levels coming out of the second quarter and in relation to expected Fall sales. The Company expects inventories to be in line with sales increases by the end of the year and the quality of inventory remains excellent. Receivables decreased 40.8% from $4.4 million at August 4, 2001 compared to $7.5 million at February 3, 2001 as a result of the collection of landlord allowances. The accounts payable balance was $13.2 million at August 4, 2001 compared to $13.5 million at February 3, 2001.

     The Company's capital expenditures in the second quarter of Fiscal 2001 were principally related to the opening of six stores, including two airport locations and the remodeling of four stores, which were completed during the second quarter. Capital expenditures were also made during the second quarter of Fiscal 2001 that are related to new store openings and the remodeling of current stores which are scheduled for completion during the third and fourth quarters of Fiscal 2001. The Company anticipates opening between 24 and 27 new stores, including as many as eight airport locations, up to two Gardeners Eden stores and expects to remodel approximately six stores during Fiscal 2001.

     The Company maintains a revolving credit agreement to finance inventory purchases, which historically peak in the third quarter in anticipation of the winter holiday selling season. At August 4, 2001, the Company had approximately $2.1 million in outstanding borrowings under its revolving credit agreement. At July 29, 2000 the Company had no outstanding borrowings under its Revolving Credit Agreement.

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

          None

Item 3:   DEFAULT UPON SENIOR SECURITIES
          ------------------------------

          None

Item 4:   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          ---------------------------------------------------

          A) The 2000 Annual Meeting of Stockholders of the Company was held on June 12, 2001.

          B) The following persons were elected Directors at the 2001 Annual Meeting for a one-year term expiring at the 2002 Annual Meeting of Stockholders.

                                        For     Withheld
                                     ---------  --------

               Michael F. Anthony    7,562,140   455,508
               Mone Anathan, III     7,991,589    26,059
               Michael L. Glazer     7,997,389    20,259
               Kenneth E. Nisch      7,991,314    26,334
               Robert F. White       7,991,389    26,259

          C) The appointment of PricewaterhouseCoopers LLP as the independent accountants to examine the financial statements of the Company and its subsidiaries for the fiscal year ending February 2, 2002 was ratified.

                            For        Against    Abstain
                            ---        -------    -------

                         8,000,635      16,983      30


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



                                              Brookstone, Inc.
                                              ----------------
                                                (Registrant)



                                                 /s/  Philip W. Roizin
                                              ----------------------------------
September 18, 2001                                         (Signature)

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