Form 10-Q
period 2001-11-03
BROOKSTONE INC
filed 2001-12-18
CIK 830134

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended November 3, 2001
                                               ----------------
                                       OR
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

                                  603-880-9500
                                  ------------
              (Registrant's telephone number, including area code)
                                                                      .
          ------------------------------------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X    No
   -------   --------


               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes          No
   ---------   --------

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 8,369,720 shares of common stock as of December 7, 2001.

                                BROOKSTONE, INC.

                               Index to Form 10-Q

Part I: Financial Information                              Page No.
        ---------------------                              --------

Item 1:
         Consolidated Balance Sheet
         as of November 3, 2001, February 3, 2001 and
         October 28, 2000                                     3

         Consolidated Statement of Operations for the
         thirteen & thirty-nine weeks ended November 3,
         2001 and October 28, 2000                            4

         Consolidated Statement of Cash Flows for the
         thirty-nine weeks ended November 3, 2001 and
         October 28, 2000                                     5

         Notes to Consolidated Financial Statements           6

Item 2:
         Management's Discussion and Analysis of Financial
         Condition and Results of Operations                  9

Part II: Other Information
         -----------------

Item 1:
         Legal Proceedings                                   11

Item 2:
         Change in Securities                                11

Item 3:
         Defaults by the Company upon its Senior Securities  11

Item 4:
         Submission of Matters to a Vote of Security         11
         Holders

Item 5:
         Other Information                                   11

Item 6:
         Exhibits and Reports on Form 8-K                    11

Signatures                                                   12


                                BROOKSTONE, INC.
                           CONSOLIDATED BALANCE SHEET
                       (IN THOUSANDS, EXCEPT SHARE DATA)


                                                      (Unaudited)                                  (Unaudited)
                                                    November 3, 2001       February 3, 2001      October 28, 2000
                                                    ----------------       ----------------      ----------------
Assets
------

Current assets:
    Cash and cash equivalents                            $  1,573              $ 35,397              $  1,328
    Receivables, net                                        6,799                 7,477                 9,637
    Merchandise inventories                                87,054                55,059                82,614
    Deferred income taxes                                  13,568                 3,633                 9,016
    Other current assets                                    6,951                 4,030                 5,310
                                                       ----------          ------------           -----------
        Total current assets                              115,945               105,596               107,905

Deferred income taxes                                       3,689                 3,662                 3,806
Property and equipment, net                                48,097                41,956                41,047
Intangible assets, net                                      4,949                 5,359                 5,496
Other assets                                                6,100                 2,595                 4,289
                                                      -----------          ------------          ------------
                                                         $178,780              $159,168              $162,543
                                                      ===========          ============          ============
Liabilities and Shareholders' Equity
------------------------------------

Current liabilities:
    Short-term borrowings                                $ 35,470              $    ---              $ 21,400
    Accounts payable                                       27,248                13,522                34,380
    Other current liabilities                              15,683                28,966                16,016
                                                      -----------          ------------          ------------
         Total current liabilities                         78,401                42,488                71,796

Other long-term liabilities                                12,100                11,755                11,040
Long-term obligation under capital lease                    2,332                 2,414                 2,429

Commitments and contingencies

Shareholders' equity:
Preferred stock, $0.001 par value:
 Authorized - 2,000,000 shares; issued and
 outstanding - 0 shares at November 3, 2001,
 February 3, 2001 and October 28, 2000
Common stock, $0.001 par value:
 Authorized 50,000,000 shares; issued and
 outstanding - 8,369,720 shares at
 November 3, 2001, 8,320,640 shares at
 February 3, 2001 and 8,319,640 shares at
 October 28, 2000                                               8                     8                     8
Additional paid-in capital                                 50,654                50,277                50,266
Retained earnings                                          35,332                52,273                27,051
Treasury stock, at cost-3,616 shares at
 November 3, 2001, February 3, 2001 and                       (47)                  (47)                  (47)
 October 28, 2000                                   -------------           -----------          ------------
Total shareholders' equity                                 85,947               102,511                77,278
                                                    -------------           -----------          ------------
                                                         $178,780              $159,168              $162,543
                                                    =============           ===========          ============

Note: The accompanying notes are an integral part of these financial statements.

                                BROOKSTONE, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (Unaudited)


                                             Thirteen Weeks Ended                        Thirty-nine Weeks Ended
                                 --------------------------------------------  ---------------------------------------------
                                    November 3, 2001       October 28, 2000       November 3, 2001       October 28, 2000
                                 ----------------------  --------------------  ----------------------  ---------------------

Net sales                                $ 58,523               $63,817                $183,132               $183,593

Cost of sales                              44,306                45,733                 133,987                128,924
                                         --------               -------                --------               --------
Gross profit                               14,217                18,084                  49,145                 54,669

Selling, general and
 administrative expenses                   28,339                25,621                  76,031                 70,450
                                         ---------              -------                 -------                --------
Loss from operations                      (14,122)               (7,537)                (26,886)               (15,781)

Interest expense, net                         467                   400                     616                    405
                                        ---------               -------                --------                -------
Loss before taxes and
  cumulative effect of
  accounting change                       (14,589)               (7,937)                (27,502)               (16,186)

Income tax benefit                         (5,602)               (3,048)                (10,561)                (6,216)
                                         --------               -------                --------               --------

Loss before cumulative effect
 of accounting change                      (8,987)               (4,889)                (16,941)                (9,970)

Cumulative effect of
 accounting change, net of tax                ---                   ---                     ---                   (308)
                                         --------               -------                --------               --------

Net Loss                                 $ (8,987)              $(4,889)               $(16,941)              $(10,278)
                                         ========               =======                ========               ========

Basic/diluted loss per share:
-----------------------------
Loss before cumulative effect
 of accounting change                    $  (1.07)              $ (0.59)               $  (2.03)              $  (1.20)

Cumulative effect of
 accounting change, net of tax                ---                   ---                     ---                  (0.04)
                                         --------               -------                --------               --------
Net loss                                 $  (1.07)              $ (0.59)               $  (2.03)              $  (1.24)
                                         ========               =======                ========               ========


Weighted average shares
 outstanding - basic/diluted                8,370                 8,316                   8,350                  8,306
                                         ========                =======               ========               ========

Note: The accompanying notes are an integral part of these financial statements.

                                BROOKSTONE, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (Unaudited)

                                                                         Thirty-nine Weeks Ended
                                                                   ---------------------------------------
                                                                   November 3, 2001       October 28, 2000
                                                                   ----------------       ----------------
Cash flows from operating activities:
Net loss                                                                $(16,941)             $(10,278)

Adjustments to reconcile net loss to net cash used by operating activities:

  Depreciation and amortization                                            8,189                 7,616
  Amortization of debt issuance costs                                        119                   220
  Deferred income taxes                                                   (9,962)               (6,455)
  Related tax benefits on exercise of stock options                          183                    47
  Increase in other assets                                                (3,624)               (2,975)
  Increase in other long-term liabilities                                    345                   244

Changes in working capital:
   Accounts receivable, net                                                  678                (4,212)
   Merchandise inventories                                               (31,995)              (38,975)
   Other current assets                                                   (2,921)                 (738)
   Accounts payable                                                       13,726                18,621
   Other current liabilities                                             (13,283)               (9,514)
                                                                        --------             ---------
Net cash used by operating activities                                    (55,486)              (46,399)
                                                                        --------             ---------
Cash flows from investing activities:
   Expenditures for property and equipment                               (13,920)               (5,179)
                                                                        --------             ---------
Net cash used for investing activities                                   (13,920)               (5,179)
                                                                        --------             ---------
Cash flows from financing activities:
   Borrowings from revolving credit agreement                             35,470                21,400
   Payments for capitalized lease                                            (82)                  (82)
   Proceeds from exercise of stock options                                   194                   199
                                                                        --------             ---------
Net cash provided by financing activities                                 35,582                21,517
                                                                        --------             ---------
Net decrease in cash and cash equivalents                                (33,824)              (30,061)

Cash and cash equivalents at beginning of period                          35,397                31,389
                                                                        --------             ---------
Cash and cash equivalents at end of period                              $  1,573              $  1,328
                                                                        ========             =========

Note: The accompanying notes are an integral part of these financial statements.

                                BROOKSTONE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The results of the thirty-nine week period ended November 3, 2001 are not necessarily indicative of the results for the full fiscal year. The Company's business, like the business of retailers in general, is subject to seasonal influences. Historically, the Company's fourth fiscal quarter, which includes the winter holiday selling season, has produced a disproportionate amount of the Company's net sales and substantially all of its income from operations. The Company expects that its business will continue to be subject to such seasonal influences.

2. During the fourth quarter of Fiscal 2000, the Company changed its revenue recognition policy for catalog sales and other drop shipment sales in accordance with the Securities and Exchange Commission's Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements". Under the provisions of SAB 101, revenue on catalog sales is recognized at time of customer receipt instead of at time of shipment, as the company retains risk of loss while the goods are in transit. The cumulative effect of this change for periods prior to Fiscal 2000 was $308 thousand, net of tax benefit of $193 thousand, and has been reflected in the Company's thirty-nine week period ended October 28, 2000.

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

4. In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") 142, "Goodwill and Other Intangible Assets." SFAS 142 requires that ratable amortization of goodwill be replaced with periodic tests of the goodwill's impairment and that intangible assets, other than goodwill, which have determinable useful lives be amortized over that period. SFAS 142 is effective for fiscal years beginning after December 15, 2001. The Company has not yet determined the impact, if any, of implementing SFAS 142 on the Company's consolidated financial statements.

5. In August 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 modifies the rules for accounting for the impairment or disposal of long-lived assets, excluding goodwill. The new rules will become effective for fiscal years beginning after December 15, 2001, with earlier application encouraged. The Company has not yet determined the impact, if any, of implementing SFAS 144 on the Company's consolidated financial statements.

6. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles and practices consistently applied in the United States of America. In the opinion of the Company, these financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position and the results of operations for the periods reported. Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that the accompanying unaudited consolidated financial statements be read in conjunction with the annual financial statements and notes thereto which may be found in the Company's Fiscal 2000 annual report.

7. Certain reclassifications have been made to the thirteen and thirty-nine week periods ended October 28, 2000 to conform to the current year presentation.

8. The exercise of stock options, which have been granted under the Company's stock option plans, gives rise to compensation, which is includable in the taxable income of the optionees and deductible by the Company for tax purposes upon exercise. Such compensation reflects an increase in the fair market value of the Company's common stock subsequent to the date of grant. For financial reporting purposes, the tax effect of this deduction is accounted for as a credit to additional paid-in capital rather than as a reduction of income tax expense. Such exercises resulted in a tax benefit of approximately $183 thousand for the thirty-nine week period ended November 3, 2001.

9. Business conducted by the Company can be segmented into two distinct areas determined by the method of distribution channel. The retail segment is comprised of all full-year stores in addition to all temporary stores and kiosks. Retail product distribution is conducted directly through the store location. The direct marketing segment is comprised of the Hard-to-Find Tools, Brookstone Collection and Gardeners Eden catalogs and the Internet site www.Brookstone.com. Direct marketing product distribution is conducted through the Company's direct marketing call center and distribution facility located in Mexico, Missouri or by the Company's vendors. Both segments of the Company sell similar products, although not all Company products are fully available within both segments.

    All costs directly attributable to the direct marketing segment are charged accordingly while all remaining operating costs are charged to the retail segment. The Company's management does not review assets by segment.

    The tables below disclose segment net sales and pre-tax loss for the thirteen and thirty-nine week periods ended November 3, 2001 and October 28, 2000 (in thousands).

Thirteen Weeks:                     Net Sales                         Pre-tax Loss
                       ----------------------------------  -----------------------------------
                       November 3, 2001  October 28, 2000  November 3, 2001   October 28, 2000
                       ----------------  ----------------  ----------------   ----------------
Reportable segment:
Retail                    $ 45,060          $ 52,094          $(12,204)          $ (6,800)
Direct marketing            13,463            11,723            (1,918)              (737)

Reconciling items:
   Interest expense            ---               ---              (471)              (454)
   Interest income             ---               ---                 4                 54
                          --------          --------          --------           --------
Consolidated:             $ 58,523          $ 63,817          $(14,589)          $ (7,937)
                          --------          --------          --------           --------

Thirty-nine Weeks:                Net Sales                           Pre-tax Loss
                      -----------------------------------  -----------------------------------
                       November 3, 2001  October 28, 2000  November 3, 2001   October 28, 2000
                      -----------------  ----------------  ----------------   ----------------
Reportable segment:
Retail                    $147,437          $149,714          $(22,923)          $(13,503)
Direct marketing            35,695            33,879            (3,963)            (2,278)

Reconciling items:
   Interest expense            ---               ---            (1,034)            (1,023)
   Interest income             ---               ---               418                618
                          --------          --------          --------           --------
Consolidated:             $183,132          $183,593          $(27,502)          $(16,186)
                          ========          ========          ========           ========

10. Basic and diluted earnings per share (EPS) were calculated for the thirteen and thirty-nine week periods ended November 3, 2001 and October 28, 2000 as follows:

                            Thirteen Weeks Ended                 Thirty-nine Weeks Ended
                    -----------------------------------   ------------------------------------
                    November 3, 2001   October 28, 2000   November 3, 2001    October 28, 2000
                    ----------------   ----------------   ----------------    ----------------
Net loss               $(8,987)           $ (4,889)           $ (16,941)         $ (10,278)
                      ========           =========            =========          =========
Weighted average
 number of common
 shares outstanding      8,370               8,316                8,350              8,306

Effect of dilutive
 securities:               ---                 ---                  ---                ---
   Stock options      --------           ---------            ---------          ---------
Weighted average
 number of common
 shares as adjusted      8,370               8,316                8,350              8,306
                      ========           =========            =========          =========
Net loss per share -
 basic/diluted        $  (1.07)          $   (0.59)           $   (2.03)         $   (1.24)
                      ========           =========            =========          =========

For the thirteen and thirty-nine week periods ended November 3, 2001, antidilutive shares of 757,112 and 683,735 respectively were excluded from the computations of diluted earnings per share. For the thirteen and thirty-nine week periods ended October 28, 2000, antidilutive shares of 140,009 and 176,903 respectively were excluded from the computations of diluted earnings per share.

                                BROOKSTONE, INC.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR
       THE THIRTEEN AND THIRTY-NINE WEEK PERIODS ENDED NOVEMBER 3, 2001

Results of Operations
---------------------

     For the thirteen and thirty-nine week periods ended November 3, 2001, net sales decreased 8.3% and 0.3%, respectively, over the comparable periods last year. Same store sales for the thirteen and thirty-nine week periods decreased 17.0% and 6.7%, respectively. Net retail sales decreased 13.5% and 1.5%, respectively, over the comparable periods last year as a result of exceptionally strong scooter sales in the third quarter of last year and also due to reduced sales since the tragic events of September 11, 2001, especially in the Company's airport and tourist locations. The retail sales decreases were partially offset by the opening of 23 new stores since the third quarter of Fiscal 2000, 14 of which opened in the third quarter of 2001. The total number of stores open at the end of the thirty-nine week period ended November 3, 2001 was 245, net of two store closings in Fiscal 2000, versus 224 at the end of the comparable period in Fiscal 2000. Direct marketing sales for the thirteen and thirty-nine week periods increased 14.8% and 5.4%, respectively, over the comparable periods last year.

     For the thirteen and thirty-nine week periods ended November 3, 2001, gross profit as a percentage of net sales was 24.3% and 26.8%, respectively, versus 28.3% and 29.8% for the comparable periods last year. The decreases in percentages are due to occupancy cost increases as a result of the additional
number of stores in Fiscal 2001 and same store sales decreases.   These
decreases were partially offset by decreases in net material costs.

     Selling, general and administrative expenses as a percentage of net sales for the thirteen and thirty-nine week periods ended November 3, 2001 were 48.4% and 41.5%, respectively, versus 40.1% and 38.4%, respectively, for the comparable periods last year. The thirteen-week percentage increase resulted from the sales decrease experienced during the quarter as well as costs associated with the direct marketing channel, principally catalog and postage costs. The thirty-nine week percentage increase resulted primarily from decreased sales and third quarter catalog and postage costs.

     Net interest expense for the thirteen and thirty-nine week periods ended November 3, 2001 was $467 thousand and $616 thousand, respectively, compared to $400 thousand and $405 thousand during the comparable periods last year. These increases are primarily the result of increased borrowings under the Company's revolving credit agreement in Fiscal 2001 versus the same periods in Fiscal 2000.

     As a result of the foregoing, the Company reported a net loss of $9.0 million, or $1.07 per basic and diluted share, for the thirteen-week period ended November 3, 2001, as compared to a net loss of $4.9 million, or $0.59 per basic and diluted share, for the comparable period last year. For the thirty-nine week period ended November 3, 2001 the Company reported a net loss of $16.9 million, or $2.03 per basic and diluted share as compared to a $10.3 million net loss, or $1.24 per basic and diluted share (after reflecting the reduction of the cumulative effect of accounting change of $0.04), for the comparable period last year.


Financial Condition
-------------------

     For the thirty-nine week period ended November 3, 2001, net cash used by operating activities totaled $55.5 million, primarily as a result of the net loss, the payment of income taxes and the purchase of inventory, offset by an increase in the accounts payable balance due to the timing of expense and merchandise payments. Cash used for investment activities during the first thirty-nine weeks of Fiscal 2001, representing the purchase of property and equipment, amounted to $13.9 million. Cash from financing activities during the thirty-nine week period of Fiscal 2001 amounted to $35.6 million, acquired primarily through borrowings under the Company's revolving credit agreement.

     For the thirty-nine week period ended October 28, 2000, net cash used by operating activities totaled $46.4 million, reflecting primarily the net loss, the payment of income taxes and the purchase of inventory, offset by an increase in the accounts payable balance due to the timing of expense and merchandise payments. Cash used for investment activities during the thirty-nine week period of Fiscal 2000, representing the purchase of property and equipment amounted to $5.2 million. Cash from financing activities during the thirty-nine week period of Fiscal 2000 amounted to $21.5 million, acquired primarily through borrowings under the Company's revolving credit agreement.

     Merchandise inventories were $87.1 million at November 3, 2001 compared to $55.1 million at February 3, 2001. This higher inventory position is attributable to inventory purchases during the year to support the holiday selling period. At the end of the third quarter of Fiscal 2001, merchandise inventories were 5.4% higher than the comparable period in Fiscal 2000, reflecting the Company's third quarter 2001 efforts to realign inventories with anticipated sales through reduced receipts and tighter inventory controls.

     The Company's capital expenditures in the third quarter of Fiscal 2001 were principally related to the opening of 14 new stores, including one airport location and one Gardeners Eden store. The Company anticipates opening 27 new stores, including five airport locations, two Gardeners Eden stores and remodeling five stores during Fiscal 2001.

     The Company maintains a revolving credit agreement to finance inventory purchases, which historically peak in the third quarter in anticipation of the winter holiday selling season. At November 3, 2001, the Company had approximately $35.5 million in outstanding borrowings under its revolving credit agreement. At October 28, 2000 the Company had $21.4 million in outstanding borrowings under its revolving credit agreement. The Company's current revolving credit agreement expires July 2, 2002, and the Company has begun renegotiations.

     The Company believes that available borrowings, cash on hand and anticipated cash generated from operations will be sufficient to finance planned retail store openings, remodelings and other capital requirements throughout Fiscal 2001.


Outlook: Important Factors and Uncertainties
--------------------------------------------

     Statements in this quarterly report which are not historical facts, including statements about the Company's confidence or expectations, plans for opening new stores, capital needs and liquidity and other statements about the Company's operational outlook, are forward-looking statements subject to risks and uncertainties that could cause actual results to differ materially from those set forth in such forward-looking statements. Such risks and uncertainties include, without limitation, risks of changing market conditions in the overall economy and the retail industry, consumer demand, the availability of appropriate real estate locations and the ability to negotiate favorable lease terms in respect thereof, customer response to the Company's direct marketing initiatives, the effectiveness of e-commerce technology, the availability of products, availability of adequate transportation of such products and other factors detailed from time to time in the Company's annual and other reports filed with the Securities and Exchange Commission. Words such as "estimate", "project", "plan", "believe", "feel", "anticipate", "assume", "may", "will", "should", and similar words and phrases may identify forward looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date thereof. The Company undertakes no obligations to publicly release any revisions to these forward-looking statements or reflect events or circumstances after the date hereof.

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



                                    Brookstone, Inc.
                                    ----------------
                                     (Registrant)



                                    /s/  Philip W. Roizin
                                         ----------------------------
December 18, 2001                               (Signature)

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