Form 10-K
period 2002-02-02
BROOKSTONE INC
filed 2002-05-03
CIK 830134

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

            (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended February 2, 2002

          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                       For the transition period from ______to______.

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

Yes  X    No     .
   -----    -----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. (X)
           ---

     The aggregate market value of the voting stock held by non-affiliates of the registrant on April 19, 2002 was $134,444,776.

     The number of shares outstanding of the registrant's Common Stock, $.001 par value, as of April 19, 2002 was 8,476,972 shares.

                       Documents Incorporated By Reference

     Portions of the registrant's Proxy Statement for its 2002 Annual Meeting of Stockholders are incorporated by reference in Part III hereof.

                      Table of Exhibits appears on Page 63.

                                BROOKSTONE, INC.
                                ----------------

                          2001 FORM 10-K ANNUAL REPORT

                                Table of Contents

                                                                                                      Page No.

Item 1....Business                                                                                       3
Item 2....Properties                                                                                    12
Item 3....Legal Proceedings                                                                             12
Item 4....Submission of Matters to a Vote of Securities Holders                                         13
Item 4A...Executive Officers of the Registrant                                                          13
Item 5....Market for Registrant's Common Equity and Related Stockholders Matters                        15
Item 6....Selected Financial Data                                                                       16
Item 7....Management's Discussion and Analysis of Financial Condition and Results of Operations         18
Item 7A...Quantitative and Qualitative Disclosures about Market Risk                                    31
Item 8....Financial Statements and Supplementary Data                                                   31
Item 9....Changes in and Disagreements with Accountants on Accounting and Financial Disclosure          31
Item 10...Directors and Executive Officers of the Registrant                                            32
Item 11...Executive Compensation                                                                        32
Item 12...Security Ownership of Certain Beneficial Owners and Management                                32
Item 13...Certain Relationships and Related Transactions                                                32
Item 14...Exhibits, Financial Statement Schedules and Reports on Form 8-K                               33

Exhibits Filed Herewith:

Exhibit 10.30   Employment Agreement with Kathleen A. Staab dated March 7, 2002
Exhibit 10.31   Employment Agreement with M. Rufus Woodard dated April 30, 2002
Exhibit 10.32   Employment Agreement with Carol A. Lambert dated April 30, 2002
Exhibit 10.33   Amended and Restated Credit Agreement dated February 21, 2002
Exhibit 21      Subsidiary of Registrant





ITEM 1.  Business

         Brookstone, Inc. (the "Company") is a nationwide specialty retailer whose strategy is to develop unique, proprietary branded products and offer them to customers via multiple distribution channels including retail stores, catalogs, and the Internet. The Company's retail portfolio includes three brands: Brookstone, Gardeners Eden, and Hard to Find Tools. The Brookstone brand features an assortment of consumer products functional in purpose, distinctive in quality and design and not widely available from other retailers. Brookstone's merchandise includes lawn and garden, health and fitness, home and office and travel and auto products. Hard to Find Tools features solutions for home owners primarily focused on home improvement and the indoor and outdoor home environment. Gardeners Eden is a garden inspired lifestyle brand which features garden themed home accessories, live plants, and outdoor furniture. The Company offers approximately 2,500 active stock-keeping units ("SKUs") for Brookstone and Hard to Find Tools, and approximately the same amount for Gardeners Eden at any given time. The Company sells its products through 248 full-year stores (including 20 airport based stores, three outlet stores and two Gardeners Eden stores) in 39 states, the District of Columbia and Puerto Rico. In addition to these full-year stores, Brookstone operates temporary stores and kiosks during the winter holiday season; there were a total of 67 such stores operating during the 2001 holiday season. The Company also operates a direct marketing business, which includes its Hard-To-Find-Tools, its Brookstone Catalog and its Gardeners Eden catalogs in addition to an interactive Internet site, www.Brookstone.com. For a further description of the Company's business segments, see Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 6 of the Notes to Consolidated Financial Statements on page 48.

         The Company was incorporated in Delaware in 1986. The Company is a holding company, the principle asset of which is the capital stock of Brookstone Company, Inc., a New Hampshire corporation that, along with its direct and indirect subsidiaries, operates the Company's business. As used in this report, unless the context otherwise requires, the term "Company" refers collectively to Brookstone, Inc. and its operating subsidiaries. The Company's executive offices are located at 17 Riverside Street, Nashua, New Hampshire 03062 and its telephone number is (603) 880-9500.

Retail Store Business

Brookstone Brand

Merchandising and Marketing

         Merchandising. The Brookstone brand seeks to be a leader in identifying and selling products which are functional in purpose, distinctive in quality and design and not widely available from other retailers. Brookstone's products are intended to make some aspect of the user's life easier, better, more enjoyable or more comfortable. A majority of the Brookstone products bear the Brookstone name in an effort to reinforce its franchise value and generate customer loyalty.

         The following lists Brookstone's four current product worlds and 23 current product categories:

Lawn & Garden       Health & Fitness        Home & Office      Travel & Auto
-------------       ----------------        -------------      -------------
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

         The Company believes that the uniqueness, high quality construction, innovation and design of its products are apparent to its customers. For example, Brookstone offers a BBQ tool set as part of its Brookstone Heritage collection, which is ergonomically designed, and made of high strength, rustproof aluminum and beautiful rosewood. This design and construction are intended to convey the message that this tool set will tend to outlast and be easier to work with than competing BBQ tools in a similar price range. Brookstone has developed a wide range of 900 MHz products ranging from high quality wireless speakers and headphones to wireless indoor/outdoor thermometers to wireless BBQ alarms that help to perfectly cook a wide range of meat, poultry and fish. Due to the unique nature of its products, Brookstone has obtained both functional and design patents on its products. Information on the features and benefits of products is further conveyed through display cards and attentive customer service.

         The qualities of Brookstone's products make them suitable for gift giving. A majority of Brookstone's sales are attributable to products purchased as gifts, especially for men, and Brookstone's two busiest selling seasons occur prior to Christmas and Father's Day. The distinctive quality and design of Brookstone's products are intended to create an image that each product is special. In addition, Brookstone's effort to educate its customers about its products is often important in connection with the purchase of a gift, particularly if the customer is uncertain as to which product features might be most attractive to the recipient.

         Brookstone prices its products to be affordable to the typical mall shopper. The majority of Brookstone's products are priced at less than $40.00, although the items in its stores are priced in a range from $5.00 to approximately $3,000. Brookstone closely monitors gross profit dollar contribution by SKU and adjusts merchandise displays accordingly.

         Brookstone's success depends to a large degree upon its ability to introduce new or updated products in a timely manner. Brookstone's current policy is to replace or update approximately 30% of the items in its merchandise assortment every year, thereby maintaining customer interest through the freshness of its product selections and further establishing Brookstone as a leader in identifying high quality, functional products which are not widely available from other retailers. While the average sales life of Brookstone products is between two and four years, the sales life of certain products may be significantly shorter.

         The Brookstone Store. Brookstone believes its retail stores are distinctive in appearance and in the shopping experience they provide. Brookstone emphasizes the visual aspects of its merchandise presentation and the creation of a sense of "theater" in its stores. Recognizing the functional nature of many of its products, Brookstone strives to present its merchandise in a manner that will spark the interest of shoppers and encourage them to pick up sample products. At least one sample of each product is displayed with an information card highlighting the features and benefits of the product in an easy-to-read format. Special signs and displays give prominence to selected products which Brookstone believes will have particular appeal to shoppers.

         Seasonal Stores. Brookstone's seasonal stores are typically open during the winter holiday selling season. These include both kiosks positioned in common areas of shopping malls and other retail sites and temporary stores set up within vacant retail in-line space. These locations are designed to carry a limited line of Brookstone's most popular, gift-oriented merchandise. The typical Brookstone kiosk is a temporary structure of approximately 160 square feet, which can carry approximately 120 SKUs. The typical temporary store has approximately 1,500 square feet and is designed to carry up to 300 SKUs. Both kiosks and temporary stores are built with reusable, portable and modular materials.

         Marketing. Brookstone's principal marketing vehicle is the Brookstone store. Brookstone's eye-catching open storefront design and attractive window displays are designed to attract shoppers into its stores by highlighting products that are anticipated to be of particular interest to customers and are appropriate to the season. In addition, Brookstone creates in-store displays of many of its key products in attractively gift-wrapped packages to provide added convenience to its customers, particularly during its two busiest selling periods, Christmas and Father's Day. Both the Company's Brookstone Catalog and its Internet site identify Brookstone's retail store locations, and the stores advertise the Internet program and supply customers with catalogs. The Company's merchandising strategy does not depend on price discounting.

         In addition to its store displays, Brookstone markets its products through the media. In 2001, for example, Brookstone co-branded a promotion with DaimlerChrysler that featured DaimlerChrysler and Brookstone products in many major national magazines. Brookstone's products have also been featured on many television programs including Oprah, the Today Show and CBS This Morning.

Product Sourcing

         Brookstone continually seeks to develop, identify and introduce new products that meet its quality and profitability standards. Brookstone employs a staff of specialized merchandise directors who actively participate in the design process for many new products. These directors also travel worldwide visiting trade shows, manufacturers and inventors in search of new products for Brookstone's stores, Internet site and catalogs. The Company has product development sourcing agents in Hong Kong, Paris, Taipei and Tokyo. These agents provide the

Company with important venues for developing relationships with manufacturers and allow the Company to monitor and maintain quality standards throughout the development and manufacturing process.

         Brookstone Labs, the Company's internal product design and development facility, in cooperation with the merchandise directors, provides design and engineering support for innovative Brookstone-branded products.

         For quality assurance, the Company employs a staff to review and test its products. Once a product has been approved, Brookstone begins negotiations with the product's vendor to secure a source of supply. When determining which products to introduce, the Company takes into account the probable cost of the product relative to what the Company believes the product's appropriate selling price will be, as well as whether the vendor expects to distribute the product through mass merchant channels, thereby diluting the sense of uniqueness which Brookstone seeks to convey to its customers. While the time between the approval of a new product and its introduction in the stores varies widely, the typical period is between two and four months. For products designed by the Company, the period from conception of the idea to introduction in the stores can be significantly longer.

         As a result of Brookstone's product development infrastructure, the percentage of Brookstone branded products in Brookstone stores has risen from 14% in 1996 to over 60% in 2001.

Store Operation and Training

         The Company employs regional managers, district managers and assistant district managers to supervise the Company's stores. Staffing of a typical store includes a store manager, an assistant store manager, a second assistant store manger, and approximately 10 to 15 full- and part-time sales associates, depending upon the time of year. Store associates are trained to inform and assist customers in the features, benefits and operation of the Company's merchandise. Store associates receive weekly product updates from the Company's headquarters, which highlight both new and other selected products. The Company has developed incentive compensation programs for its retail store management team which reward individual and store performance based on profitability.

         The Company uses "Closing Strong" and "Prodigy", selling skills programs designed to train all associates in the art of identifying and qualifying customers, and in closing the sale. The programs focus on generating incremental sales through increasing demo sales, units per transaction and big-ticket sales.

Expansion Strategy

         The Company operates 246 Brookstone stores in 39 states, the District of Columbia and Puerto Rico. Brookstone's stores are primarily located in high traffic regional malls, as well as in central retail districts and multi-use specialty projects, such as Copley Square in Boston, The Forum Shops in Las Vegas and Rockefeller Center and West 57th Street in New York City. Brookstone's stores also include airport stores in terminals throughout the country.

         Brookstone locates its stores in areas which are destinations for large numbers of shoppers and which reinforce the Company's quality image. To assess potential new mall locations, Brookstone applies a stringent set of financial as well as other criteria to determine the overall acceptability of a mall and the optimal locations within it. Non-mall locations are selected based on the level and nature of retail activity in the area. Brookstone believes that its distinctive store and innovative merchandise provide a unique shopping experience, which makes it a desirable tenant to regional mall developers and other prospective landlords. The Company's new Brookstone stores average approximately 3,500 square feet, approximately 2,800 of which is selling space. Airport stores range from 600 to 2,000 square feet in size and typically carry a limited assortment of Brookstone's products.

         Brookstone's store expansion strategy is to open stores in existing markets where it can build on its name recognition and achieve certain operating economies of scale, and in new markets where management believes it can successfully transport Brookstone's unique positioning and strategy. The Company opened 25 Brookstone stores in Fiscal 2001, including seven airport stores; 14 stores in Fiscal 2000, including two airport stores; 15 stores in Fiscal 1999, one of which was an airport store; 24 stores in Fiscal 1998, seven of which were airport stores; and 19 stores in Fiscal 1997 including three airport stores. The Company plans to open approximately 15 new Brookstone stores in Fiscal 2002, up to five of which will be in post-security airport locations. Brookstone continually monitors individual store profitability and will consider closing any stores that do not meet its performance criteria. Brookstone closed two stores in Fiscal 2001, two stores in Fiscal 2000, no stores in Fiscal 1999, five stores in Fiscal 1998, and one store in Fiscal 1997. In Fiscal 2002, the Company anticipates closing a nominal number of stores.

         Brookstone operated 67 seasonal stores (35 kiosks and 32 temporary in-line) during the 2001 winter holiday season. During the 2000 winter holiday selling season, Brookstone operated 60 seasonal stores (31 kiosks and 29 temporary in-line); 71 seasonal stores (44 kiosk and 27 temporary in-line) during the 1999 winter holiday season; 95 seasonal stores (52 kiosk and 43 temporary in-line) during the 1998 winter holiday season and 50 temporary in-line seasonal stores during the 1998 summer season; and 138 seasonal stores (75 kiosk and 63 temporary in-line) during the 1997 winter holiday selling season and 13 temporary in-line seasonal stores during the 1997 summer season. Brookstone plans to operate approximately 65 seasonal stores during the 2002 winter holiday selling season based on the availability of acceptable sites. Use of seasonal stores also provides the Company the ability to test retail sites during the period of the year when customer traffic and sales prospects are greatest. In certain cases, seasonal stores may be operated at a mall where there is a Brookstone retail store. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - - Outlook: Important

Factors and Uncertainties" (found on pages 26-30 of this document).

Gardeners Eden Brand

         The Company purchased the Gardeners Eden brand in May of 1999. At the time, Gardeners Eden was a catalog only business. The Company believes that a Gardeners Eden retail store concept contains much promise, and in Fiscal 2001 the Company opened two Gardeners Eden stores, signifying the launch of its new retail store concept tied to its Gardeners Eden catalog title.

         The Gardeners Eden product assortment features garden inspired products for the home that emphasize the natural components of the earth. The products feature excellent craftsmanship and quality, and help fulfill home and garden decorating and gift giving needs. Key product categories include outdoor furniture, live plants, indoor and outdoor decorative accessories and tabletop. The store will feature approximately 2,500 SKUs and a wide range of price points. Currently, the majority of products are sourced domestically and through Europe.

         The stores contain approximately 4,000 - 5,000 sq. ft. of interior selling space coupled with exterior selling space of approximately 1,500 sq. ft. The stores design is meant to reflect nature; when the customer enters they hear a fountain of running water and smell the aroma of live plants. The stores also feature natural lighting through extensive use of skylights.

         The Company employs dedicated Gardeners Eden merchants, planners and store personnel, but, to as great an extent as possible, leverages the Company's support infrastructure.

         The Company anticipates opening one additional Gardeners Eden location in Fiscal 2002.

Direct Marketing Business

         The Company was founded in 1965 as a mail order marketer of hard-to-find tools. In both Fiscal 2001 and Fiscal 2000, the direct marketing business accounted for approximately 18% of the Company's net sales as compared to 17% in Fiscal 1999. The Company operates three catalogs: Hard-To-Find-Tools, Brookstone Catalog and Gardeners Eden. In Fiscal 2001, the Company mailed a total of approximately 35.7 million catalogs, with 31 separate mail dates.

         The Hard-To-Find-Tools catalog features a broad assortment of approximately 1,500 products, set forth in what the Company believes to be an informative and convenient format. Whereas most of the products sold through the Company's stores are sold as gifts, most of the products sold through the Hard-To-Find-Tools catalog are primarily sold directly to the end-user. Approximately 80-85% of the products in the Hard-To-Find-Tools catalog are not available in the Company's stores.

         The Company also produces the Brookstone Catalog, which offers a selection of merchandise generally available in the Company's retail stores. The Brookstone Catalog is usually distributed before Father's Day and Christmas, the Company's two busiest selling seasons. The Brookstone Catalog is mailed to persons with demographic profiles similar to those of buyers in the Company's stores.

         In May of 1999, the Company acquired the Gardeners Eden catalog from Williams-Sonoma, Inc. The core product categories of the catalog are; Plants, Furniture & Accessories, Plant Containers & Accessories, Wreath & Dried Arrangements, Garden Tools, Indoor and Outdoor Decorative, Entry, Tabletop and Personal Care. Product assortment within these categories ranges from fine teak furniture to live plants.

         Brookstone has operated an interactive Internet site since 1996 featuring an offering of products from catalogs and retail stores. During the third quarter of Fiscal 2001, the Company brought on-line version 6.0 of the web site. This new state of the art site is the Company's most sophisticated to date, with faster response and improved navigation. Features incorporated in this release include a sophisticated gift finder, enhanced product search, membership with address books, enhanced product images, multimedia for special products, enhanced cross-selling by SKU and Lifestyle presentations for purchasing complementary products. Customer service enhancements include real time inventory availability, order history inquiry and on-line order tracking.

Merchandising, Marketing and Product Sourcing

         Brookstone employs a merchandising team that is dedicated exclusively to identifying products for the Company's Hard-To-Find-Tools catalog. The approval process for new Hard-To-Find-Tools products is similar to the approval process for new products in the Company's stores. A dedicated staff selects products for the Brookstone Catalog and Internet from the product assortment available in the Company's stores, plus catalog and Internet-exclusive products in existing categories. A merchandising team is dedicated to the selection of products for the Gardeners Eden catalog. Products for all catalogs are chosen based on their previous or estimated direct marketing order productivity. The Company also employs a marketing staff responsible for list selection, management of marketing offers and tests of catalog activity.

Distribution and Management Information Systems

         The Company operates a single 181,000 square foot distribution facility located in Mexico, Missouri. Nearly all of the Company's inventory is received and distributed through this facility, which supports both the retail store and direct marketing distribution systems. The Company maintains an inventory of products in the distribution center in order to ensure a sufficient supply for sale to customers. Distributions to stores are made, at a minimum, on a weekly basis predominantly via UPS. Distributions to direct marketing customers are made daily, predominantly via UPS and Airborne. The facility also houses the Company's direct marketing call center. Also, the Company uses an outside call center to handle overflow order calls and to provide coverage during off-peak hours. In addition, the Company leases approximately 190,000 square feet in Mexico, Missouri to handle its distribution support functions. Overflow from the direct marketing business may also be handled by a third party distribution center which primarily handles Internet order fulfillment.

         The efficient coordination of inventory planning, inventory logistics and store operations is a primary focus for the Company. The Company uses distribution control software and a sales forecasting system. These systems, along with the store-based point-of-sale system and our mail order management system, provide daily tracking of item activity and availability to the Company's inventory allocation and distribution teams. Additionally, the Company uses an inventory planning and distribution requirements planning client-server based system. This system uses weekly sales forecasts by SKU and selling location to determine inventory replenishment requirements and will recommend inventory purchases to the merchandise procurement team.

Vendors

         The Company currently conducts business with approximately 900 vendors, of which approximately 300 are located overseas. In Fiscal 2001, no single vendor supplied products representing more than 17% of net sales, with the 10 largest vendors representing approximately 37% of net sales. Although the Company's sales are not dependent on any single vendor, the Company's operating results could be adversely affected if any of its 10 largest vendors were unable to continue to fill the Company's orders for such vendor's products or failed to fill those orders in a timely way.

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

         The seasonal nature of the Company's business increased in Fiscal 2001 and is expected to continue to increase in Fiscal 2002 as the Company opens additional retail stores and continues its program to operate a significant number of small, temporary locations during the winter holiday selling season. In Fiscal 2001, most of the Company's new stores were opened in the second half of the fiscal year.

Competition

         Competition is highly intense among specialty retailers, traditional department stores and mass-merchant discount stores in regional shopping malls and other high-traffic retail locations. The Company competes for customers principally on the basis of product assortment, convenience, customer service, price and the attractiveness of its stores. The Company also competes against other retailers for suitable real estate locations and qualified management personnel. Because of the highly seasonal nature of the Company's business, competitive factors are most important during the winter holiday selling season.

         The Company differentiates itself from department and mass-merchant discount stores, which offer a broader assortment of consumer products, by providing a concentrated selection of functional, hard-to-find products of distinctive quality and design. The Company believes that the uniqueness, functionality and generally affordable prices of its products differentiate it from other mall-based specialty retailers and specialty companies which primarily or exclusively offer their products through direct marketing channels.

         The Company's direct marketing business competes with other direct marketing retailers offering similar products. The direct marketing industry has become increasingly competitive in recent years, as the number of catalogs mailed to consumers has increased and with the advent of the Internet.

Employees

         As of April 5, 2002, The Company had 1,276 regular full-time associates, of which 703 were salaried and 573 were hourly. As of such date, the Company also employed an additional 1,424 part-time and 257 temporary associates. The Company regularly supplements its workforce with temporary workers, especially in the fourth quarter of each year to service increased customer traffic during the peak winter holiday selling season. The Company believes that the success of its business depends, in part, on its ability to attract and retain qualified personnel. None of the Company's employees are represented by labor unions, and the Company believes its employee relations are excellent.

Trademarks

         The Company's "BROOKSTONE" trademark has been registered in various product classifications with the United States Patent and Trademark Office and in several foreign countries. In addition, the Company has applications to register the "BROOKSTONE" trademark still pending in several foreign countries. The Company acquired the trademarks "GARDENERS EDEN" and "GARDENERS EDEN (with Design)" and their associated registrations with the United States Patent and Trademark Office from Williams-Sonoma, Inc. in connection with its acquisition of the Gardeners Eden catalog in May of 1999. The Company also owns or is seeking registration of in various jurisdictions of other marks used by the Company in its business.

ITEM 2.  Properties

         The Company leases all of its retail stores. New retail store leases have an average initial term of 10 years. As of February 2, 2002, the unexpired terms under the Company's then existing store leases averaged just under seven years. Store leases may permit the Company to terminate the lease after approximately five years if the store does not achieve specified levels of sales. In most leases, the Company pays a minimum fixed rent plus a contingent rent based upon net sales of the store in excess of a certain threshold amount. The Company does not believe the termination of any particular lease would have a material adverse effect on the Company. The following chart describes the number of store leases that will expire in the periods indicated:

                  YEAR                             LEASES EXPIRING
                  ----                             ---------------
                  2002                                    25
                  2003                                     9
                  2004                                    12
                  2005                                    25
                  2006                                    27
                  2007 and thereafter                    150

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

         The Company operates a single 181,000 square foot distribution facility located in Mexico, Missouri under a capital lease obligation (see Note 7 of the Notes to Consolidated Financial Statements) that extends over 20 years at prime plus 1% per annum. The interest rate is adjusted annually on November 1. The Company also leases approximately 75,000 square feet in Mexico, Missouri on a month-to-month lease and another 115,000 square feet under a lease that is renewable annually in January.

         The Company leases a building with approximately 51,000 square feet in Nashua, New Hampshire to house its corporate headquarters. The lease expires in February of 2004, with two five-year renewal options.

ITEM 3.  Legal Proceedings

         The Company is involved in various routine legal proceedings incidental to the conduct of its business. The Company does not believe that any of these legal proceedings will have a material adverse effect on the Company's financial condition or results of operations.

ITEM 4.  Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of security holders of the Company during the fourth quarter of Fiscal 2001.

ITEM 4A. Executive Officers of the Registrant

         The executive officers of the Company are as follows:


NAME                           AGE      PRESENT POSITION
--------------------------    -------   ------------------------------------
Michael F. Anthony              47      Chairman of the Board, President and
                                          Chief Executive Officer

Philip W. Roizin                43      Executive Vice President, Finance &
                                          Administration

Alexander M. Winiecki           54      Executive Vice President, Store Operations

Carol A. Lambert                48      Vice President, Human Resources

Kathleen A. Staab               54      Vice President, Gardeners Eden

Gregory B. Sweeney              47      Vice President, General Manager Direct Marketing

M. Rufus Woodard, Jr.           45      Vice President, Merchandising


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

         KATHLEEN A. STAAB was appointed Vice President of Gardeners Eden in April 2002 after having worked as a consultant for various retailers since 1998. From 1991 to 1997, Ms. Staab was Vice President, General Merchandise Manager at Talbot's. Previous to her positions at Talbot's, Ms. Staab held managerial positions at Jordan Marsh Company and R. H. Macy and Company.

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

         M. RUFUS WOODARD, JR. was appointed Vice President of Merchandising in January 2002. From April 2001 until his recent appointment, Mr. Woodard was Operational Vice President, General Merchandise Manager. In 1998, Mr. Woodard was appointed to Divisional Merchandise Manager and held that position until 2001. Mr. Woodard joined the Company in 1993 as Buyer and managed numerous product categories from 1993 to 1998. Prior to joining the Company, Mr. Woodard held senior buying positions at Jordan Marsh /Abraham & Strauss and Miller and Rhoads.

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

PART II.

ITEM 5. Market for Registrant's Common Equity and Related Stockholders' Matters.

        Stock exchange listing: The Company's common stock trades on the NASDAQ National Market tier of The NASDAQ Stock Market under the Symbol: BKST

--------------------------------------------------------------------------------

Common Stock:         Fiscal 2000                      Fiscal 2001
                      -----------                      -----------
             Quarter     High     Low         Quarter     High      Low


             First      $19.00  $14.94        First      $16.47    $14.50
             Second     $17.06  $ 9.25        Second     $17.70    $13.68
             Third      $14.50  $11.75        Third      $14.05    $10.35
             Fourth     $14.94  $10.61        Fourth     $13.05    $10.55

--------------------------------------------------------------------------------

         As of April 19, 2002, there were 8,476,972 shares of common stock, $.001 par value per share, outstanding and held of record by 146 stockholders. The Company has never paid a cash dividend and currently plans to retain any earnings for use in the operations of the business. For restrictions on payment of dividends, see Note 7 of the Notes to Consolidated Financial Statements.

ITEM 6.  Selected Financial Data

                                Brookstone, Inc.

                             Selected Financial Data

               (In thousands, except operating and per share data)

                                                                                     Fiscal
                                                             ------------------------------------------------------
                                                                 2001      2000*      1999       1998       1997
-------------------------------------------------------------------------------------------------------------------
        Income Statement Data: (1)
        Net sales                                              $352,917   $364,541  $326,855   $276,051   $243,662
        Cost of sales                                           224,643    224,968   199,569    175,381    155,952
        Gross profit                                            128,274    139,573   127,286    100,670     87,710
        Selling, general and administrative expenses            118,590    114,187   104,554     83,589     74,500
        Income from operations                                    9,684     25,386    22,732     17,081     13,210
        Interest expense, net                                     1,028        626     1,125      1,672      1,084
        Provision for income taxes                                3,324      9,508     8,297      6,071      4,778
                                                             ------------------------------------------------------
        Income before cumulative effect of accounting change      5,332     15,252    13,310      9,338      7,348
        Cumulative effect of accounting change, net of tax          ---       (308)      ---        ---        ---
        Net income                                               $5,332    $14,944   $13,310     $9,338     $7,348
-------------------------------------------------------------------------------------------------------------------

        Earnings per share - basic
        --------------------------
        Income before cumulative effect of accounting change      $0.64      $1.84     $1.63      $1.17      $0.94
        Cumulative effect of accounting change, net of tax          ---      (0.04)      ---        ---        ---
                                                             ------------------------------------------------------
        Net income                                                $0.64      $1.80     $1.63      $1.17      $0.94
                                                             ======================================================

        Earnings per share - diluted
        ----------------------------
        Income before cumulative effect of accounting change      $0.63      $1.80     $1.58      $1.13      $0.91
        Cumulative effect of accounting change, net of tax          ---      (0.04)      ---        ---        ---
                                                             ------------------------------------------------------
        Net income                                                $0.63      $1.76     $1.58      $1.13      $0.91
                                                             ======================================================

        Weighted average shares outstanding - basic               8,361      8,310     8,155      7,988      7,824
        Weighted average shares outstanding - diluted             8,493      8,472     8,422      8,285      8,119
-------------------------------------------------------------------------------------------------------------------

        Operating Data:  (Unaudited)
        ----------------------------
        Increase/(Decrease) in same store sales (2)                (8.6%)      3.5%**    5.8%       6.0%       3.6%
        Net sales per square foot of selling space (3)             $484       $538      $521       $501       $469
        Number of stores:
           Beginning of period                                      223        211       196        177        159
           Opened during period                                      27         14        15         24         19
           Closed during period                                       2          2        --          5          1
           End of period                                            248        223       211        196        177
        Number of winter holiday seasonal stores                     67         60        71         95        138

        Balance Sheet Data (at period end):
        -----------------------------------
        Total assets                                           $157,105   $159,168  $141,906   $114,561   $105,318
        Long-term debt, excluding current portion                 2,273      2,414     2,511      2,612      2,698
        Total shareholders' equity                              107,785    102,511    87,310     72,310     61,766

        *Fifty-three week year **Based upon fifty-two weeks


1. Effective January 30, 2000, the Company changed its revenue recognition policy for catalog sales and other drop shipment sales to be in accordance with the provisions of Securities and Exchange Commission's Staff Accounting Bulletin No.101, "Revenue Recognition in Financial Statements". Under the provision of SAB101, revenue is recognized at time of customer receipt instead of at time of shipment. The cumulative effect of this change for prior periods is $0.3 million, net of tax of $0.2 million. The pro forma effect of SAB 101 on the net income of prior periods presented is not material.

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

2. Same store sales percentage is calculated using net sales of stores, which were open for the full current period and the entire preceding fiscal year.

3. Net sales per square foot of selling space dollar amount is calculated using net sales generated for stores open for the entire fiscal period divided by the square feet of selling space of such stores. Selling space does not include stock rooms.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Critical Accounting Policies

         In December 2001, the Securities and Exchange Commission ("SEC") requested that all registrants list their three to five most critical accounting policies in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of their Form 10-K. The SEC defined a critical accounting policy as one which is important to the portrayal of the Company's financial condition and results of operations and requires management's subjective or complex judgments. In accordance with this request, the Company has described its critical accounting policies below.

         Revenue Recognition. The Company recognizes revenue from sales of merchandise at the time of customer receipt. Revenue is recognized net of actual merchandise returns and allowances. The Company allows merchandise returns for all merchandise and has established an allowance for merchandise returns based upon historical experience. Revenue from merchandise credits and gift certificates is deferred until redemption.

         During the fourth quarter of Fiscal 2000, the Company changed its revenue recognition policy for catalog sales and other drop shipment sales in accordance with SAB 101. Under the provisions of SAB 101, revenue on catalog sales and other drop shipment sales is recognized at time of receipt instead of at time of shipment, as the Company retains risk of loss while the goods are in transit.

         Inventory Reserves. The Company maintains information about its merchandise performance at the item level. This level of detail enables the management team to assess the viability of each item and to estimate the Company's ability to sell through each item. The Company recognizes the write-down of slow moving or obsolete inventory in cost of sales when the write-down is probable and estimable. Management's estimates can be affected by many factors, some of which are outside the Company's control, which include but are not limited to, consumer buying trends and general economic conditions.

         The Company takes a physical inventory at least twice a year at its retail store locations and distribution center. The second of these inventories is conducted near the end of the fiscal year. The Company maintains a reserve for inventory shrinkage for the periods between physical inventories. Management establishes this reserve based on historical results of previous physical inventories, shrinkage trends or other judgments that Management believes to be reasonable under the circumstances.

         Deferred tax assets. The carrying value of the Company's net deferred tax assets assumes that the Company will be able to generate sufficient future taxable income in certain tax jurisdictions, based on estimates and assumptions. If these estimates and related assumptions change in the future, the Company may be required to record a valuation allowance against its deferred tax assets resulting in income tax expense in the Company's consolidated statement of operations. Management evaluates the realizability of the deferred tax assets and assesses the need for valuation allowances periodically.

         Valuation of Long-Lived Assets. The Company reviews long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. Each impairment test is based on a comparison of the undiscounted net cash flows of individual stores, and consolidated net cash flows for long-lived assets not identifiable to individual stores, to the recorded value of the asset. If impairment is indicated, the asset is written down to its estimated fair value on a discounted cash flow basis. While the Company believes that its estimates of future cash flows are reasonable, different assumptions regarding such cash flows could materially affect the Company's evaluations.

Results of Operations

The following table sets forth certain financial data of the Company expressed as a percentage of net sales for Fiscal 2001, Fiscal 2000 and Fiscal 1999.

                                                                       Fiscal Year
                                                     --------------------------------------------
                                                       2001              2000             1999
                                                       ----              ----             ----
Net sales                                             100.0%            100.0%           100.0%

Cost of sales                                           63.7             61.7            61.1
                                                     ---------         --------        ---------
Gross profit                                            36.3             38.3            38.9

Selling, general and
  administrative expenses                               33.6             31.3             32.0
                                                     ---------         --------        ---------

Income from operations                                   2.7              7.0              6.9
Interest expense, net                                    0.3              0.2              0.3
                                                     ---------         --------        ---------
Income before taxes
    and cumulative effect of accounting
    change                                               2.4              6.8              6.6
Provision for income taxes                               0.9              2.6              2.5
                                                     ---------         --------        ---------
Income before
    cumulative effect of accounting change               1.5              4.2              4.1
Cumulative effect of accounting change,
  net of tax                                              --             (0.1)              --
                                                     ---------         --------        ---------


Net income                                               1.5%             4.1%             4.1%
                                                     =========         ========        =========


--------------------------------------------------------------------------------

Fifty-two weeks ended February 2, 2002 versus Fifty-three weeks ended February 3, 2001

         Net sales for Fiscal 2001 decreased by $11.6 million, or 3.2% to $352.9 million as compared to $364.5 million in Fiscal 2000. In Fiscal 2001, retail sales decreased $8.9 million, or 3.0% and direct marketing sales decreased $2.7 million, or 4.0% on a circulation decrease of 12.0%. Both retail and direct marketing decreases were primarily attributable to reduced sales since the tragic events on September 11th which severely disrupted consumer shopping patterns. Of the retail store sales decreases, same store sales accounted for approximately $25.7 million of the decrease. Additionally a decrease of $2.2 million resulted from stores which were open in Fiscal 2000, but closed in Fiscal 2001. These retail store decreases were offset by net sales increases of $13.9 million related to the 27 new stores (18 full line, seven airport and two Gardeners Eden stores) opened in Fiscal 2001 and by an increase of $4.4 million attributable to additional sales from the operation of 14 stores (12 full line and two airport stores) for the full year in Fiscal 2001 that were only open for a portion of Fiscal 2000. Additionally, seasonal store operations accounted for approximately $0.4 million in increased net sales and increased revenue generated from customers for shipping and handling of approximately $0.3 million. The decrease in direct marketing net sales resulted primarily from decreases across all catalog titles amounting to approximately $6.1 million, partially offset by increases in Internet net sales of approximately $1.9 million and increased revenue generated from customers for shipping and handling of approximately $1.5 million.

         Gross profit as a percentage of net sales decreased 2.0% to 36.3% in Fiscal 2001 compared to 38.3% in Fiscal 2000. The decrease is primarily due to increased occupancy costs (230 basis points) as a result of the additional stores open in Fiscal 2001 and reduced same store sales, offset by improved product margins.

         Selling, general and administrative ("SG&A") expenses increased $4.4 million to $118.6 million in Fiscal 2001 from $114.2 million in Fiscal 2000. As a percent of net sales, SG&A increased to 33.6% in Fiscal 2001 from 31.3% in Fiscal 2000. This $4.4 million increase includes $4.6 million related to operating expenses associated with new stores opened in Fiscal 2001 and stores open for the full year in Fiscal 2001 that were only open for a partial year in Fiscal 2000. The increase in SG&A also includes $1.2 million associated with marketing costs for the direct marketing segment. These increases were offset by decreases in SG&A of $1.4 million associated with decreases in costs expended to support the base business.

         Income from operations was $9.7 million, or 2.7% of net sales, in Fiscal 2001 compared to $25.4 million, or 7.0% of net sales in Fiscal 2000.

         Net interest expense increased to $1.0 million, or 0.3% of net sales in Fiscal 2001 from $0.6 million, or 0.2% of net sales in Fiscal 2000. The net increase was primarily the result of lower interest income earned in Fiscal 2001 as compared with Fiscal 2000. Interest income, which offsets interest expense, was lower in Fiscal 2001 as a result of lower average cash balances earning lower interest rates in Fiscal 2001.

         In Fiscal 2001, the Company recorded an income tax provision of $3.3 million, or 0.9% of net sales, as compared to $9.5 million, or 2.6% of net sales in Fiscal 2000. This decrease in income tax provision resulted from the decrease in pre-tax income in Fiscal 2001.

         As a result of the foregoing factors, net income decreased to $5.3 million in Fiscal 2001 versus $14.9 million in Fiscal 2000. Net income was 1.5% of net sales in Fiscal 2001 as compared to 4.1% in Fiscal 2000. Earnings per share on a diluted basis decreased to $0.63 in Fiscal 2001 as compared to $1.76 in Fiscal 2000 (after reflecting the reduction of a cumulative effect of accounting change of $0.04 in Fiscal 2000).

Fifty-three weeks ended February 3, 2001 versus Fifty-two weeks ended January 29, 2000

         Net sales for Fiscal 2000 increased by $37.7 million, or 11.5%, over Fiscal 1999, primarily as the result of a $27.7 million, or 10.2%, increase in retail sales, combined with a $10.0 million, or 17.8%, increase in direct marketing sales. Of the increase in retail sales, $9.8 million was attributable to the opening of 14 new stores (12 full line and 2 airport store), $8.8 million to additional sales from the operation of 15 stores for the full year in Fiscal 2000 that were only open for a portion of Fiscal 1999 (14 full line and 1 airport store), and $10.3 million is from same store sales. Offsetting this increase is the loss of sales of $1.2 million attributable to operating 11 less Holiday seasonal stores. The $10.0 million, or 17.8%, increase in direct marketing sales was primarily attributable to $3.9 million in sales from the Gardeners Eden catalog (which was acquired in May, 1999) and a $4.9 million increase in Internet sales. The remaining increase of $1.2 million is primarily the result of revenue generated from customers for shipping and handling and increased sales from the Hard-To-Find-Tools and Brookstone Catalog catalogs.

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

         Selling, general and administrative ("SG&A") expenses increased $9.6 million to $114.2 million in Fiscal 2000 from $104.6 million in Fiscal 1999. As a percent of net sales, SG&A decreased to 31.3% in Fiscal 2000 from 32.0% in Fiscal 1999. This $9.6 million increase included $3.5 million expended for operating expenses associated with new stores opened in Fiscal 2000 and stores open for the full year in Fiscal 2000 that were only open for a partial year in Fiscal 1999. Also, $3.0 million associated with marketing costs for the Direct Marketing segment, which includes the Internet and full year costs for the Gardeners Eden catalog, which was acquired in May of 1999. Additionally, there was a $3.1 million increase in compensation and benefits to support the base business and distribution center.

         Income from operations was $25.4 million, or 7.0% of net sales, in Fiscal 2000 as compared to $22.7 million, or 6.9% of net sales, in Fiscal 1999.

         Net interest expense decreased to $0.6 million, or 0.2% of net sales, in Fiscal 2000 from $1.1 million, or 0.3% of net sales, in Fiscal 1999, primarily due to increased average cash balance resulting from a higher beginning of year balance and decreased capital expenditures offset by increased working capital in Fiscal 2000 versus Fiscal 1999. In Fiscal 2000, the Company recorded a provision for income taxes of $9.5 million, or 2.6% of net sales, as compared to $8.3 million, or 2.5% of net sales, in Fiscal 1999, resulting from an increase in pre-tax income.

         As a result of the foregoing factors, net income increased to $14.9 million in Fiscal 2000 (after reflecting the reduction of a cumulative effect of an accounting change of $0.3 million, net of tax) versus $13.3 million in Fiscal 1999. Net income was 4.1% of net sales in Fiscal 2000 and Fiscal 1999. Earnings per share on a diluted basis increased to $1.76 in Fiscal 2000 (after reflecting the reduction of a cumulative effect of accounting change of $0.04) from $1.58 in Fiscal 1999.

Seasonality

         The seasonal nature of the Company's business increased in Fiscal 2001 and is expected to continue to increase in Fiscal 2002 as the Company opens additional retail stores and continues its program to operate a significant number of small, temporary locations during the winter holiday selling season. In Fiscal 2001, most of the Company's new stores were opened in the second half of the fiscal year.

         The Company's sales in the second fiscal quarter are generally higher than sales during the first and third quarters as a result of sales in connection with Father's Day. The fourth fiscal quarter, which includes the winter holiday selling season, has historically produced a disproportionate amount of the Company's net sales and all of its income from operations.

Liquidity and Capital Resources

         During Fiscal 2001, the Company generated a total of $18.4 million of cash including $18.2 million from operations and $0.2 million from the exercise of stock options and the purchase of stock under the Employee Stock Purchase Plan. In addition, the Company's working capital increased approximately $10.9 million principally from the timing of payment of accounts payable and other current liabilities. The Company utilized cash of $13.8 million to fund capital expenditures. The capital expenditures included approximately $7.0 million for new stores, approximately $4.0 million for remodeling and maintenance in existing stores, $2.5 million for information systems developments and $0.3 million for distribution center and infrastructure improvements. At the end of Fiscal 2001, the Company's cash position decreased to $28.9 million, a $6.5 million decrease from the end of the prior fiscal year.

          During Fiscal 2000, the Company generated a total of $24.4 million of cash including $24.2 million from operations and $0.2 million from the exercise of stock options. In addition, the Company's working capital increased approximately $11.7 million principally from increased inventory as compared to Fiscal 1999. The Company utilized cash of $8.5 million to fund capital expenditures. The capital expenditures included $3.3 million for new stores, $3.2 million for remodeling and maintenance in existing stores, $1.4 million for information systems developments and $0.6 million for distribution center and infrastructure improvements. The Company's cash position increased $4.0 million from the end of the prior fiscal year, to $35.4 million.

         The Company's primary short-term liquidity needs consist of financing seasonal merchandise inventory build-ups. The Company's primary sources of financing for such needs are from operations, borrowings under its revolving credit facility and trade credit. The Company typically has no borrowings under the revolving credit facility from January through July, increasing somewhat through August and sharply increasing from September through November to finance purchases of merchandise inventory in advance of the winter holiday selling season. The Company generally repays all outstanding borrowings under its revolving credit facility prior to Christmas and relies on cash from operations obtained during the winter holiday selling season until it begins to borrow again under its revolving credit facility the following fiscal year. At February 2, 2002, the Company had no outstanding borrowings under its revolving credit facility, although certain letters of credit in an aggregate amount of approximately $10.8 million were outstanding. During Fiscal 2001, the Company's borrowings peaked at $40.0 million under the revolving credit facility. Additionally, the maximum amount outstanding during the Fiscal year still provided the Company with an additional $19.0 million in borrowings under its Borrowing Base.

         The Company's revolving credit facility which was in effect in Fiscal 2001 provided for borrowings of up to $75 million for letters of credit and working capital, limited by a borrowing base test equal to 50% of the amount of eligible inventory and outstanding documentary letters of credit (increasing to 65% June through July and to 75% August through November). Amounts available for borrowings were reduced by the aggregate amount of outstanding letters of credit, which could not exceed $40 million, and borrowings. The revolving credit agreement required the Company to have no more than $10 million in borrowings (excluding letters of credit) outstanding for one 30 consecutive day period during the December 15 to April 30 period. Borrowings outstanding under this facility bore interest, at the election by the Company, equal to the agent bank's base lending rate or the Eurodollar rate for the applicable period plus an additional 1.0%, 1.25% or 1.5% depending on the applicable cash flow coverage ratio (at February 2, 2002 the rate was 2.8125%). In addition, the Company was obligated to pay a fee of 0.25% or 0.30% on the unused portion of the commitment and 0.50%, 0.625% or 0.75% on documentary letters of credit (depending on the applicable cash flow coverage ratio). At the Lender's option, all positive cash balances held by the lender banks could be applied to the outstanding balance of the revolving line of credit. The revolving credit agreement contained a number of restrictive covenants, including limitations on incurring additional indebtedness, granting liens, selling assets, engaging in mergers and other similar transactions, engaging in new business lines and making capital expenditures. In addition, the agreement prohibited the payment of cash dividends on common stock and required that the Company maintain certain financial ratios, including tests pertaining to net worth, ratio of liabilities to net worth and cash flow coverage. This agreement was scheduled to expire in July of 2002. As a result of this, management began negotiations to amend and restate the credit agreement in the fall of 2001. The Company successfully completed its negotiations with its lenders to extend and increase the facility in January of 2002.

         The Amended and Restated Credit Agreement (the "Amended Credit Agreement") was signed on February 21, 2002 with a term that expires February 21, 2005. The Amended Credit Agreement provides for increased borrowings of up to $80 million for letters of credit and working capital as long as the Company meets a borrowing base test equal to 50% of the amount of eligible inventory and outstanding documentary letters of credit (increasing to 65% June through July and to 75% August through November). Amounts available for borrowings are reduced by the aggregate amount of outstanding letters of credit, which may not exceed $50 million, and borrowings. The Amended Credit Agreement requires the Company to have no borrowings (excluding letters of credit) outstanding for at least 30 consecutive days during the period of December 15, 2002 to April 30, 2003. Thereafter, during the December 15th to April 30th time frame, the Company must have no more than $10 million in borrowings (excluding letters of credit) outstanding for 30 consecutive days. Borrowings under the facility bear interest that is dependent on the level of the Company's fixed charge coverage ratio. Depending on the calculated ratio of the Company's fixed charge coverage, there are four different levels that have different fees and different margin rates on the applicable borrowings. Under the Amended Credit Agreement, the interest rates on the facility, at the Company's option, were either: the agent bank's base lending rate plus 0.75%, 0.50%, or 0.25%, or the Eurodollar rate for the applicable period plus 2.25%, 2.00%, 1.75% or 1.50%. In addition, the Company is obligated to pay a fee of 0.75%, 0.625%, or 0.50% on the unused portion of the commitment and 1.125%, 1.00%, 0.875%, or 0.75% on the documentary letters of credit. Amounts due under the Amended Credit Agreement are secured by the personal property of the Company, tangible or intangible including all stock of Brookstone, Inc.'s subsidiaries, but excluding real property, machinery and equipment encumbered on February 21, 2002, and general intangibles. The security interest in the Amended Credit Agreement is subject to collateral release conditions dependent upon four consecutive quarters fixed charge coverage ratio of 1.40 to 1.00 and consolidated EBITDA for the four quarters then ended of at least $34.5 million. At the Lender's option, all positive cash balances held by the Lender's banks may be applied to the outstanding balance of the revolving line of credit. The Amended Credit Agreement contains a number of restrictive covenants, including limitations on incurring additional indebtedness, granting liens, selling assets, engaging in mergers and other similar transactions, engaging in new business lines and making capital expenditures. In addition, the Amended Credit Agreement prohibits the payment of cash dividends on common stock and requires that the Company maintain certain financial ratios, including tests pertaining to consolidated net worth, fixed charge coverage and cash flow leverage. For the fourth quarter of Fiscal 2001, the Company was in compliance with these covenants.

         The Company has never paid a cash dividend and currently plans to retain any earnings for use in the operations of the business. Any determination by the Board of Directors to pay future cash dividends will be based upon conditions then existing, including the Company's earnings, financial condition and requirements, restrictions in its financing arrangements and other factors.

         The following table (in thousands) summarizes the Company's contractual and other commercial obligations as of February 2, 2002 and the effect such obligations are expected to have on its liquidity and cash flows in future periods.

       Payment          Standby Letters    Capital Lease      Operating Lease        Total
        Dates               of Credit        Obligations        Obligations

----------------------    ------------    ----------------    ---------------    --------------
Fiscal 2002                   $   661             $   310          $  29,566          $ 30,537
Fiscal 2003                       ---                 310             28,549            28,859
Fiscal 2004                       ---                 310             27,976            28,286
Fiscal 2005                       ---                 310             26,807            27,117
Fiscal 2006                       ---                 310             23,901            24,211
Thereafter                        ---               2,067             87,460            89,527
                          ------------    ----------------    ---------------    --------------
        Total                 $   661            $  3,617         $  224,259          $228,537
                          ============    ================    ===============    ==============


         The Company believes its cash balances, funds to be generated by future operations and borrowing capacity will be sufficient to finance its capital requirements during Fiscal 2002.

         The amount of cash generated from operations is dependent upon many factors including but not limited to the ability of the Company to attain its business plan and general economic and retail industry conditions in the United States, during the upcoming year. Borrowing under the Company's Amended Credit Agreement may also be limited by the following factors:

o Inventory obsolescence issues resulting from decreased revenues, that would affect the borrowing base assets, as eligible inventory in the borrowing base would decrease

o Borrowings under the Agreement are limited to a borrowing base calculation which may impact the ability of the Company to fund its business

o The Agreement contains a number of restrictive covenants. If the Company fails to meet any of these covenants, it may severely limit the Company's ability to conduct its business

o The Agreement contains a requirement for the Company to have zero borrowings for thirty consecutive days between December 15, 2002 and April 30, 2003. Failure to do so may severely limit the Company's ability to borrow under its credit facility

Fiscal 2002 Store Openings and Capital Expenditure Expectations

         The following discussion includes certain forward-looking statements of management's expectations for store growth and related capital expenditures. These statements should be read in light of the considerations presented under the caption Outlook: Important Factors and Uncertainties (found on pages 26 - 30 of this document).

         The Company expects to add approximately 15 new stores, including up to five airport locations and one Gardeners Eden retail store, in Fiscal 2002. The Company anticipates the cost of opening a new Brookstone store, including leasehold improvements (net of landlord allowances), furniture and fixtures, and pre-opening expenses, to average approximately $375,000 and a Gardeners Eden store to average approximately $600,000. In addition, the Company expects new stores to require $150,000 of working capital per store. The Company anticipates the cost of opening airport stores, including leasehold improvements, furniture and fixtures, and pre-opening expenses, to average approximately $250,000, and expects airport stores to require $100,000 of working capital per store. The Company expects to identify between 6 and 8 stores for remodeling, and update and maintain other stores, during Fiscal 2002, incurring capital expenditures of approximately $2.5 million. The Company plans to operate approximately 65 seasonal stores during the Fiscal 2002 winter holiday season subject to the availability of acceptable sites. In addition to the capital expenditures listed above, the Company anticipates making capital expenditures of approximately $2.0 million in Fiscal 2002, primarily to enhance the Company's management information, distribution and other support systems.

         In Fiscal 2002, the Company expects to open most of its new stores in the second half of the year. The Company's retail operations are not generally profitable until the fourth quarter of each fiscal year.

Outlook: Important Factors and Uncertainties

            The Private Securities Litigation Reform Act of 1995 (the "Act") provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about themselves without fear of litigation so long as the forward-looking information is accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those set forth in the forward-looking statement. Statements in this 2001 Annual Report on Form 10-K which are not historical facts, including statements about the Company's or management's confidence or expectations, seasonality of the Company's future sales and earnings, plans for opening new stores and other retail locations, introduction of new or updated products, opportunities for sales growth or cost reductions and other statements about the Company's operational outlook, are forward-looking statements subject to risks and uncertainties that could cause actual results to vary materially. The following are important factors, among others, that should be considered in evaluating these forward-looking statements, as well as in evaluating the Company's business prospects generally:

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

         Dependence on Innovative Merchandising. Successful implementation of the Company's merchandising strategy depends on its ability to introduce in a timely manner new or updated products which are affordable, functional in purpose, distinctive in quality and design and not widely available from other retailers. If the Company's products or substitutes for such products become widely available from other retailers (especially department stores or discount retailers), demand for these products from the Company may decline or the Company may be required to reduce their retail prices. A decline in the demand for, or a reduction in the retail prices of, the Company's important existing products can cause fluctuations in the Company's sales and profitability if the Company is unable to introduce in a timely fashion new or replacement products of similar sales levels and profitability. Even with innovative merchandising, there remains a risk that the products will not sell at planned levels.

         Product Risks. Although the Company seeks to maintain quality standards at a high level, its products may have defects that could result in high rates of return, recalls or product liability claims. Such returns, recalls or claims could adversely affect profitability. Third parties may assert claims for patent or trademark infringement, or violation of other proprietary rights. If successful, such claims could result in the inability to sell a particular product or, in the case of a settlement or royalty, adversely impact the profitability of the product. Such claims could entail significant legal expenses even if they are ultimately determined to be meritless.

         Gardeners Eden Stores. The Gardeners Eden stores represent an initiative by the Company to develop a new store model focused on a market that is different from that of the traditional Brookstone store, and to help decrease the concentration of sales in the winter holiday season by generating more sales in the spring and summer. The success of this new model could vary based on a wide variety of factors including the selection of optimum locations, innovative merchandising, increasing profitability, accurate prediction of customer response in a new market, and the overall condition of the economy.

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

         Terrorism. The events of September 11, 2001 had a negative effect on retail and direct marketing sales as a result of the disruption of consumer shopping patterns. The Company's stores are located predominantly in large public areas such as malls and airports, which experienced a significant decrease in traffic last fall. The Company's stores are dependent on pedestrian traffic for sales volume. Acts of terrorism that affect such traffic could have an adverse impact on sales.

         Poor Economic Conditions. The Company's business may be impacted by economic conditions that tend to reduce the level of discretionary consumer spending. Such factors could include high interest rates, inflation, unemployment, stock market uncertainty, and low consumer confidence.

         Information and Communications Infrastructure. The success of the Company is dependent upon its computer hardware and software systems, and its telecommunications systems. The Internet portion of the direct marketing business relies heavily on the proper operation of these systems, as well as on the continued operation of the external components of the Internet, to market goods and to receive and process orders. The retail business utilizes point of sale computers located in the stores. The Company's headquarters and Distribution Center rely on a wide variety of applications to carry on the business. These systems are subject to damage from natural disasters, power failures, hardware and software failures, security breaches, network failures, computer viruses and operator negligence.

         Centralized Distribution. The Company conducts all of its distribution operations and a significant portion of its direct marketing processing functions from multiple facilities in Mexico, Missouri and through a third party distribution center for its Internet operation. A disruption in operations at the distribution center may significantly increase the Company's distribution costs and prevent goods from flowing to stores and customers.

         The Company utilizes third party carriers for its product shipments. The distribution of products is vulnerable to disruption from employee strikes and labor unrest, in particular,potential strikes by UPS employees and/or longshoremen, which could increase costs and impede or restrict the supply of goods.

         Direct Marketing. The success of the Company's catalog operation hinges on the achievement of adequate response rates to mailings, merchandising and catalog presentation that appeal to mail order customers, and the expansion of the potential customer base in a cost effective manner. Lack of consumer response to particular catalog mailings could increase the costs and decrease the profitability of the direct marketing business. Significant costs relative to paper, postage and inventory are associated with the direct marketing business. Rising paper and postal rates can negatively impact the business and the failure to accurately predict consumer response or to achieve the optimum cost-effective level of catalog circulation could adversely affect revenues and growth of the business.

         Dependence on Key Vendors. Because the Company strives to sell only unique merchandise, adequate substitutes for certain key products may not be widely available in the marketplace. Because of this, there can be no assurance that vendor manufacturing or distribution problems, or the loss of the Company's exclusive rights to distribute important products, would not have a material adverse effect on the Company's performance. In Fiscal 2001, the Company had one vendor who supplied products representing approximately 17% of net sales, with the 10 largest vendors representing approximately 37% of net sales. Although the Company's sales are not dependent on any single vendor, the Company's operating results could be adversely affected if any of its 10 largest vendors were unable to continue to fill the Company's orders for such vendor's products or failed to fill those orders in a timely way.

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

         Increased Petroleum Prices. In recent years, increases in petroleum prices have resulted in increased transportation and shipping costs for the Company. Further increases in petroleum prices, or failure of such prices to decline, could continue to increase the Company's costs for transportation and shipping and also cause increases in the cost of goods that are manufactured from plastics and other petroleum-based products.

         Increased Reliance on E-Commerce. As a greater proportion of the Company's sales are made via the Internet, and as the Company begins to look more to that channel to increase overall sales, the Company will become more subject to the uncertainties inherent in the quickly developing area of e-commerce. Such uncertainties include, but are not limited to, the extent to which the Company's customers will adopt the Internet as their method of purchase, the effect that government regulation of the Internet (or lack thereof) will have on the Internet as a medium of commerce.

New Accounting Pronouncements

         In June 2001, the FASB issued Statement of Financial Accounting Standards No. 141 ("SFAS No. 141"), "Business Combinations." SFAS No. 141 requires that all business combinations be accounted for using the purchase method of accounting and specifies criteria for recognizing intangible assets separate from goodwill. This statement applies to all business combinations after June 30, 2001. The adoption of SFAS No. 141 is not expected to have a material impact on the Company's consolidated financial statements.

         In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS No. 142"), "Goodwill and Other Intangible Assets." SFAS No. 142 requires that ratable amortization of goodwill be replaced with periodic tests of the goodwill's impairment and that intangible assets, other than goodwill, which have determinable useful lives be amortized over that period. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. The adoption of SFAS No. 142 is not expected to have a material impact on the Company's consolidated financial statements.

         In July 2001, the FASB issued Statement of Financial Accounting Standards No. 143 ("SFAS No. 143"), "Accounting for Obligations Associated with the Retirement of Long-Lived Assets." SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity is required to capitalize the cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value and the capitalized cost is depreciated over the useful life of the related asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002 and will be adopted by the Company in Fiscal 2003. The adoption of SFAS No. 143 is not expected to have a material impact on the Company's financial statements.

         In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS No. 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 modifies the rules for accounting for the impairment or disposal of long-lived assets, excluding goodwill. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The adoption of SFAS No. 144 is not expected to have a material impact on the Company's consolidated financial statements.

         In November 2001, the Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board issued EITF 01-09, "Accounting for Consideration Given by a Vendor to a Customer." EITF 01-09 addresses the income statement characterization of consideration given by a vendor to a customer and provides guidance on recognizing and measuring sales incentives. EITF Issue No. 01-09 becomes effective in the first quarter of Fiscal 2002.

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk

         The Company's exposure to interest rate fluctuations is minimal due to the Company's use of short-term borrowings and cash flows to fund operations and capital improvements rather than long-term borrowings. The Company does not currently use derivative financial instruments and management does not foresee or expect any significant changes in its current management strategy.

ITEM 8.  Financial Statements and Supplementary Data.

         The financial statements, together with the report thereon of PricewaterhouseCoopers LLP, dated March 18, 2002, and supplementary data appear on pages 34 through 62 of this document.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         None.
                                                                              31

PART III.

ITEM 10. Directors and Executive Officers of the Registrant.

         Information in response to this item with respect to directors of the Company may be found in the sections entitled "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" of the Company's definitive Proxy Statement for the Company's 2002 Annual Meeting of Stockholders (the "Proxy Statement"), and such information is incorporated herein by reference.

         Information in response to this item with respect to executive officers of the Company appears in Item 4A entitled "Executive Officers of the Registrant" on pages 13 through 14 of this report, and such information is incorporated herein by reference.

ITEM 11. Executive Compensation.

         Information in response to this item may be found in the sections entitled "Board of Directors and Committees" and "Compensation of Executive Officers" of the Proxy Statement, and such information is incorporated herein by reference.

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

                                                                                Page in
                                                                                Report
                                                                                ------
Report of Independent Accountants                                                 34

Consolidated Balance Sheet as of February 2, 2002 and February 3, 2001            35

Consolidated Statement of Income for the years ended February 2, 2002,
February 3, 2001 and January 29, 2000                                             36

Consolidated Statement of Cash Flows for the years ended February 2, 2002,
February 3, 2001 and January 29, 2000                                             37

Consolidated Statement of Changes in Shareholders' Equity for the years ended
February 2, 2002, February 3, 2001 and January 29, 2000                           38

Notes to Consolidated Financial Statements                                        39


2.       Consolidated Financial Statement Schedule                                62


Report of Independent Accountants

To the Board of Directors and
Shareholders of Brookstone, Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Brookstone, Inc. and its subsidiaries at February 2, 2002 and February 3, 2001, and the results of their operations and their cash flows for each of the three years in the period ended February 2, 2002, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, during the year ended February 3, 2001, the Company changed its method of accounting for revenue in accordance with the provisions of the Securities and Exchange Commission's Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements".

/s/ PricewaterhouseCoopers LLP
------------------------------
PRICEWATERHOUSECOOPERS LLP

Boston, Massachusetts
March 18, 2002

                                BROOKSTONE, INC.
                           CONSOLIDATED BALANCE SHEET
                        (In thousands, except share data)

                                                        February 2, 2002    February 3, 2001
  Assets
Current assets:
    Cash and cash equivalents                              $  28,928           $  35,397
    Receivables, less allowances of $615 at February 2,
    2002 and $606 at February 3, 2001                          8,170               7,477
    Merchandise inventories                                   55,629              55,059
    Deferred income taxes, net                                 3,447               3,633
    Other current assets                                       4,933               4,030
                                                           ---------           ---------
        Total current assets                                 101,107             105,596

Deferred income taxes, net                                     4,536               3,662
Property and equipment, net                                   45,058              41,956
Intangible assets, net                                         4,812               5,359
Other assets                                                   1,592               2,595
                                                           ---------           ---------
                                                           $ 157,105           $ 159,168
                                                           =========           =========

Liabilities and Shareholders' Equity

Current liabilities:
   Accounts payable                                        $  11,232           $  13,522
   Other current liabilities                                  22,569              28,966
                                                           ---------           ---------
      Total current liabilities                               33,801              42,488

Other long term liabilities                                   13,246              11,755
Long term obligation under capital lease                       2,273               2,414

Commitments and contingencies (Note 11)

Shareholders' equity:
Preferred stock, $0.001 par value: Authorized -
   2,000,000 shares; issued and outstanding - 0 shares
   at February 2, 2002 and February 3, 2001
Common stock, $0.001 par value: Authorized-
   50,000,000 shares; issued and outstanding -
   8,369,720 shares at February 2, 2002 and 8,320,640
   shares at February 3, 2001                                      8                   8
Additional paid-in capital                                    50,666              50,277
Accumulated other comprehensive income                          (447)                 --
Retained earnings                                             57,605              52,273
Treasury stock, at cost - 3,616 shares at February 2,
   2002 and February 3, 2001                                     (47)                (47)
                                                           ---------           ---------

  Total shareholders' equity                                 107,785             102,511
                                                           ---------           ---------
                                                           $ 157,105           $ 159,168
                                                           =========           =========

See Notes to Consolidated Financial Statements

                                BROOKSTONE, INC.
                        CONSOLIDATED STATEMENT OF INCOME
                      (In thousands, except per share data)

                                                                                Year Ended
                                                          ------------------------------------------------------
                                                          February 2, 2002  February 3, 2001    January 29, 2000
                                                          ----------------  ----------------    ----------------
Net sales                                                    $ 352,917          $ 364,541           $ 326,855
Cost of sales                                                  224,643            224,968             199,569
                                                             ---------          ---------           ---------
Gross profit                                                   128,274            139,573             127,286

Selling, general and administrative expenses                   118,590            114,187             104,554
                                                             ---------          ---------           ---------
    Income from operations                                       9,684             25,386              22,732

Interest expense, net                                            1,028                626               1,125
                                                             ---------          ---------           ---------
    Income before taxes and cumulative effect of
  accounting change                                              8,656             24,760              21,607

    Income tax provision                                         3,324              9,508               8,297
                                                             ---------          ---------           ---------
Income before cumulative effect of accounting change             5,332             15,252              13,310


     Cumulative effect of accounting change, net of tax           --                 (308)               --
of $193
                                                             ---------          ---------           ---------
Net income                                                   $   5,332          $  14,944           $  13,310
                                                             =========          =========           =========
Earnings per share - basic

Income before cumulative effect of accounting change         $    0.64          $    1.84           $    1.63
Cumulative effect of accounting change, net of tax                --                (0.04)               --
                                                             ---------          ---------           ---------
Net income                                                   $    0.64          $    1.80           $    1.63
                                                             =========          =========           =========
Earnings per share - diluted

Income before cumulative effect of accounting change         $    0.63          $    1.80           $    1.58
Cumulative effect of accounting change, net of tax                --                (0.04)               --
                                                             ---------          ---------           ---------
Net income                                                   $    0.63          $    1.76           $    1.58
                                                             =========          =========           =========
Weighted average shares outstanding - basic                      8,361              8,310               8,155
                                                             =========          =========           =========
Weighted average shares outstanding - diluted                    8,493              8,472               8,422
                                                             =========          =========           =========
See Notes to Consolidated Financial Statements

                                                                              36

                                BROOKSTONE, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In thousands)

                                                                                               Year Ended
                                                                       ----------------------------------------------------------
                                                                       February 2, 2002     February 3, 2001     January 29, 2000
                                                                       ----------------     ----------------     ----------------

Cash flows from operating activities:
Net income                                                                   $  5,332           $ 14,944             $ 13,310

Adjustments to reconcile net income to net cash provided by operating activities:

  Depreciation and amortization                                                11,206             10,187                9,144
  Amortization of debt issuance costs                                             245                158                  154
  Deferred income taxes                                                          (410)              (928)                (549)
  Related tax benefits on exercise of stock options                               196                 48                  782
  (Increase) decrease in other assets                                             133             (1,219)               1,240
  Increase in other long term liabilities                                       1,491                959                  834

Changes in working capital:
   Accounts receivable, net                                                      (693)            (2,052)                 831
   Merchandise inventories                                                       (570)           (11,420)              (3,792)
   Other current assets                                                          (903)               542                 (343)
   Accounts payable                                                            (2,290)            (2,237)               5,032
   Other current liabilities                                                   (6,432)             3,436                5,849
                                                                             --------           --------             --------
Net cash provided by operating activities                                       7,305             12,418               32,492

Cash flows from investing activities:

   Expenditures for Gardeners Eden acquisition                                   --                 --                 (9,616)

   Expenditures for property and equipment                                    (13,761)            (8,522)              (9,684)
                                                                             --------           --------             --------
Net cash used for investing activities                                        (13,761)            (8,522)             (19,300)

Cash flows from financing activities:

   Payments for capitalized lease                                                (106)               (97)                (102)
   Payments for debt issuance costs                                              (100)              --                   --

   Proceeds from exercise of stock options and employee stock
       purchase plan                                                              193                209                  908
                                                                             --------           --------             --------
Net cash provided by (used for) financing activities                              (13)               112                  806
                                                                             --------           --------             --------
Net increase (decrease) in cash and cash equivalents                           (6,469)             4,008               13,998

Cash and cash equivalents at beginning of period                               35,397             31,389               17,391
                                                                             --------           --------             --------
Cash and cash equivalents at end of period                                   $ 28,928           $ 35,397             $ 31,389
                                                                             ========           ========             ========
Supplemental disclosures of cash flow information:

   Cash paid for interest                                                    $    707           $    784             $    706
   Cash paid for income taxes                                                $ 10,115           $  9,066             $  5,901

          See Notes to Consolidated Financial Statements
                                                                              37

                                BROOKSTONE, INC.

            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
   For the years ended January 29, 2000, February 3, 2001 and February 2, 2002
                        (In thousands, except share data)

                                                                          Accumulated
                                                           Additional        Other                                       Total
                                               Common       Paid-In      Comprehensive    Retained       Treasury    Shareholders'
                                  Shares        Stock       Capital         Income        Earnings        Stock        Equity
                                 ---------     -------     ---------     -------------    ---------      -------     ------------
Balance at January 30, 1999       8,064,586    $   8       $48,330         $   ---        $ 24,019        $ (47)        $72,310
 Options exercised                  232,304                    908                                                          908
 Related tax benefits on
 exercise of stock options                                     782                                                          782
 Net income                                                                                 13,310                       13,310
-------------------------------------------------------------------------------------------------------------------------------
Balance at January 29, 2000       8,296,890        8        50,020             ---          37,329          (47)         87,310
 Options exercised                   23,750                    209                                                          209

 Related tax benefits on
 exercise of stock options                                      48                                                           48
 Net income                                                                                 14,944                       14,944
-------------------------------------------------------------------------------------------------------------------------------
Balance at February 3, 2001       8,320,640        8        50,277             ---          52,273          (47)        102,511
 Issuance of common stock
 under employee stock
  purchase plan                      11,948                    157                                                          157

 Options exercised                   37,132                     36                                                           36
 Related tax benefits on
 exercise of stock options                                     196                                                          196
Components of comprehensive
income (net of tax):
Net income                                                                                   5,332                        5,332
Minimum pension liability
Adjustment (net of tax
of $279)                                                                      (447)                                        (447)
                                                                                                                          -----
 Total Comprehensive Income                                                                                               4,885
-------------------------------------------------------------------------------------------------------------------------------
Balance at February 2, 2002       8,369,720    $   8      $ 50,666         $  (447)        $57,605       $  (47)       $107,785
===============================================================================================================================


See Notes to Consolidated Financial Statements

1. NATURE OF BUSINESS AND ORGANIZATION

          Brookstone, Inc. (the "Company") is a nationwide specialty retailer whose strategy is to develop unique, proprietary branded products and offer them to customers via multiple distribution channels including retail stores, catalogs, and the Internet. The Company's retail portfolio includes three brands: Brookstone, Gardeners Eden, and Hard to Find Tools. The Brookstone brand features an assortment of consumer products functional in purpose, distinctive in quality and design and not widely available from other retailers. Brookstone's merchandise includes lawn and garden, health and fitness, home and office and travel and auto products. Hard to Find Tools features solutions for home owners primarily focused on home improvement and the indoor and outdoor home environment. Gardeners Eden is a garden inspired lifestyle brand which features garden themed home accessories, live plants, and outdoor furniture. The Company offers approximately 2,500 active stock-keeping units ("SKUs") for Brookstone and Hard to Find Tools, and approximately the same amount for Gardeners Eden at any given time. The Company sells its products through 248 full-year stores (including 20 airport based stores, three outlet stores and two Gardeners Eden stores) in 39 states, the District of Columbia and Puerto Rico. In addition to these full-year stores, Brookstone operates temporary stores and kiosks during the winter holiday season; there were a total of 67 such stores operating during the 2001 holiday season. The Company also operates a direct marketing business, which includes its Hard-To-Find-Tools, its Brookstone Catalog and its Gardeners Eden catalogs in addition to an interactive Internet site, www.Brookstone.com.

         The Company's fiscal year end is the Saturday nearest the last day in January. Results of operations for Fiscal 2001 are for the 52 weeks ended February 2, 2002. Results for Fiscal 2000 are for the 53 weeks ended February 3, 2001, and results for Fiscal 1999 are for the 52 weeks ended January 29, 2000.

2. SIGNIFICANT ACCOUNTING POLICIES

Principals of Consolidation

         The accompanying consolidated financial statements include the accounts of the Company and Brookstone Company, Inc. and the direct and indirect wholly owned subsidiaries of Brookstone Company, Inc. (Brookstone Stores, Inc., Brookstone Purchasing, Inc., Brookstone Properties, Inc., Brookstone By Mail, Inc., Fork Distribution Corporation, Gardeners Eden by Mail, Inc., Brookstone Retail Puerto Rico, Inc. and Brookstone Holdings, Inc.) All intercompany accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

         The Company considers all highly liquid investment instruments purchased with a remaining maturity of three months or less to be cash equivalents. These instruments are carried at cost plus accrued interest. The Company invests its excess cash in money market funds and commercial paper with institutions with strong credit ratings. These investments are less subject to credit and market risk.

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

Merchandise Inventories

         Merchandise inventories are stated at the lower of cost or market. Cost is determined using the weighted average cost method. In addition to the cost of merchandise purchased, certain costs related to the purchasing, distribution, storage and handling of merchandise are included in inventory.

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

         Equipment, furniture and fixtures
               and software                          3 to 10 years
         Leasehold improvements              The lesser of the lease term or the
                                             estimated useful life

         The Company leases retail store locations under operating lease agreements, which sometimes provide for leasehold completion allowances to be received from the lessors. These allowances are recorded against the cost of leasehold improvements related to individual retail store locations. Depreciation expense totaled $10,659,000 and $9,640,000 for Fiscal 2001 and Fiscal 2000, respectively.

         The Company accounts for software costs in accordance with Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," which requires that certain costs related to developing or obtaining internal use software should be capitalized. In addition, the Company accounts for the costs incurred to develop and maintain its web site in accordance with Emerging Issues Task Force Summary No. 00-2 (EITF 00-2), "Accounting for Web Site Development Costs."

Advertising Costs

         Direct response advertising costs, which consist of catalog production and postage costs, are deferred and amortized over the period of expected direct marketing revenue, which is less than one year. Deferred costs were $1.3 million and $2.1 million at February 2, 2002 and February 3, 2001, respectively and are classified as non-current assets. The Company expenses in-store and print advertising costs as incurred. Advertising expense, primarily catalog costs, was approximately $23.1 million, $22.3 million and $18.2 million for the years ended February 2, 2002, February 3, 2001 and January 29, 2000, respectively.

Intangible Assets

         Intangible assets include trade name and customer lists. Intangible assets are amortized on the straight-line basis over the estimated useful lives ranging from 3 years to 20 years.

Impairment of Long-Lived Assets

         The Company reviews long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. Each impairment test is based on a comparison of the undiscounted net cash flows of individual stores, and consolidated net cash flows for long-lived assets not identifiable to individual stores, to the recorded value of the asset. If impairment is indicated, the asset is written down to its estimated fair value on a discounted cash flow basis.

Revenue Recognition

         The Company recognizes revenue from sales of merchandise at the time of customer receipt. Revenue is recognized net of actual merchandise returns and allowances. Revenue from merchandise credits and gift certificates is deferred until redemption.

         The Company allows merchandise returns for all merchandise, and has established an allowance for merchandise returns based on historical experience, in accordance with Statement of Financial Accounting Standards No. 48 ("SFAS No. 48"), "Revenue Recognition When Right of Return Exists." The returns allowance is recorded as a reduction to net sales.

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

Income Taxes

         The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," ("SFAS No. 109"). Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to be applied to taxable income in the fiscal year in which those temporary differences are expected to be recovered or settled. The effect of any future change in tax rates is recognized in the period in which the change occurs.

Earnings Per Share

         Earnings per share are presented in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128") which requires the presentation of "basic" earnings per share and "diluted" earnings per share. Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average shares of common stock outstanding during the period. For the purposes of calculating diluted earnings per share, the denominator includes both the weighted average number of shares of common stock outstanding during the period and the weighted average number of potential common stock, such as stock options.

Segment Reporting

         The Company presents its financial information in accordance with Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"). Under SFAS No. 131, the Company's business is comprised of two distinct business segments determined by the method of distribution channel. The retail segment is comprised of all full-year stores in addition to all temporary stores and kiosks. Retail product distribution is conducted directly through the store location. The direct marketing segment is comprised of the Hard-To-Find-Tools, Brookstone Catalog and Gardeners Eden catalogs and products promoted via the Internet site www.Brookstone.com. Direct marketing product distribution is primarily conducted through the Company's direct marketing call center and distribution facility located in Mexico, Missouri.

Reclassifications

         Certain reclassifications have been made to the Fiscal 2000 and Fiscal 1999 balances to conform to the current year presentation.

Recent Accounting Pronouncements

         In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS No. 141"), "Business Combinations." SFAS No. 141 requires that all business combinations be accounted for using the purchase method of accounting and specifies criteria for recognizing intangible assets separate from goodwill. This statement applies to all business combinations after June 30, 2001. The adoption of SFAS No. 141 is not expected to have a material impact on the Company's financial statements.

         In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS No. 142"), "Goodwill and Other Intangible Assets." SFAS No. 142 requires that ratable amortization of goodwill be replaced with periodic tests of the goodwill's impairment and that intangible assets, other than goodwill, which have determinable useful lives be amortized over that period. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. The adoption of SFAS No. 142 is not expected to have a material impact on the Company's financial statements.

         In July 2001, the FASB issued Statement of Financial Accounting Standards No. 143 ("SFAS No. 143"), "Accounting for Obligations Associated with the Retirement of Long-Lived Assets." SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity is required to capitalize the cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value and the capitalized cost is depreciated over the useful life of the related asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002 and will be adopted by the Company in Fiscal 2003. The adoption of SFAS No. 143 is not expected to have a material impact on the Company's financial statements.

         In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS No. 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 modifies the rules for accounting for the impairment or disposal of long-lived assets, excluding goodwill. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The adoption of SFAS No. 144 is not expected to have a material impact on the Company's financial statements.

         In November 2001, Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board issued EITF 01-09, "Accounting for Consideration Given by a Vendor to a Customer." EITF 01-09 addresses the income statement characterization of consideration given by a vendor to a customer and provides guidance on recognizing and measuring sales incentives. EITF Issue No. 01-09 becomes effective in the first quarter of Fiscal 2002.

3. CONSOLIDATED BALANCE SHEET DETAILS

                                                    February 2, 2002     February 3, 2001
-----------------------------------------------------------------------------------------
Other Current Assets:
Prepaid rent                                          $   3,821,000       $   3,490,000
Prepaid insurances, postage, deposits and other           1,112,000             540,000
                                                      -------------       -------------
                                                      $   4,933,000       $   4,030,000
                                                      =============       =============

Property and Equipment:
  Leasehold improvements                              $  41,076,000       $  38,288,000
  Equipment, furniture and fixtures
  and software                                           64,758,000          56,083,000
                                                      -------------       -------------
Total property and equipment                            105,834,000          94,371,000


Accumulated depreciation
  and amortization                                      (60,776,000)        (52,415,000)
                                                      -------------       -------------
                                                      $  45,058,000       $  41,956,000
                                                      =============       =============

Intangible Assets:
  Trade name                                          $   5,407,000       $   5,407,000
  Customer list                                             908,000             908,000
                                                      -------------       -------------
Total intangible assets                                   6,315,000           6,315,000

Accumulated amortization                                 (1,503,000)           (956,000)
                                                      -------------       -------------
                                                      $   4,812,000       $   5,359,000
                                                      =============       =============

Other Current Liabilities:
Merchandise credits and gift certificates             $   7,933,000       $   5,425,000
Accrued employee compensation and benefits                3,953,000           5,680,000
Rent payable                                              1,392,000             819,000
Income taxes payable                                      3,621,000           9,104,000
Accrued expenses                                          5,670,000           7,938,000
                                                      -------------       -------------
                                                      $  22,569,000       $  28,966,000
                                                      =============       =============

Other Long-term Liabilities:
Straight-line rent liability                          $   6,722,000       $   6,249,000
Employee benefit obligations and other
  long term liabilities                                   6,524,000           5,506,000
                                                      -------------       -------------
                                                      $  13,246,000       $  11,755,000
                                                      =============       =============

4. GARDENERS EDEN ACQUISITION

         Effective on May 3, 1999, the Company acquired certain assets relating to the Gardeners Eden catalog from Williams-Sonoma, Inc. at a purchase price of approximately $9.6 million. The acquisition was accounted for as a purchase. The assets acquired were comprised of inventory valued at approximately $2.4 million, prepaid catalog costs of approximately $0.3 million and deferred catalog costs valued at approximately $1.3 million. The value of these assets was offset by a liability of approximately $0.7 million for open customer orders under the Gardeners Eden continuity program. The Company allocated the remaining purchase price, approximately $6.3 million, to the valuation of intangible assets consisting of trade name for $5.4 million and customer lists for $0.9 million. The intangible assets are being amortized on a straight-line basis, from 3 years to 20 years.

5. INCOME TAXES

         Temporary differences, which give rise to deferred tax assets and liabilities for Fiscal 2001 and Fiscal 2000, are as follows:


                                                 February 2, 2002      February 3, 2001
                                                 ----------------      ----------------
Deferred tax assets:
   Rent expense                                      $2,537,000            $2,366,000
   Inventory capitalization and reserves                630,000               607,000
   Employee benefit obligations                       1,798,000             1,475,000
   Vacation accrual                                     106,000                94,000
   Merchandise credits and
     gift certificates                                1,094,000             1,710,000
   Tax depreciation                                     543,000               215,000
   Sales return reserve                                 459,000               380,000
   Other items                                        1,343,000             1,102,000
                                                     ----------            ----------
   Total deferred tax asset                          $8,510,000            $7,949,000
                                                     ==========            ==========
Deferred tax liabilities:
   Deferred catalog costs                            $  508,000            $  639,000
   Other items                                           19,000                15,000
                                                     ----------            ----------

   Total deferred tax liability                         527,000               654,000
                                                     ----------            ----------
Net deferred tax asset                               $7,983,000            $7,295,000
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

         The provision for income taxes is comprised of the following:

                                             Year Ended
                 --------------------------------------------------------------
                 February 2, 2002       February 3, 2001       January 29, 2000
                 ----------------       ----------------       ----------------

Current:
    Federal        $ 3,252,000             $ 9,380,000            $ 7,962,000
    State              489,000                 863,000                884,000

Deferred:
    Federal           (385,000)               (606,000)              (476,000)
    State              (32,000)               (129,000)               (73,000)
                   -----------             -----------            -----------
                   $ 3,324,000             $ 9,508,000            $ 8,297,000
                   ===========             ===========            ===========




         Reconciliation of the U. S. Federal statutory rate to the Company's effective tax rate is as follows:

                                              Year Ended
                      ----------------------------------------------------------
                      February 2, 2002     February 3, 2001     January 29, 2000
                      ----------------     ----------------     ----------------

Statutory federal
income tax rate              35%                 35%                   35%

State income taxes,
net of federal tax
benefit                       2%                  2%                    2%

Other                         1%                  1%                    1%
                            ----                ----                  ----
Effective income tax
rate                         38%                 38%                   38%
                            ====                ====                  ====

         The exercise of stock options which have been granted under the Company's stock option plans (refer to Note 8) gives rise to compensation which is includable in the taxable income of the optionees and deductible by the Company for federal and state income tax purposes. Such compensation considers increases in the fair market value of the Company's common stock subsequent to the date of the grant. For financial reporting purposes, the tax effect of this deduction is accounted for as a credit to additional paid-in capital rather than as a reduction of income tax expense. Such exercises resulted in a tax benefit to the Company of approximately $196,000, $48,000, and $782,000 in Fiscal 2001, Fiscal 2000 and Fiscal 1999, respectively.

6.  SEGMENT REPORTING

         Business conducted by the Company can be segmented into two distinct areas determined by the method of distribution channel. The retail segment is comprised of all full-year stores in addition to all temporary stores and kiosks. Retail product distribution is conducted directly through the store location. The direct marketing segment is comprised of the Hard-To-Find-Tools, Brookstone Catalog and Gardeners Eden catalogs and products promoted via the Internet site www.Brookstone.com. Direct marketing product distribution is conducted through the Company's direct marketing call center and distribution facility located in Mexico, Missouri and a third party distribution warehouse. Both segments of the Company sell similar products, although not all Company products are fully available within both segments.

         All costs directly attributable to the direct marketing segment are charged accordingly while all remaining operating costs are charged to the retail segment. The Company's management does not review assets by segment.

         The following table discloses segment net sales, pre-tax income and depreciation and amortization expense for Fiscal 2001, Fiscal 2000 and Fiscal 1999 (in thousands):

                                                    Net Sales                                    Pre-tax Income
                                   ---------------------------------------------  -------------------------------------------
                                        2001            2000            1999         2001            2000            1999
                                   ---------------------------------------------  -------------------------------------------
Reportable segment:
   Retail                          $ 289,409       $ 298,360       $ 270,660        $11,595        $ 25,008       $ 21,729
   Direct marketing                   63,508          66,181          56,195         (1,911)            378          1,003

Reconciling items:
   Interest income                       ---             ---             ---            503             982            535
   Interest expense                      ---             ---             ---         (1,531)         (1,608)        (1,660)
                                   ---------------------------------------------  -------------------------------------------
Consolidated:                      $ 352,917       $ 364,541       $ 326,855        $ 8,656        $ 24,760       $ 21,607
                                   =============================================  ===========================================

                                           Depreciation & Amortization
                                   ---------------------------------------------
                                        2001            2000            1999
                                   ---------------------------------------------
Reportable segment:
   Retail                          $  10,027       $   9,336       $   8,514
   Direct marketing                    1,179             851             630
                                   ---------------------------------------------
Consolidated:                      $  11,206       $  10,187       $   9,144
                                   =============================================


7. DEBT

Revolving Credit Agreement

         The Company's revolving credit facility which was in effect in Fiscal 2001 provided for borrowings of up to $75 million for letters of credit and working capital, limited by a borrowing base test equal to 50% of the amount of eligible inventory and outstanding documentary letters of credit (increasing to 65% June through July and to 75% August through November). Amounts available for borrowings were reduced by the aggregate amount of outstanding letters of credit, which could not exceed $40 million, and borrowings. The revolving credit agreement required the Company to have no more than $10 million in borrowings (excluding letters of credit) outstanding for one 30 consecutive day period during the December 15 to April 30 period. Borrowings outstanding under this facility bore interest, at the election by the Company, equal to the agent bank's base lending rate or the Eurodollar rate for the applicable period plus an additional 1.0%, 1.25% or 1.5% depending on the applicable cash flow coverage ratio (at February 2, 2002 the rate was 2.8125%). In addition, the Company was obligated to pay a fee of 0.25% or 0.30% on the unused portion of the commitment and 0.50%, 0.625% or 0.75% on documentary letters of credit (depending on the applicable cash flow coverage ratio). At the Lender's option, all positive cash balances held by the lender banks could be applied to the outstanding balance of the revolving line of credit. The revolving credit agreement contained a number of restrictive covenants, including limitations on incurring additional indebtedness, granting liens, selling assets, engaging in mergers and other similar transactions, engaging in new business lines and making capital expenditures. In addition, the agreement prohibited the payment of cash dividends on common stock and required that the Company maintain certain financial ratios, including tests pertaining to net worth, ratio of liabilities to net worth and cash flow coverage. This agreement was scheduled to expire in July of 2002. As a result of this, management began negotiations to amend and restate the credit agreement in the fall of 2001. The Company successfully completed its negotiations with its lenders to extend and increase the facility in January of 2002.

         The Amended and Restated Credit Agreement (the "Amended Credit Agreement") was signed on February 21, 2002 with a term that expires February 21, 2005. The Amended Credit Agreement provides for increased borrowings of up to $80 million for letters of credit and working capital as long as the Company meets a borrowing base test equal to 50% of the amount of eligible inventory and outstanding documentary letters of credit (increasing to 65% June through July and to 75% August through November). Amounts available for borrowings are reduced by the aggregate amount of outstanding letters of credit, which may not exceed $50 million, and borrowings. The Amended Credit Agreement requires the Company to have no borrowings (excluding letters of credit) outstanding for at least 30 consecutive days during the period of December 15, 2002 to April 30, 2003. Thereafter, during the December 15th to April 30th time frame, the Company must have no more than $10 million in borrowings (excluding letters of credit) outstanding for 30 consecutive days. Borrowings under the facility bear interest that is dependent on the level of the Company's fixed charge coverage ratio. Depending on the calculated ratio of the Company's fixed charge coverage, there are four different levels that have different fees and different margin rates on the applicable borrowings. Under the Amended Credit Agreement, the interest rates on the facility, at the Company's option, were either: the agent bank's base lending rate plus 0.75%, 0.50%, or 0.25%, or the Eurodollar rate for the applicable period plus 2.25%, 2.00%, 1.75% or 1.50%. In addition, the Company is obligated to pay a fee of 0.75%, 0.625%, or 0.50% on the unused portion of the commitment and 1.125%, 1.00%, 0.875%, or 0.75% on the documentary letters of credit. Amounts due under the Amended Credit Agreement are secured by the personal property of the Company, tangible or intangible including all stock of Brookstone, Inc.'s subsidiaries, but excluding real property, machinery and equipment encumbered on February 21, 2002, and general intangibles. The security interest in the Amended Credit Agreement is subject to collateral release conditions dependent upon four consecutive quarters fixed charge coverage ratio of 1.40 to 1.00 and consolidated EBITDA for the four quarters then ended of at least $34.5 million. At the Lender's option, all positive cash balances held by the Lender's banks may be applied to the outstanding balance of the revolving line of credit. The Amended Credit Agreement contains a number of restrictive covenants, including limitations on incurring additional indebtedness, granting liens, selling assets, engaging in mergers and other similar transactions, engaging in new business lines and making capital expenditures. In addition, the Amended Credit Agreement prohibits the payment of cash dividends on common stock and requires that the Company maintain certain financial ratios, including tests pertaining to consolidated net worth, fixed charge coverage and cash flow leverage. For the fourth quarter of Fiscal 2001, the Company was in compliance with these covenants.

         During Fiscal 2001, the Company borrowed a maximum amount of $40.0 million under the revolving credit facility. There were no outstanding borrowings under the Amended Credit Agreement respectively at February 2, 2002 and February 3, 2001. There were $10.1 million and $6.6 million in outstanding documentary letters of credit at February 2, 2002 and February 3, 2001, respectively. In addition, $0.7 million and $1.5 million in stand-by letters of credit were drawable by store lessors at February 2, 2002 and February 3, 2001, respectively.

Capital Lease Obligation

         The Company's lease for its Mexico, Missouri distribution facility extends over twenty years (concluding in October of 2013) at prime plus 1% per annum (7.5% at February 2, 2002 and 10.50% at February 3, 2001). The interest rate is adjusted annually on November 1.

         The principal balance of this obligation amounted to $2.4 million at February 2, 2002 and $2.5 million at February 3, 2001. Property capitalized under this capital lease amounted to $3.1 million, with accumulated amortization of $828,000 and $730,000 at February 2, 2002 and February 3, 2001, respectively.

         Scheduled payments of the capital lease obligation as of February 2, 2002 are as follows:

Fiscal Year

2002                                         $     310,000
2003                                               310,000
2004                                               310,000
2005                                               310,000
2006                                               310,000
Thereafter                                       2,067,000
                                            --------------
                                             $   3,617,000

Interest on capital lease
obligation included above                       (1,210,000)
                                            --------------
Remaining principal                          $   2,407,000
                                            ==============

         Current portion of the capital lease obligation equaled $134,000 and $99,000 at February 2, 2002 and February 3, 2001, respectively.

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

Employee Stock Plans

The Company has stock option plans for key associates, officers and directors of the Company, which provide for nonqualified and incentive stock options. The Board of Directors determines the term of each option, option price and number of shares at the date of grant. For all options granted after Fiscal 1991, such option prices equaled the fair market value at the date of grant. Options granted generally vest over four years from the date of grant and expire after ten years. Certain non-qualified options become exercisable five years from the date of grant, however, the exercise date of all or a portion of such options may be accelerated if the price of the Company's common stock reaches certain target amounts. At February 2, 2002 options of 627,627 shares were exercisable under the various associate stock option plans, and 50,500 shares were exercisable under the Directors' stock option plan. At February 2, 2002, options of 280,345 shares were available for future grants under the various associate stock option plans, and 78,000 shares were available for future grants under the Directors' stock option plan.

Stock Purchase Plans

         The Company's stock purchase plans, which cover substantially all associates, allow for the issuance of a maximum of 60,000 and 75,000 shares of common stock under the 1992 Employee Stock Purchase Plan ("1992 ESPP") and 2000 Employee Stock Purchase Plan ("2000 ESPP"), respectively. The options are exercisable at the lower of 85% of market value at the beginning or end of the six-month period, through accumulation of payroll deductions of up to 10% of each participating employee's regular base pay during such period. Purchases occur at the end of one or more option periods. Since adoption, there have been three, six-month option periods under the 1992 ESPP, which began on July 1, 1993, January 1, 1994 and November 4, 1997 and one six month period under the 2000 ESPP, which began on November 1, 2000. The six-month option period that began on November 1, 2000 expired on May 1, 2001, resulting in the issuance of 11,948 shares to participating associates. The Board of Directors may, at its discretion, extend the 1992 Employee Stock Purchase Plan and the 2000 ESPP for additional periods. As of February 2, 2002, there were 14,033 and 63,052 options available for future grants under the 1992 ESPP and 2000 ESPP, respectively.

         Transactions under the Company's stock option plans for each of the three years in the period ended February 2, 2002 are as follows:

                         Number of Shares      Weighted Average  Exercise Price
                      ---------------------   ----------------------------------

Outstanding at

  January 30, 1999          1,131,397                    $  8.58
     Granted                   68,000                    $ 15.21
     Exercised               (232,304)                   $  3.91
     Canceled                 (85,584)                   $ 12.84

Outstanding at

  January 29, 2000            881,509                    $  9.90
     Granted                  368,000                    $ 15.09
     Exercised                (23,750)                   $  8.84
     Canceled                 (64,500)                   $ 12.33

Outstanding at

  February 3, 2001          1,161,259                    $ 11.42
      Granted                 127,500                    $ 14.00
      Exercised               (37,132)                   $  0.98
      Canceled                (65,250)                   $ 15.26

Outstanding at
   February 2, 2002         1,186,377                    $ 11.81

         Of the 1,186,377 shares outstanding at February 2, 2002, 1,114,377 shares were outstanding under the various associate stock option plans, and 72,000 shares were outstanding under the Directors' stock option plan.

     Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), "Accounting for Stock-Based Compensation" permits the Company to follow the measurement provisions of APB Opinion No. 25 ("APB No. 25"), "Accounting for Stock Issued to Employees". Stock Options have historically been granted at or above the market price on the date of the grant, therefore, no compensation expense has been recognized under APB No. 25. Had compensation cost for the Company's stock-based incentive compensation plans been determined based on the fair value at the grant dates of awards under those plans, consistent with the methodology prescribed by SFAS No. 123, the Company's net income and related earnings per share for Fiscal 2001, 2000 and 1999 would have been reduced to the pro forma amounts indicated below:

                                                    Fiscal Year
                                    ------------------------------------------
                                       2001            2000            1999
                                    ----------     -----------     -----------
Net income - as reported            $5,332,000     $14,944,000     $13,310,000
Net income - pro forma               4,709,000      14,672,000      12,958,000

Earnings per share - basic
              As reported               $ 0.64          $ 1.80          $ 1.63
              Pro forma                   0.56            1.77            1.59

Earnings per share - diluted
              As reported               $ 0.63          $ 1.76          $ 1.58
              Pro forma                   0.55            1.73            1.54


     The fair value of each option grant is estimated on the date of grant using the Black - Scholes option-pricing model with the following weighted-average assumptions.

                                                      Fiscal Year
                                        ----------------------------------------
                                         2001            2000             1999
                                         ----            ----             ----
Expected stock price volatility          46.8%           46.9%            47.9%
Risk-free interest rate                   4.7%            6.6%             5.8%
Expected life of options                5 years         5 years          5 years
Dividend yield                            ---             ---              ---

     The weighted average fair value of options granted for Fiscal 2001, Fiscal 2000 and Fiscal 1999 are $6.58, $10.34 and $7.52, respectively.

         The following table summarizes information about stock options outstanding at February 2, 2002:


                                            Options Outstanding                          Options Exercisable
                              -----------------------------------------------------------------------------------
  Range of Exercise Prices         Number        Weighted Average      Weighted         Number        Weighted
                               Outstanding at        Remaining          Average       Exercisable      Average
                                   2/2/02        Contractual Life   Exercise Price    at 2/2/02       Exercise
                                                                                                        Price
                              ------------------ ------------------ --------------- --------------- -------------
$5.375-$8.1250                     156,502           2.9 years          $ 6.31          156,502        $  6.31
$8.750-$10.750                     397,125           4.9 years          $ 9.43          242,375        $  9.77
$11.650-$13.9375                   102,750           8.9 years          $13.16           14,251        $ 12.09
$14.250-$15.950                    530,000           6.3 years          $14.96          264,999        $ 14.80
-----------------------------------------------------------------------------------------------------------------
                                 1,186,377                                              678,127


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


                                                February 2, 2002    February 3, 2001   January 29, 2000
                                                ----------------    ----------------   ----------------
Net income                                         $5,332,000         $ 14,944,000      $ 13,310,000
                                                ================    ================   ================
Weighted average common shares outstanding          8,361,000            8,310,000         8,155,000


Effect of dilutive securities:
  Stock options                                       132,000              162,000           267,000
                                                ----------------    ----------------   ----------------
Weighted average common shares and common
share equivalents                                   8,493,000            8,472,000         8,422,000
                                                ================    ================   ================


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

                                           February 2, 2002     February 3, 2001
--------------------------------------------------------------------------------
Change in Projected benefit obligation:

Projected benefit obligation
at beginning of fiscal year                   $ 3,947,000           $ 3,840,000
Service cost                                      125,000               125,000
Interest cost                                     293,000               286,000
Actuarial loss (gain)                             288,000                (3,000)
Expenses paid                                     (70,000)              (80,000)
Benefits paid                                    (201,000)             (221,000)
                                              -----------           -----------
Projected benefit obligation
at end of fiscal year                         $ 4,382,000           $ 3,947,000
                                              ===========           ===========

         The change in plan assets was:

                                            February 2, 2002    February 3, 2001
--------------------------------------------------------------------------------

Fair value at beginning of fiscal year        $ 3,818,000           $ 4,211,000
Actual return on plan assets                     (329,000)             (199,000)
Employer contributions                             91,000               107,000
Expenses paid                                     (70,000)              (80,000)
Benefits paid                                    (201,000)             (221,000)
                                              -----------           -----------
Fair value at end of fiscal year              $ 3,309,000           $ 3,818,000
                                              ===========           ===========

         The funded status was:

                                            February 2, 2002    February 3, 2001
--------------------------------------------------------------------------------

Funded status at end of year                  $ (1,073,000)        $ (129,000)
Unrecognized net actuarial loss(gain)              726,000           (220,000)
                                              ------------         ----------
Net amount recognized                         $   (347,000)        $ (349,000)
                                              ============         ==========


Amounts recognized in the consolidated balance sheet

                                            February 2, 2002    February 3, 2001
--------------------------------------------------------------------------------

Accrued benefit liability                     $ (1,073,000)        $ (349,000)
Accumulated other comprehensive
  income                                      $    726,000                 -
                                              ------------         ----------
Net Amount Recognized                         $   (347,000)        $ (349,000)
                                              ============         ==========


         Assumptions used in computing the funded status were as follows:

Weighted average discount rate                      7.0%               7.5%
Expected return on plan assets                      9.0%               9.0%
Rate of increase in compensation levels             3.5%               4.0%

         The components of net periodic pension cost were as follows:

                                            February 2, 2002    February 3, 2001
--------------------------------------------------------------------------------

Service cost                                  $  125,000          $  125,000
Interest cost                                    293,000             286,000
Expected return on plan assets                  (330,000)           (366,000)
Amortization of prior service cost                   ---                 ---
Recognized net actuarial loss                        ---             (30,000)
                                              ----------          ----------
Net periodic benefit cost                     $   88,000          $   15,000
                                              ==========          ==========

         The Company sponsors a 401(k) plan for all associates who have completed at least one year of service with a minimum of 1,000 hours and have attained the age of 21. The Board of Directors, concurrently with freezing the pension plan, approved the increase of the Company's 401(k) matching contribution of each participating employee's salary from a maximum of 1.5% to a maximum of 4.0%. The Company's matching 401(k) contribution was $792,000, $710,000 and $618,000 in Fiscal 2001, Fiscal 2000 and Fiscal 1999, respectively.

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

         The following tables set forth the post-retirement plans funded status and amounts recognized in the Company's consolidated financial statements.


                                                            February 2, 2002    February 3, 2001
                                                            ----------------    ----------------
Accumulated post-retirement benefit obligation("APBO"):
APBO at end of prior fiscal year                                 $ 1,372,000         $ 1,332,000
Service Cost                                                         160,000             106,000
Interest Cost                                                        102,000              99,000
Actuarial loss / (gain) and assumption change                        283,000             (79,000)
Benefits paid                                                        (89,000)            (86,000)
                                                                ------------        ------------
APBO at end of current fiscal year                               $ 1,828,000         $ 1,372,000
                                                                ============        ============


The change in plan assets was:

                                                            February 2, 2002    February 3, 2001
                                                            ----------------    ----------------
Fair value at beginning of fiscal year                           $       ---         $       ---
Actual return on plan assets                                             ---                 ---
Employer contributions                                                89,000              86,000
Participant Contributions                                                ---                 ---
Expenses paid                                                            ---                 ---
Benefits paid                                                        (89,000)            (86,000)
                                                                ------------        ------------
Fair value at end of fiscal year                                 $         0         $         0
                                                                ============        ============


     The amounts recognized in the statement of financial position consisted of:



                                         February 2, 2002    February 3,2001
--------------------------------------------------------------------------------

Accrued benefit cost (other plans)         $ (2,936,000)      $ (2,890,000)
                                           -------------      -------------
Accrued benefit cost                       $ (2,936,000)      $ (2,890,000)

Funded status at end of fiscal year          (1,828,000)        (1,372,000)
Unrecognized prior service cost                (740,000)          (843,000)
Unrecognized net actuarial gain                (368,000)          (675,000)
                                           -------------      -------------
Accrued benefit cost                       $ (2,936,000)      $ (2,890,000)

     The components of the net periodic post-retirement benefit cost were:

                                         February 2, 2002    February 3, 2001
--------------------------------------------------------------------------------

Service cost                               $    160,000       $    106,000
Interest cost                                   102,000             99,000
Amortization of prior service cost             (102,000)          (102,000)
Recognized net actuarial gain                   (24,000)           (28,000)
                                           -------------      -------------
Net periodic benefit cost                  $    136,000       $     75,000

         The weighted average discount rate used in determining the accumulated post-retirement benefit obligation was 7.0% as of February 2, 2002 and 7.50% as of February 3, 2001. For measurement purposes, an 11.0% annual rate of increase in the per capita cost of covered health care benefits was assumed for Fiscal 2001; this rate was assumed to decrease gradually down to 5.5% for Fiscal 2008 and remain at that level thereafter.

         The medical cost trend rate assumption has a significant effect on the amounts reported. However, the impact of medical inflation eventually diminishes because of the limit of the Company's share of plan cost for accruals for associates who were not eligible to retire as of February 1, 1992. A one-percentage point change in assumed health care cost trend rate would have had the following effects on February 2, 2002:

                                            Increase            Decrease

Effect on total of service
    and interest cost components            $  2,468            $  (2,726)

Effect on accumulated post-retirement
     benefit obligation                     $ 25,284            $ (24,271)

11. COMMITMENTS AND CONTINGENCIES

Lease Commitments

         The Company leases all of its retail store locations and its corporate headquarters. These leases are non-cancelable and have terms of up to 15 years. Certain leases provide for additional rents payable based on store sales.

         At February 2, 2002, the minimum future rentals on non-cancelable operating leases are as follows:

Fiscal Year

2002                                      $  29,566,000
2003                                         28,549,000
2004                                         27,976,000
2005                                         26,807,000
2006                                         23,901,000
Thereafter                                   87,460,000
                                          -------------
                                          $ 224,259,000
                                          =============

         Rent expense was approximately $29.2 million, $27.0 million and $24.9 million for the years ended February 2, 2002, February 3, 2001 and January 29, 2000, respectively. Contingent rent expenses totaled approximately $255,000, $284,000 and $200,000, for the years ended Fiscal 2001, Fiscal 2000 and Fiscal 1999, respectively. These rent expenses, along with other costs of occupancy are included in cost of sales in the consolidated statement of income.

Litigation

         The Company is involved in various legal proceedings arising in the normal course of business. Management believes that the resolution of these matters will not have a material effect on the consolidated financial statements.

12. QUARTERLY FINANCIAL DATA (unaudited).
----------------------------------------

The following Fiscal 2001 quarterly information (in thousands, except per share data):


                                                                          Fiscal 2001
                                           ------------------- ----------------- ------------------ ------------------
                                                First Quarter    Second Quarter      Third Quarter     Fourth Quarter
                                                -------------    --------------      -------------     --------------
Net Sales                                           $ 54,997          $ 69,612           $ 58,523           $169,785
Gross Profit                                          14,156            20,772             14,217             79,129
Income (loss) from operations                         (8,492)           (4,272)           (14,122)            36,570
                                           ------------------- ----------------- ------------------ ------------------
Net income (loss)                                   $ (5,193)         $ (2,761)          $ (8,987)          $ 22,273
                                           =================== ================= ================== ==================

Earnings (loss) per share: Basic
                                           ------------------- ----------------- ------------------ ------------------
Net income (loss)                                   $  (0.62)         $  (0.33)          $  (1.07)          $   2.66
                                           =================== ================= ================== ==================

Earnings (loss) per share: Diluted
                                           ------------------- ----------------- ------------------ ------------------
Net income (loss)                                   $  (0.62)         $  (0.33)          $  (1.07)          $   2.63
                                           =================== ================= ================== ==================




The following fiscal 2000 quarterly information includes the impact of the adoption of SAB 101 and EITF 00-10 (in thousands, except per share data):

                                                                          Fiscal 2000
                                           ------------------- ----------------- ------------------ ------------------
                                                First Quarter    Second Quarter      Third Quarter     Fourth Quarter
                                           ------------------- ----------------- ------------------ ------------------
Net Sales                                           $ 51,077          $ 68,699           $ 63,817           $ 180,948
Gross Profit                                          13,670            22,915             18,084              84,904
Income (loss) from operations                         (7,638)             (606)            (7,537)             41,167
Income (loss) before cumulative effect
of accounting change                                  (4,682)             (399)            (4,889)             25,222
Cumulative effect of accounting change                  (308)               --                 --                 --
                                           ------------------- ----------------- ------------------ ------------------
Net income (loss)                                   $ (4,990)         $   (399)          $ (4,889)          $  25,222
                                           =================== ================= ================== ==================

Earnings (loss) per share: Basic
Earnings (loss) before cumulative effect
of accounting change                                $  (0.56)         $  (0.05)          $  (0.59)          $    3.03
Cumulative effect of accounting change                 (0.04)               --                 --                 --
                                           ------------------- ----------------- ------------------ ------------------
Net income (loss)                                   $  (0.60)         $  (0.05)          $  (0.59)          $    3.03
                                           =================== ================= ================== ==================

Earnings (loss) per share: Diluted
Earnings (loss) before cumulative effect
of accounting change                                $  (0.56)         $  (0.05)          $  (0.59)          $    2.98
Cumulative effect of accounting change                 (0.04)               --                 --                 --
                                           ------------------- ----------------- ------------------ ------------------
Net income (loss)                                   $  (0.60)         $  (0.05)          $  (0.59)          $    2.98
                                           =================== ================= ================== ==================







The effect of SAB 101 and EITF 00-10 on previously reported quarters was as follows (in thousands, except per share data):

                                                           Effect of Change in Fiscal 2000
                                              ----------------------------------------------------------
Quarter Ended                                          Net Sales           Net Income        Diluted EPS
                                                       ---------           ----------        -----------
April 29, 2000                                           $ 1,849               $(271)            $(0.03)
July 29, 2000                                              2,048                  45                 ---
October 28, 2000                                             881                 (97)             (0.01)



                       Consent of Independent Accountants

We hereby consent to the incorporation by reference in the Registration Statement on Forms S-8 (Nos. 33-88174, 33-48580, 33-32018, 33-17341 and
33-63740) of Brookstone, Inc. of our report dated March 18, 2002 relating to the financial statements and financial statement schedules, which appears in this Form 10-K.

PricewaterhouseCoopers LLP
Boston, Massachusetts

May 2, 2002

2.       Consolidated Financial Statement Schedules.

Schedule II         Valuation and Qualifying Accounts and Reserves


                                       Year ended February 2, 2002
--------------------------------------------------------------------------------------------------------------
                                                               Charged to costs
        Description                    Beginning Balance         and expenses     Deductions    Ending Balance

Allowance for doubtful accounts           $  606,000               $280,000       $(271,000)     $  615,000
                                          ----------               --------       ---------      ----------
Inventory reserve                         $2,992,000               $160,000       $(134,000)     $3,018,000
                                          ----------               --------       ---------      ----------

                                       Year ended February 3, 2001
--------------------------------------------------------------------------------------------------------------
                                                               Charged to costs
        Description                    Beginning Balance         and expenses     Deductions    Ending Balance
Allowance for doubtful accounts           $  325,000               $478,000       $(197,000)     $  606,000
                                          ----------               --------       ---------      ----------
Inventory reserve                         $3,061,000               $548,000       $(617,000)     $2,992,000
                                          ----------               --------       ---------      ----------

                                       Year ended January 29, 2000
--------------------------------------------------------------------------------------------------------------
                                                               Charged to costs
        Description                    Beginning Balance         and expenses     Deductions    Ending Balance
Allowance for doubtful accounts           $  176,000               $211,000       $(62,000)      $  325,000
                                          ----------               --------       ---------      ----------
Inventory reserve                         $2,378,000               $683,000       $    ---       $3,061,000
                                          ----------               --------       ---------      ----------
--------------------------------------------------------------------------------------------------------------

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

10.18 Lease Agreement dated as of March 26, 1993, between the City of Mexico, Missouri, as lessor, and Brookstone Company, Inc. ("BCI"), as lessee (filed with the Securities and Exchange Commission as Exhibit 10.23 to the Registrant's Registration Statement on Form S-1 (File No. 33-75728), and incorporated herein by reference).

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

10.28 Employment Agreement dated January 4, 2001, between the Company and Gregory B. Sweeney (filed with the Securities and Exchange Commission as Exhibit 10.28 to the Registrant's Form 10-K for the year ended February 3, 2001 and incorporated herein by reference).

10.29 2000 Employee Stock Purchase Plan (filed with the Securities and Exchange Commission on Registrant's Form S-8 dated October 25, 2000 and incorporated herein by reference).

10.30 Employment Agreement dated March 7, 2002, between the Company and Kathleen A. Staab (filed herewith).

10.31    Employment Agreement dated April 30, 2002, between the Company and
         M. Rufus Woodard (filed herewith).

10.32 Employment Agreement dated April 30, 2002, between the Company and Carol A. Lambert (filed herewith).

10.33 Amended and Restated Credit Agreement dated February 21, 2002, among Brookstone, Inc., Brookstone Company, Inc., Brookstone Stores, Inc., Brookstone Purchasing, Inc., Gardeners Eden by Mail, Inc., Gardeners Eden Company, Inc., Gardeners Eden Purchasing, Inc. and Fleet National Bank as agent for the Lenders and Citizens Bank of Massachusetts as Documentation Agent for the Lenders (filed herewith).

EXHIBIT NO                 DESCRIPTION

13 The 2001 Annual Report to Stockholders of the Company, except for those portions thereof which are incorporated in this Form 10-K, shall be furnished for the information of the Commission and shall not be deemed "filed".

21       List of Subsidiaries (filed herewith)

23.1 Consent of PricewaterhouseCoopers LLP, which is reflected on page 61 (filed herewith).

14(b)    Reports on Form 8-K

The Company did not file any reports on Form 8-K during the quarter ended February 2, 2002.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 3, 2002.

                                    Brookstone, Inc.

                                    By: /s/ Philip W. Roizin
                                        ------------------------
                                        Philip W. Roizin
                                        Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities, each on May 3, 2002.

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


/s/ Mone Anathan, III       Director
-----------------------
    Mone Anathan, III

/s/ Kenneth E. Nisch        Director
-----------------------
    Kenneth E. Nisch

/s/ Michael L. Glazer       Director
-----------------------
    Michael L. Glazer

/s/ Robert F. White         Director
-----------------------
    Robert F. White