Form 10-Q
period 2002-05-04
BROOKSTONE INC
filed 2002-06-18
CIK 830134

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended May 4, 2002
                                                  -----------
                                       OR

[_]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _________________to _________________

                        Commission file number    0-21406.
                                              ------------------

                                Brookstone, Inc.
          -------------------------------------------------------------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X       No ________
    -----

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes ________      No ________


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 8,481,597 shares of common stock as of June 7, 2002.

                                BROOKSTONE, INC.

                               Index to Form 10-Q

Part I:  Financial Information                                       Page No.

Item 1:
         Consolidated Balance Sheet
          as of May 4, 2002, February 2, 2002 and May 5, 2001            3

         Consolidated Statement of Operations for the thirteen
          weeks ended May 4, 2002 and May 5, 2001                        4

         Consolidated Statement of Cash Flows for the thirteen
          weeks ended May 4, 2002 and May 5, 2001                        5

         Notes to Consolidated Financial Statements                      6

Item 2:
         Management's Discussion and Analysis of Financial
          Condition and Results of Operations                            8

Part II: Other Information

Item 1:
         Legal Proceedings                                              10

Item 2:
         Change in Securities                                           10

Item 3:
         Defaults by the Company upon its Senior Securities             10

Item 4:
         Submission of Matters to a Vote of Security Holders            10

Item 5:
         Other Information                                              10

Item 6:
         Exhibits and Reports on Form 8-K                               10

Signatures                                                              11

                                BROOKSTONE, INC.
                           CONSOLIDATED BALANCE SHEET
                        (In thousands, except share data)

                                                       (Unaudited)                               (Unaudited)
                                                       May 4, 2002       February 2, 2002        May 5, 2001
                                                   -------------------  -------------------  --------------------
Assets
------

Current assets:
    Cash and cash equivalents                              $   14,156          $    28,928            $    3,774
    Receivables, net                                            6,222                8,170                 4,686
    Merchandise inventories                                    57,646               55,629                64,314
    Deferred income taxes, net                                  7,824                3,447                 7,054
    Other current assets                                        5,009                4,933                 5,453
                                                   -------------------  -------------------  --------------------
        Total current assets                                   90,857              101,107                85,281

Deferred income taxes, net                                      4,536                4,536                 3,662
Property and equipment, net                                    43,258               45,058                42,160
Intangible assets, net                                          4,676                4,812                 5,222
Other assets                                                    2,720                1,592                 2,365
                                                   -------------------  -------------------  --------------------

                                                           $  146,047          $   157,105           $   138,690
                                                   ===================  ===================  ====================

Liabilities and Shareholders' Equity
------------------------------------

Current liabilities:
    Accounts payable                                       $   10,400          $    11,232           $    12,304
    Other current liabilities                                  17,748               22,569                14,562
                                                   -------------------  -------------------  --------------------
        Total current liabilities                              28,148               33,801                26,866

Other long-term liabilities                                    13,407               13,246                11,896
Long-term obligation under capital lease                        2,238                2,273                 2,387

Commitments and contingencies

Shareholders' equity:
Preferred stock, $0.001 par value: Authorized -
   2,000,000 shares; issued and outstanding - 0
   shares at May 4, 2002, February 2, 2002 and
   May 5, 2001
Common stock, $0.001 par value: Authorized
   50,000,000 shares; issued and outstanding -
   8,476,972 shares at May 4, 2002, 8,369,720
   shares at February 2, 2002 and 8,355,033
   shares at May 5, 2001                                            8                    8                     8
Additional paid-in capital                                     51,654               50,666                50,500
Accumulated other comprehensive income                           (447)                (447)                  ---
Retained earnings                                              51,086               57,605                47,080
Treasury stock, at cost - 3,616 shares at May 4,
   2002, February 2, 2002 and May 5, 2001                         (47)                 (47)                  (47)
                                                   -------------------  -------------------  --------------------
        Total shareholders' equity                            102,254              107,785                97,541
                                                   -------------------  -------------------  --------------------

                                                           $  146,047          $   157,105           $   138,690
                                                   ===================  ===================  ====================


Note: The accompanying notes are an integral part of these financial statements.

                                BROOKSTONE, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)

                                                                    Thirteen-weeks Ended
                                                              ----------------------------------
                                                                May 4, 2002        May 5, 2001
                                                              ---------------    ---------------
Net sales                                                          $   56,633         $   54,997

Cost of sales                                                          43,742             40,841
                                                              ---------------    ---------------

Gross profit                                                           12,891             14,156

Selling, general and administrative
   expenses                                                            23,098             22,648
                                                              ---------------    ---------------

Loss from operations                                                  (10,207)            (8,492)

Interest expense (income), net                                            307                (61)
                                                              ---------------    ---------------

Loss before taxes                                                     (10,514)            (8,431)

Income tax benefit                                                     (3,995)            (3,238)
                                                              ---------------    ---------------

Net loss                                                            $  (6,519)        $   (5,193)
                                                              ===============    ===============
Basic / diluted loss per share:
------------------------------

Net loss                                                            $   (0.78)        $    (0.62)
                                                              ===============    ===============

Weighted average shares outstanding basic / diluted                     8,407              8,336
                                                              ===============    ===============

Note: The accompanying notes are an integral part of these financial statements.

                                BROOKSTONE, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                  Thirteen-weeks Ended
                                                                               --------------------------
                                                                               May 4, 2002    May 5, 2001
                                                                               -----------    -----------
Cash flows from operating activities:
Net loss                                                                       $    (6,519)   $    (5,193)

Adjustments to reconcile net loss to net cash used for operating activities:

  Depreciation and amortization                                                      3,020          2,551
  Amortization of debt issuance costs                                                   59             40
  Deferred income taxes, net                                                        (4,377)        (3,421)
  Related tax benefits on exercise of stock options                                    382            183
  (Increase) Decrease in other assets                                                 (842)           190
  Increase in other long-term liabilities                                              161            141

Changes in working capital:
   Accounts receivable, net                                                          1,948          2,791
   Merchandise inventories                                                          (2,017)        (9,255)
   Other current assets                                                                 94         (1,423)
   Accounts payable                                                                   (832)        (1,218)
   Other current liabilities                                                        (4,821)       (14,404)
                                                                               -----------    -----------

Net cash used for operating activities                                             (13,744)       (29,018)

Cash flows from investing activities:
   Expenditures for property and equipment                                          (1,084)        (2,618)
                                                                               -----------    -----------

Net cash used for investing activities                                              (1,084)        (2,618)

Cash flows from financing activities:
   Payments for capitalized lease                                                      (35)           (27)
   Payments for debt issuance costs                                                   (515)           ---
   Proceeds from exercise of stock options                                             606             40
                                                                               -----------    -----------

Net cash provided by financing activities                                               56             13
                                                                               -----------    -----------

Net decrease in cash and cash equivalents                                          (14,772)       (31,623)

Cash and cash equivalents at beginning of period                                    28,928         35,397
                                                                               -----------    -----------
Cash and cash equivalents at end of period                                     $    14,156    $     3,774
                                                                               ===========    ===========

Note: The accompanying notes are an integral part of these financial statements.

                                BROOKSTONE, INC.

                   Notes to Consolidated Financial Statements

1. The results of the thirteen-week period ended May 4, 2002 are not necessarily indicative of the results for the full fiscal year. The Company's business, like the business of retailers in general, is subject to seasonal influences. Historically, the Company's fourth fiscal quarter, which includes the winter holiday selling season, has produced a disproportionate amount of the Company's net sales and substantially all of its income from operations. The Company expects that its business will continue to be subject to such seasonal influences.

2. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles and practices consistently applied. In the opinion of the Company, these financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position and the results of operations for the periods reported. Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that the accompanying consolidated financial statements be read in conjunction with the annual financial statements and notes thereto which may be found in the Company's Fiscal 2001 annual report.

3.   Recent Accounting Pronouncements:

     In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS No. 142"), "Goodwill and Other Intangible Assets." SFAS No. 142 requires that ratable amortization of goodwill be replaced with periodic tests of the goodwill's impairment and that intangible assets, other than goodwill, which have determinable useful lives be amortized over that period. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. The adoption of SFAS No. 142 did not have any impact on the Company's consolidated financial statements.

     In August 2001, the FASB issued Statement of Accounting Standards No. 144 ("SFAS No. 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 modifies the rules for accounting for the impairment or disposal of long-lived assets, excluding goodwill. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The adoption of SFAS No. 144 did not have any impact on the Company's consolidated financial statements.

     In November 2001, Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board issued EITF 01-09, "Accounting for Consideration Given by a Vendor to a Customer." EITF 01-09 addresses the income statement characterization of consideration given by a vendor to a customer and provides guidance on recognizing and measuring sales incentives. The adoption of EITF Issue No. 01-09 did not have any impact on the Company's consolidated financial statements.

4. Total comprehensive income is composed of net income plus minimum pension liability. For the quarter ended May 4, 2002 there was no change in the accumulated other comprehensive income balance of $447 thousand. As of May 5, 2001, there was no minimum pension liability.

5. The exercise of stock options, which have been granted under the Company's stock option plans, gives rise to compensation, which is includable in the taxable income of the optionees and deductible by the Company for tax purposes upon exercise. Such compensation reflects an increase in the fair market value of the Company's common stock subsequent to the date of grant. For financial reporting purposes, the tax effect of this deduction is accounted for as a credit to additional paid-in capital rather than as a reduction of income tax expense. Such exercises resulted in a tax benefit of approximately $382 thousand for the thirteen-week period ended May 4, 2002.

6. Business conducted by the Company is segmented into two distinct areas determined by the method of distribution channel. The retail segment is comprised of all full-year stores in addition to all temporary stores and kiosks. Retail product distribution is conducted directly through the store location. The direct marketing segment is comprised of three catalog titles (Hard-to-Find Tools, Brookstone Catalog and

     Gardeners Eden), the Internet site www.Brookstone.com and direct response corporate sales. Direct marketing product distribution is conducted through the Company's direct marketing call center and distribution facility located in Mexico, Missouri or by the Company's vendors. Both segments of the Company sell similar products, although not all Company products are fully available within both segments.

     All costs directly attributable to the direct marketing segment are charged accordingly while all remaining operating costs are charged to the retail segment. The Company's management does not review assets by segment.

The tables below disclose segment net sales and pre-tax loss for the thirteen-week period ended May 4, 2002 and May 5, 2001 (in thousands).

Thirteen-weeks:                     Net Sales                Pre-tax Loss
                            ------------------------  -------------------------
                            May 4, 2002  May 5, 2001  May 4, 2002   May 5, 2001
                            -----------  -----------  -----------   -----------
Reportable segment:
Retail                      $    46,313  $    44,318  $    (9,852)  $    (7,226)
Direct Marketing                 10,320       10,679         (355)       (1,266)

Reconciling items:
   Interest expense                 ---          ---         (417)         (291)
   Interest income                  ---          ---          110           352
                            -----------  -----------  -----------   -----------
Consolidated:               $    56,633  $    54,997  $   (10,514)  $    (8,431)
                            ===========  ===========  ===========   ===========

6. Basic and diluted earnings per share (EPS) were calculated for the thirteen-week period ended May 4, 2002 and May 5, 2001 as follows:

                                          Thirteen-weeks Ended
                                       --------------------------
                                       May 4, 2002    May 5, 2001
                                       -----------    -----------

   Net loss                            $    (6,519)   $    (5,193)
                                       ===========    ===========

   Weighted average number of
     common shares outstanding               8,407          8,336

   Effect of dilutive securities:
      Stock options                            ---            ---
                                       -----------    -----------

   Weighted average number of
     common shares as adjusted               8,407          8,336
                                       ===========    ===========


   Net loss per share -
   basic/diluted                       $     (0.78)   $     (0.62)
                                       ===========    ===========

     For the thirteen-week period ended May 4, 2002, antidilutive shares of 455,402 were excluded from the computations of diluted earnings per share. For the thirteen-week period ended May 5, 2001, antidilutive shares 533,724 were excluded from the computations of diluted earnings per share.

                                BROOKSTONE, INC.

                     Management's Discussion and Analysis of
                Financial Condition and Results of Operations for
                   the Thirteen-week Period Ended May 4, 2002

Results of Operations

         For the thirteen-week period ended May 4, 2002, net sales increased 3.0% over the comparable period last year. The retail sales increase for the thirteen-week period of 4.5% reflected the results of opening 26 new stores subsequent to the first quarter of Fiscal 2001 offset by the closing of three stores. The total number of stores open at the end of the thirteen-week period ended May 4, 2002 was 248 versus 225 at the end of the comparable period in Fiscal 2001. Comparable store sales for the thirteen-week period decreased 3.3% which has continued to improve since the third quarter of last year. Direct marketing sales for the thirteen-week period ended May 4, 2002 decreased approximately 3.4% when compared to the thirteen-week period ended May 5, 2001, primarily as a result of a planned decreased in circulation of 20%.

         For the thirteen-week period ended May 4, 2002, gross profit as a percentage of net sales was 22.8% versus 25.7% for the comparable period last year. The decrease in the gross profit percentage for the thirteen-week period was principally related to an increase in occupancy costs resulting from the opening of 26 new stores and to a lesser extent a slight increase in order postage expense.

         Selling, general and administrative expenses as a percentage of net sales for the thirteen-week period ended May 4, 2002 were 40.8% versus 41.2% for the comparable period last year. The thirteen-week decrease in percentage was primarily a result of reduced catalog circulation and good expense control. This decrease was offset by increases in payroll and fringe and benefit costs associated with the opening of the 26 new stores subsequent to the end of first quarter of Fiscal 2001.

         Net interest expense for the thirteen-week period ended May 4, 2002 was $307 thousand compared to $61 thousand of net interest income during the comparable period last year. The change from net interest income in Fiscal 2001 to net interest expense in Fiscal 2002 resulted primarily from lower interest rates earned on invested cash balances in Fiscal 2002 as compared to the same period in Fiscal 2001.

         As a result of the foregoing, the Company reported a net loss of $6.5 million, or $0.78 per basic and diluted share, for the thirteen-week period ended May 4, 2002, as compared to a $5.2 million net loss, or $0.62 per basic and diluted share, for the comparable period last year.

Financial Condition

         For the thirteen-week period ended May 4, 2002, net cash used by operating activities totaled $13.7 million, reflecting primarily the net loss, the purchase of inventory and the payment of income taxes which is included in other current liabilities. Cash used for investment activities during the thirteen-week period of Fiscal 2002, representing the purchase of property and equipment amounted to approximately $1.1 million. Cash used for financing activities during the thirteen-week period of Fiscal 2002 amounted to $56 thousand primarily as a result of proceeds from the exercise of stock options offset by payments for debt issuance costs and capitalized lease payments.

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

         Merchandise inventories were $57.6 million at May 4, 2002 compared to $55.6 at February 2, 2002. This slightly higher inventory level is related to inventory purchases for the second quarter Father's Day selling period.

For the thirteen-week period ended May 4, 2002 other assets is $2.7 million compared to $1.6 million at February 2, 2002. This $1.1 million increase is principally the result of costs associated with catalogs to be mailed in the beginning of the second quarter.

     The Company's capital expenditures for the thirteen-week period ended May 4, 2002 were principally related to the opening of one store and construction related to stores anticipated to open in the upcoming fiscal quarter. The Company anticipates opening approximately 15 new stores, including up to seven airport locations, and to remodel approximately six stores during Fiscal 2002.

     The Company maintains a revolving credit agreement to finance inventory purchases, which historically peak in the third quarter in anticipation of the winter holiday selling season. This revolving credit agreement was scheduled to expire in July 2002. Management finalized negotiations in January 2002 to amend and restate this agreement and signed the Amended and Restated Credit Agreement on February 21, 2002 with a term that expires February 21, 2005 (for further details of the Amended and Restated Credit Agreement, see Note 7 to the Company's Fiscal 2001 annual report). At May 4, 2002 and at May 5, 2001 the Company had no borrowings outstanding under its revolving credit agreement.

     The Company believes that available borrowings, cash on hand and anticipated cash generated from operations will be sufficient to finance planned retail store openings, remodelings and other capital requirements throughout Fiscal 2002.

Outlook: Important Factors and Uncertainties

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

                                     PART II

                                Other Information

Item 1:   LEGAL PROCEEDINGS

          In March, 2002, the Company was served with a lawsuit brought in California superior court in Los Angeles as a class action on behalf of current and former managers and assistant managers of the Company's California stores, alleging that they were improperly classified as exempt employees. The lawsuit seeks damages including overtime pay, restitution and attorneys fees. The Company has filed an answer denying the allegations and opposing class certification. At the present time, no class has been certified, nor has there been any determination regarding exempt classification or the extent to which overtime pay may or may not be owed. The Company is vigorously investigating and defending this litigation, but because the case is in the very early stages, the financial impact to the Company, if any, cannot be predicted at this time.

          Brookstone is also involved in various routine legal proceedings incidental to the conduct of its business. The Company does not believe that any of these legal proceedings will have a material adverse effect on Brookstone's financial condition or results of operations.

Item 2:   CHANGES IN SECURITIES

          None

Item 3:   DEFAULT UPON SENIOR SECURITIES

          None

Item 4:   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None

Item 5:   OTHER INFORMATION

          None

Item 6:   EXHIBITS AND REPORTS ON FORM 8-K

      A)  None

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

                                     Brookstone, Inc.
                                     ----------------
                                         (Registrant)




                                       /s/  Philip W. Roizin
                                      -----------------------------------------
        June 18, 2002                            (Signature)

                                     Philip W. Roizin
                                     Executive Vice President Finance and
                                     Administration, Treasurer and Secretary
                                     (Principal Financial Officer
                                     and duly authorized to sign on behalf of registrant)