Form 10-Q
period 2002-08-03
BROOKSTONE INC
filed 2002-09-13
CIK 830134

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 3, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 0-21406.

BROOKSTONE, INC.
(Exact name of registrant as specified in its charter)

Delaware	06-1182895
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

17 Riverside Street, Nashua, NH 03062
(address of principal executive offices, zip code)

603-880-9500
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes  ☒  No  ☐

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes  ☐  No  ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 8,514,597 shares of common stock as of September 6, 2002.

BROOKSTONE, INC.

BROOKSTONE, INC.

CONSOLIDATED BALANCE SHEET
(In thousands, except share data)

	August 3, 2002	February 2, 2002	August 4, 2001
	(Unaudited)		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$16,096	$28,928	$2,391
Receivables, net	4,722	8,170	4,421
Merchandise inventories	56,547	55,629	61,969
Deferred income taxes	9,290	3,447	8,775
Other current assets	5,417	4,933	6,044

Total current assets	92,072	101,107	83,600
Deferred income taxes, net	4,536	4,536	3,662
Property and equipment, net	40,985	45,058	44,592
Intangible assets, net	4,588	4,812	5,086
Other assets	1,884	1,592	1,866

	$144,065	$157,105	$138,806

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$—	$—	$2,050
Accounts payable	9,795	11,232	13,199
Other current liabilities	18,907	22,569	14,309

Total current liabilities	28,702	33,801	29,558
Other long-term liabilities	12,656	13,246	11,954
Long-term obligation under capital lease	2,203	2,273	2,360
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $0.001 par value:
Authorized—2,000,000 shares; issued and outstanding—0 shares at August 3, 2002, February 2, 2002 and August 4, 2001
Common stock, $0.001 par value: Authorized 50,000,000 shares; issued and outstanding—8,514,597 shares at August 3, 2002, 8,369,720 shares at February 2, 2002 and 8,369,720 shares at August 4, 2001	8	8	8
Additional paid-in capital	52,151	50,666	50,654
Accumulated other comprehensive income	(447)	(447)	—
Retained earnings	48,839	57,605	44,319
Treasury stock, at cost-3,616 shares at August 3, 2002, February 2, 2002 and August 4, 2001	(47)	(47)	(47)

Total shareholders’ equity	100,504	107,785	94,934

	$144,065	$157,105	$138,806

Note:    The accompanying notes are an integral part of these financial statements.

BROOKSTONE, INC.

CONSOLIDATED STATEMENT OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 3, 2002	August 4, 2001	August 3, 2002	August 4, 2001
Net sales	$71,231	$69,612	$127,864	$124,609
Cost of sales	49,813	48,840	93,555	89,681

Gross profit	21,418	20,772	34,309	34,928
Selling, general and administrative expenses	25,367	25,044	48,465	47,692
Gain on curtailment of retiree medical plan	(642)	—	(642)	—

Loss from operations	(3,307)	(4,272)	(13,514)	(12,764)
Interest expense, net	318	210	625	149

Loss before taxes	(3,625)	(4,482)	(14,139)	(12,913)
Income tax benefit	(1,378)	(1,721)	(5,373)	(4,959)

Net Loss	$(2,247)	$(2,761)	$(8,766)	$(7,954)

Basic/ diluted loss per share:
Net loss	$(0.26)	$(0.33)	$(1.04)	$(0.95)

Weighted average shares outstanding—basic/diluted	8,500	8,357	8,454	8,346

Note:    The accompanying notes are an integral part of these financial statements.

BROOKSTONE, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)
(Unaudited)

	Twenty-Six Weeks Ended
	August 3, 2002	August 4, 2001
Cash flows from operating activities:
Net loss	$(8,766)	$(7,954)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	6,008	5,288
Gain on curtailment of retiree medical plan	(642)	—
Amortization of debt issuance costs	120	92
Deferred income taxes	(5,843)	(5,142)
Related tax benefits on exercise of stock options	470	183
Decrease in other assets	—	637
Increase in other long-term liabilities	52	199
Changes in working capital:
Accounts receivable, net	3,448	3,056
Merchandise inventories	(918)	(6,910)
Other current assets	(276)	(2,014)
Accounts payable	(1,437)	(323)
Other current liabilities	(3,662)	(14,657)

Net cash used for operating activities	(11,446)	(27,545)

Cash flows from investing activities:
Expenditures for property and equipment	(1,711)	(7,651)

Net cash used for investing activities	(1,711)	(7,651)

Cash flows from financing activities:
Borrowings from revolving credit	—	2,050
Payments for capitalized lease	(70)	(54)
Payment for debt issuance costs	(620)	—
Proceeds from exercise of stock options	1,015	194

Net cash provided by financing activities	325	2,190

Net decrease in cash and cash equivalents	(12,832)	(33,006)
Cash and cash equivalents at beginning of period	28,928	35,397

Cash and cash equivalents at end of period	$16,096	$2,391

Note:    The accompanying notes are an integral part of these financial statements.

BROOKSTONE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  The results of the twenty-six week period ended August 3, 2002 are not necessarily indicative of the results for the full fiscal year. The Company’s business, like the business of retailers in general, is subject to seasonal influences. Historically, the Company’s fourth fiscal quarter, which includes the winter holiday selling season, has produced a disproportionate amount of the Company’s net sales and substantially all of its income from operations. The Company expects that its business will continue to be subject to such seasonal influences.

2.  As of June 11, 2002, the Board of Directors approved an amendment to the eligibility requirement of the Retiree Health Plan (“The Plan”). This amendment restricts regular full time associates from continuing to accrue points towards eligibility if those associates have not accumulated a minimum of 10 years of services as of December 31, 2002. As a result, during the quarter, the Company recorded a gain on curtailment of $642 thousand, which is stated separately on the Statement of Operations.

3.  The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles and practices consistently applied in the United States of America. In the opinion of the Company, these financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position and the results of operations for the periods reported. Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that the accompanying unaudited consolidated financial statements be read in conjunction with the annual financial statements and notes thereto which may be found in the Company’s Fiscal 2001 annual report.

4.  Total comprehensive income is composed of net income plus minimum pension liability. For the twenty-six week period ended August 3, 2002 there was no change in the accumulated other comprehensive income balance of $447 thousand. As of August 4, 2001, there was no minimum pension liability.

5.  The exercise of stock options, which have been granted under the Company’s stock option plans, gives rise to compensation, which is includable in the taxable income of the optionees and deductible by the Company for tax purposes upon exercise. Such compensation reflects an increase in the fair market value of the Company’s common stock subsequent to the date of grant. For financial reporting purposes, the tax effect of this deduction is accounted for as a credit to additional paid-in capital rather than as a reduction of income tax expense. Such exercises resulted in a tax benefit of approximately $470 thousand for the twenty-six week period ended August 3, 2002.

6.  In March, 2002, the Company was served with a lawsuit brought in California superior court in Los Angeles as a class action on behalf of current and former managers and assistant managers of the Company’s California stores, alleging that they were improperly classified as exempt employees. The lawsuit seeks damages including overtime pay, restitution and attorneys fees. The Company has filed an answer denying the allegations and opposing class certification. At the present time, no class has been certified, nor has there been any determination regarding exempt classification or the extent to which overtime pay may or may not be owed. The Company is vigorously investigating and defending this litigation, but because the case is in the very early stages, the financial impact to the Company, if any, cannot be predicted at this time.

7.  Business conducted by the Company can be segmented into two distinct areas determined by the method of distribution channel. The retail segment is comprised of all retail stores including all temporary stores and kiosks. Retail product distribution is conducted directly through the store location. The direct marketing segment is comprised of three catalog titles (Hard-to-Find Tools, Brookstone Catalog and Gardeners Eden), the Internet site www.Brookstone.com and corporate sales. Direct marketing product distribution is conducted through the Company’s direct marketing call center and distribution facility located in Mexico,

Missouri or by the Company’s vendors. Both segments of the Company sell similar products, although not all Company products are fully available within both segments.

All costs directly attributable to the direct marketing segment are charged accordingly while all remaining operating costs are charged to the retail segment. The Company’s management does not review assets by segment.

The tables below disclose segment net sales and pre-tax loss for the thirteen-week and twenty-six week periods ended August 3, 2002 and August 4, 2001 (in thousands).

Thirteen Weeks:

	Net Sales		Pre-tax Loss
	August 3, 2002	August 4, 2001	August 3, 2002	August 4, 2001
Reportable segment:
Retail	$58,598	$58,059	$(3,497)	$(3,493)
Direct marketing	12,633	11,553	190	(779)
Reconciling items:
Interest expense	—	—	(393)	(272)
Interest income	—	—	75	62

Consolidated:	$71,231	$69,612	$(3,625)	$(4,482)

Twenty-six Weeks:

	Net Sales		Pre-tax Loss
	August 3, 2002	August 4, 2001	August 3, 2002	August 4, 2001
Reportable segment:
Retail	$104,911	$102,377	$(13,349)	$(10,719)
Direct marketing	22,953	22,232	(165)	(2,045)
Reconciling items:
Interest expense	—	—	(811)	(563)
Interest income	—	—	186	414

Consolidated:	$127,864	$124,609	$(14,139)	$(12,913)

8.  Basic and diluted earnings per share (EPS) were calculated for the thirteen-week and twenty-six week periods ended August 3, 2002 and August 4, 2001 as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 3, 2002	August 4, 2001	August 3, 2002	August 4, 2001
Net loss	$(2,247)	$(2,761)	$(8,766)	$(7,954)

Weighted average number of common shares outstanding	8,500	8,357	8,454	8,346
Effect of dilutive securities:
Stock options	—	—	—	—

Weighted average number of common shares as adjusted	8,500	8,357	8,454	8,346

Net loss per share—basic/diluted	$(0.26)	$(0.33)	$(1.04)	$(0.95)

For the thirteen-week and twenty-six week periods ended August 3, 2002, antidilutive shares of 155,260 and 148,224 respectively were excluded from the computations of diluted earnings per share. For the thirteen-week and twenty-six week periods ended August 4, 2001, antidilutive shares of 168,427 and 532,462 respectively were excluded from the computations of diluted earnings per share.

9.  Recent Accounting Pronouncements:

In April 2002, the Financial Accounting Standards Board (“FASB”) issued Statement No. 145 (“SFAS 145”), “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections,” was issued. This statement provides guidance on the classification of gains and losses from the extinguishments of debt and the accounting for certain specified lease transactions. The Company does not expect the provisions of SFAS 145 to have a material impact, if any, on the Company’s consolidated financial statements.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”). This statement provides guidance on the recognition and measurement of liabilities associated with disposal activities and is effective for the Company on January 1, 2003. The Company does not expect the provisions of SFAS 146 to have a material impact, if any, on the Company’s consolidated financial statements.

BROOKSTONE, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR
THE THIRTEEN-WEEK AND TWENTY-SIX WEEK PERIODS ENDED AUGUST 3, 2002

Results of Operations

For the thirteen-week and twenty-six week periods ended August 3, 2002, net sales increased 2.3% and 2.6% respectively over the comparable periods last year. The retail sales increases for the thirteen-week and twenty-six week periods of 0.9% and 2.5% respectively reflected the results of opening 20 new stores subsequent to the second quarter of Fiscal 2001. The net sales from these new store openings were partially offset by the closing of three stores since the second quarter of Fiscal 2001 and a decrease in comparable store sales for the thirteen-week and twenty-six week periods of 3.7% and 3.5% respectively. This decrease is principally related to weakness in travel-related products, and locations dependent on travel, such as airport and tourist locations, which experienced same-store sales decreases approximately twice that of the Company’s other stores. The total number of stores open at the end of the twenty-six week period ended August 3, 2002 was 248 versus 231 at the end of the comparable period in Fiscal 2001. Direct marketing sales for the thirteen-week and twenty-six week periods ended August 3, 2002 increased 9.3% and 3.2% respectively over the comparable periods ended August 4, 2001 on relatively unchanged circulation for the quarter and a year-to-date circulation decrease of 9.0% compared to the same periods last year.

For the thirteen-week and twenty-six week periods ended August 3, 2002, gross profit as a percentage of net sales was 30.1% and 26.8% respectively versus 29.8% and 28.0% for the comparable periods last year. The increase in the gross profit percentage for the thirteen-week period was primarily attributable to a decrease in net material costs, partially offset by an increase in occupancy costs relating to new stores and increased order postage expense. The twenty-six week decrease in gross profit as a percentage of net sales was primarily attributable to increases in occupancy costs and order postage expense. By operating segment the retail channel experienced a 10 basis point decrease for the quarter while the direct segment realized an increase of 70 basis points. For the twenty-six week period the retail channel gross profit decreased 160 basis points with the direct channel increasing 50 basis points.

Selling, general and administrative expenses as a percentage of net sales for the thirteen-week and twenty-six week periods ended August 3, 2002 were 35.6% and 37.9% respectively versus 36.0% and 38.3% respectively for the comparable periods last year. The thirteen-week and twenty-six week period decreases in percentage were principally related to a decrease in catalog costs and good expense control. By operating segment the retail channel experienced a 100 basis point increase for the quarter while the direct segment realized a decrease of 750 basis points. For the twenty-six week period the retail channel selling, general and administrative expenses increased 130 basis points with the direct channel decreasing 800 basis points.

During the quarter ended August 3, 2002, the Company recorded a gain of $642 thousand related to the curtailment of the Company’s retiree medical plan (see Note 2 of the Notes to Consolidated Financial Statements).

Net interest expense for the thirteen-week and twenty-six week periods ended August 3, 2002 was $318 thousand and $625 thousand respectively compared to $210 thousand and $149 thousand during the comparable periods last year. The increase for the thirteen-week period was primarily the result of higher interest expense associated with The Amended and Restated Credit Agreement in Fiscal 2002. The increase for the twenty-six week period resulted from higher interest expense as well as lower interest income earned on invested cash balances in Fiscal 2002 as compared to the same period in Fiscal 2001.

As a result of the foregoing, the Company reported a net loss of $2.2 million, or $0.26 per basic and diluted share (after reflecting a one time gain of $642 thousand or $0.05 per basic and diluted share related to the curtailment of the Company’s retiree medical plan), for the thirteen-week period ended August 3, 2002, as compared to a net loss of $2.8 million, or $0.33 per basic and diluted share, for the comparable period last year. For the twenty-six week period ended August 3, 2002 the Company reported a net loss of $8.8 million, or $1.04 per basic and diluted share as compared to an $8.0 million net loss, or $0.95 per basic and diluted share, for the comparable period last year.

Financial Condition

For the twenty-six week period ended August 3, 2002, net cash used by operating activities totaled $11.4 million, primarily as a result of the net loss and the payment of income taxes, partially offset by a decrease in accounts receivable. Cash used for investment activities during the first twenty-six weeks of Fiscal 2002, representing the purchase of property and equipment, amounted to $1.7 million. Cash from financing activities during the twenty-six week period of Fiscal 2002 amounted to $325 thousand, resulting primarily from the exercise of stock options, partially offset by payment of debt issuance costs and capitalized lease payments.

For the twenty-six week period ended August 4, 2001, net cash used by operating activities totaled $27.5 million, primarily as a result of the net loss, the payment of income taxes and the purchase of inventory, partially offset by a decrease in accounts receivable. Cash used for investment activities during the first twenty-six weeks of Fiscal 2001, representing the purchase of property and equipment, amounted to $7.7 million. Cash from financing activities during the twenty-six week period of Fiscal 2001 amounted to $2.2 million, acquired primarily through borrowings under the Company’s revolving credit agreement and the exercise of stock options.

Receivables decreased 42.7% to $4.7 million at August 3, 2002 compared to $8.2 million at February 2, 2002 as a result of the collection of landlord allowances and decreases in debit memos and trade receivables. The accounts payable balance was $9.8 million at August 3, 2002 compared to $11.2 million at February 2, 2001.

The Company’s capital expenditures in the second quarter of Fiscal 2002 were principally related to the remodeling of two stores, which were completed during the second quarter. Capital expenditures were also made during the second quarter of Fiscal 2002 that are related to new store openings and the remodeling of current stores which are scheduled for completion during the third and fourth quarters of Fiscal 2002. The Company anticipates opening approximately 15 new stores, of which approximately half will be airport locations, and expects to remodel approximately six stores during Fiscal 2002.

The Company maintains a revolving credit agreement to finance inventory purchases, which historically peak in the third quarter in anticipation of the winter holiday selling season. At August 3, 2002, the Company had no outstanding borrowings under its Revolving Credit Agreement. At August 4, 2001 the Company had approximately $2.1 million in outstanding borrowings under its revolving credit agreement.

In March, 2002, the Company was served with a lawsuit brought in California superior court in Los Angeles as a class action on behalf of current and former managers and assistant managers of the Company’s California stores, alleging that they were improperly classified as exempt employees. The lawsuit seeks damages including overtime pay, restitution and attorneys fees. The Company has filed an answer denying the allegations and opposing class certification. At the present time, no class has been certified, nor has there been any determination regarding exempt classification or the extent to which overtime pay may or may not be owed. The Company is vigorously investigating and defending this litigation, but because the case is in the very early stages, the financial impact to the Company, if any, cannot be predicted at this time.

The Company believes that available borrowings, cash on hand and anticipated cash generated from operations will be sufficient to finance operations and planned retail store openings, remodelings and other capital requirements throughout Fiscal 2002.

Recent Accounting Pronouncements:

In April 2002, the Financial Accounting Standards Board (“FASB”) issued Statement No. 145 (“SFAS 145”), “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections,” was issued. This statement provides guidance on the classification of gains and losses from the extinguishments of debt and the accounting for certain specified lease transactions. The Company does not expect the provisions of SFAS 145 to have a material impact, if any, on the Company’s consolidated financial statements.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”). This statement provides guidance on the recognition and measurement of liabilities associated with disposal activities and is effective for the Company on January 1, 2003. The Company does not expect the provisions of SFAS 146 to have a material impact, if any, on the Company’s consolidated financial statements.

Outlook: Important Factors and Uncertainties

Statements in this quarterly report which are not historical facts, including statements about the Company’s confidence or expectations, plans for opening new stores, capital needs and liquidity and other statements about the Company’s operational outlook, are forward-looking statements subject to risks and uncertainties that could cause actual results to differ materially from those set forth in such forward-looking statements. Such risks and uncertainties include, without limitation, risks of changing market conditions in the overall economy and the retail industry, consumer demand, the availability of appropriate real estate locations and the ability to negotiate favorable lease terms in respect thereof, customer response to the Company’s direct marketing initiatives, availability of products, availability of adequate transportation of such products and other factors detailed from time to time in the Company’s annual and other reports filed with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date thereof. The Company undertakes no obligations to publicly release any revisions to these forward-looking statements or reflect events or circumstances after the date hereof.

Item 4:     Controls and Procedures

There were no significant changes in the Company’s internal controls or in any other factors that could significantly affect the Company’s internal controls, and there were no corrective actions taken with regard to any significant deficiencies or material weaknesses in the Company’s internal controls, subsequent to the date of the most recent evaluation of the Company’s internal controls by the principal executive officer and principal financial officer.

PART II

OTHER INFORMATION

Item 1:      Legal Proceedings

In March, 2002, the Company was served with a lawsuit brought in California superior court in Los Angeles as a class action on behalf of current and former managers and assistant managers of the Company’s California stores, alleging that they were improperly classified as exempt employees. The lawsuit seeks damages including overtime pay, restitution and attorneys fees. The Company has filed an answer denying the allegations and opposing class certification. At the present time, no class has been certified, nor has there been any determination regarding exempt classification or the extent to which overtime pay may or may not be owed. The Company is vigorously investigating and defending this litigation, but because the case is in the very early stages, the financial impact to the Company, if any, cannot be predicted at this time.

Brookstone is also involved in various routine legal proceedings incidental to the conduct of its business. The Company does not believe that any of these legal proceedings will have a material adverse effect on Brookstone’s financial condition or results of operations.

Item 2:     Changes in Securities

None

Item 3:     Default Upon Senior Securities

None

Item 4:     Submission of Matters to a Vote of Security Holders

A)  The 2002 Annual Meeting of Stockholders of the Company was held on June 11, 2002.

B)  The following persons were elected Directors at the 2002 Annual Meeting for a one-year term expiring at the 2003 Annual Meeting of Stockholders.

	For	Withheld
Michael F. Anthony	6,910,630	842,752
Mone Anathan, III	7,750,425	2,957
Michael L. Glazer	7,751,451	1,931
Kenneth E. Nisch	6,251,219	1,502,163
Andrea M. Weiss	7,747,651	5,731

C)  The appointment of PricewaterhouseCoopers LLP as the independent accountants to examine the financial statements of the Company and its subsidiaries for the fiscal year ending February 1, 2003 was ratified.

For	Against	Abstain
7,645,328	108,054	0

Item 5:     Other Information

None

Item 6:     Exhibits and Reports on Form 8-K

A)  Reports on Form 8-K

No reports on Form 8-K were filed during the period for which this report is filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BROOKSTONE, INC. (Registrant)

/s/ PHILIP W. ROIZIN
Philip W. Roizin Executive Vice President, Finance and Administration, Treasurer and Secretary (Principal Financial Officer and duly authorized to sign on behalf of registrant)

September 13, 2002

CERTIFICATION PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Michael F. Anthony, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of Brookstone, Inc.;

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

/s/ MICHAEL F. ANTHONY
Michael F. Anthony Chairman, President and Chief Executive Officer

Date: September 13, 2002

CERTIFICATION PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Philip W. Roizin, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of Brookstone, Inc.;

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

/s/ PHILIP W. ROIZIN
Philip W. Roizin Executive Vice President, Finance and Administration, Treasurer and Secretary and Chief Financial Officer

Date:    September 13, 2002

CERTIFICATION PURSUANT TO
SECTION 1350, CHAPTER 63 OF TITLE 18, UNITED STATES CODE,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned, as Chief Executive Officer of Brookstone, Inc. (the “Company”), does hereby certify that to the undersigned’s knowledge:

1)  the Company’s Form 10-Q for the quarterly period ended August 3, 2002 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2)  the information contained in the Company’s Form 10-Q for the quarterly period ended August 3, 2002 fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ MICHAEL F. ANTHONY
Michael F. Anthony Chairman, President and Chief Executive Officer

Dated:    September 13, 2002

CERTIFICATION PURSUANT TO
SECTION 1350, CHAPTER 63 OF TITLE 18, UNITED STATES CODE,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned, as Chief Financial Officer of Brookstone, Inc. (the “Company”), does hereby certify that to the undersigned’s knowledge:

3)  the Company’s Form 10-Q for the quarterly period ended August 3, 2002 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

4)  the information contained in the Company’s Form 10-Q for the quarterly period ended August 3, 2002 fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ PHILIP W. ROIZIN
Philip W. Roizin Executive Vice President, Finance and Administration, Treasurer and Secretary and Chief Financial Officer

Dated:    September 13, 2002