Form 10-Q
period 2002-11-02
BROOKSTONE INC
filed 2002-12-17
CIK 830134

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 2, 2002

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
                                                                                              .
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

Yes ☒    No ☐

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes ☐    No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 8,514,597 shares of common stock as of December 6, 2002.

BROOKSTONE, INC.
Index to Form 10-Q

		Page No.
Part I: Financial Information
Item 1:
	Consolidated Balance Sheet as of November 2, 2002, February 2, 2002 and November 3, 2001	4
	Consolidated Statement of Operations for the thirteen & thirty-nine weeks ended November 2, 2002 and November 3, 2001	5
	Consolidated Statement of Cash Flows for the thirty-nine weeks ended November 2, 2002 and November 3, 2001	6
	Notes to Consolidated Financial Statements	7
Item 2:
	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10
Item 3:
	Quantitative and Qualitative Disclosures about Market Risk	12
Item 4:
	Controls and Procedures	13
Part II: Other Information
Item 1:
	Legal Proceedings	14
Item 2:
	Change in Securities	14
Item 3:
	Defaults by the Company upon its Senior Securities	14
Item 4:
	Submission of Matters to a Vote of Security Holders	14
Item 5:
	Other Information	14
Item 6:
	Exhibits and Reports on Form 8-K	14
Signatures		15
Exhibit 99.1 Certification of Chief Executive Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002		16
Exhibit 99.2 Certification of Chief Financial Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002		17

Exhibit 99.3 Certification of Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002	18
Exhibit 99.4 Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002	19

BROOKSTONE, INC.

CONSOLIDATED BALANCE SHEET
(In thousands, except share data)

	(Unaudited)		(Unaudited)
	November 2, 2002	February 2, 2002	November 3, 2001
Assets
Current assets:
Cash and cash equivalents	$1,971	$28,928	$1,573
Receivables, net	5,020	8,170	6,799
Merchandise inventories	79,539	55,629	87,054
Deferred income taxes, net	13,626	3,447	13,568
Other current assets	6,023	4,933	6,951

Total current assets	106,179	101,107	115,945
Deferred income taxes, net	4,352	4,536	3,689
Property and equipment, net	40,092	45,058	48,097
Intangible assets, net	4,501	4,812	4,949
Other assets	5,399	1,592	6,100

	$160,523	$157,105	$178,780

Liabilities and Shareholders’ Equity
Current liabilities:
Short-term borrowings	$9,300	$—	$35,470
Accounts payable	21,861	11,232	27,248
Other current liabilities	20,629	22,569	15,683

Total current liabilities	51,790	33,801	78,401
Other long-term liabilities	12,736	13,246	12,100
Long-term obligation under capital lease	2,165	2,273	2,332
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $0.001 par value:
Authorized—2,000,000 shares; issued and outstanding—0 shares at November 2, 2002, February 2, 2002 and November 3, 2001
Common stock, $0.001 par value:
Authorized 50,000,000 shares; issued and outstanding—8,514,597 shares at November 2, 2002 and 8,369,720 shares at February 2, 2002 and November 3, 2001	8	8	8
Additional paid-in capital	52,151	50,666	50,654
Accumulated other comprehensive income	(447)	(447)	—
Retained earnings	42,167	57,605	35,332
Treasury stock, at cost—3,616 shares at November 2, 2002, February 2, 2002 and November 3, 2001	(47)	(47)	(47)

Total shareholders’ equity	93,832	107,785	85,947

	$160,523	$157,105	$178,780

Note: The accompanying notes are an integral part of these financial statements.

BROOKSTONE, INC.

CONSOLIDATED STATEMENT OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	November 2, 2002	November 3, 2001	November 2, 2002	November 3, 2001
Net sales	$62,843	$58,523	$190,707	$183,132
Cost of sales	46,320	44,306	139,875	133,987

Gross profit	16,523	14,217	50,832	49,145
Selling, general and administrative expenses	26,944	28,339	75,409	76,031
Gain on curtailment of retiree medical plan	—	—	(642)	—

Loss from operations	(10,421)	(14,122)	(23,935)	(26,886)
Interest expense, net	340	467	965	616

Loss before taxes	(10,761)	(14,589)	(24,900)	(27,502)
Income tax benefit	(4,089)	(5,602)	(9,462)	(10,561)

Net Loss	$(6,672)	$(8,987)	$(15,438)	$(16,941)

Basic/ diluted loss per share:
Net loss	$(0.78)	$(1.07)	$(1.82)	$(2.03)

Weighted average shares outstanding—basic/diluted	8,515	8,370	8,474	8,350

Note: The accompanying notes are an integral part of these financial statements.

BROOKSTONE, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)
(Unaudited)

	Thirty-nine Weeks Ended
	November 2, 2002	November 3, 2001
Cash flows from operating activities:
Net loss	$(15,438)	$(16,941)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	8,957	8,189
Gain on curtailment of retiree medical plan	(642)	—
Amortization of debt issuance costs	180	119
Deferred income taxes, net	(9,995)	(9,962)
Related tax benefits on exercise of stock options	470	183
Increase in other assets	(3,574)	(3,624)
Increase in other long-term liabilities	132	345
Changes in working capital:
Accounts receivable, net	3,150	678
Merchandise inventories	(23,910)	(31,995)
Other current assets	(883)	(2,921)
Accounts payable	10,629	13,726
Other current liabilities	(1,940)	(13,283)

Net cash used for operating activities	(32,864)	(55,486)

Cash flows from investing activities:
Expenditures for property and equipment	(3,680)	(13,920)

Net cash used for investing activities	(3,680)	(13,920)

Cash flows from financing activities:
Borrowings from revolving credit agreement	9,300	35,470
Payments for capitalized lease	(108)	(82)
Payments for debt issuance costs	(620)	—
Proceeds from exercise of stock options	1,015	194

Net cash provided by financing activities	9,587	35,582

Net decrease in cash and cash equivalents	(26,957)	(33,824)
Cash and cash equivalents at beginning of period	28,928	35,397

Cash and cash equivalents at end of period	$1,971	$1,573

Note: The accompanying notes are an integral part of these financial statements.

BROOKSTONE, INC.

Notes to Consolidated Financial Statements

1.
The results of the thirty-nine week period ended November 2, 2002 are not necessarily indicative of the results for the full fiscal year. The Company’s business, like the business of retailers in general, is subject to seasonal influences. Historically, the Company’s fourth fiscal quarter, which includes the winter holiday selling season, has produced a disproportionate amount of the Company’s net sales and substantially all of its income from operations. The Company expects that its business will continue to be subject to such seasonal influences.

2.
As of June 11, 2002, the Board of Directors approved an amendment to the eligibility requirement of the Retiree Health Plan (“The Plan”). This amendment restricts regular full time associates from continuing to accrue points towards eligibility if those associates have not accumulated a minimum of 10 years of services as of December 31, 2002. As a result, during the second quarter, the Company recorded a gain on curtailment of $642 thousand, which is stated separately on the Statement of Operations.

3.
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles and practices consistently applied in the United States of America. In the opinion of the Company, these financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position and the results of operations for the periods reported. Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that the accompanying unaudited consolidated financial statements be read in conjunction with the annual financial statements and notes thereto which may be found in the Company’s Fiscal 2001 annual report on Form 10K.

4.
Total comprehensive income is composed of net income plus minimum pension liability. For the thirty-nine week period ended November 2, 2002 there was no change in the accumulated other comprehensive income balance of $447 thousand. As of November 3, 2001 there was no minimum pension liability.

5.
The exercise of stock options, which have been granted under the Company’s stock option plans, gives rise to compensation, which is includable in the taxable income of the optionees and deductible by the Company for tax purposes upon exercise. Such compensation reflects an increase in the fair market value of the Company’s common stock subsequent to the date of grant. For financial reporting purposes, the tax effect of this deduction is accounted for as a credit to additional paid-in capital rather than as a reduction of income tax expense. Such exercises resulted in a tax benefit of approximately $470 thousand for the thirty-nine week period ended November 2, 2002 and is reflected in the Company’s operating cash flow.

6.
In March, 2002, the Company was served with a lawsuit brought in California superior court in Los Angeles as a class action on behalf of current and former managers and assistant managers of the Company’s California stores, alleging that they were improperly classified as exempt employees. The lawsuit seeks damages including overtime pay, restitution and attorneys fees. The Company has filed an answer denying the allegations and opposing class certification. At the present time, no class has been certified, nor has there been any determination regarding exempt classification or the extent to which overtime pay may or may not be owed. The Company is vigorously investigating and defending this litigation, but because the case is in the early stages, the financial impact to the Company, if any, cannot be predicted at this time.

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

The tables below disclose segment net sales and pre-tax loss for the thirteen and thirty-nine week periods ended November 2, 2002 and November 3, 2001 (in thousands).

Thirteen Weeks:

	Net Sales		Pre-tax Loss
	November 2, 2002	November 3, 2001	November 2, 2002	November 3, 2001
Reportable segment:
Retail	$50,295	$45,060	$(10,410)	$(12,204)
Direct marketing	12,548	13,463	(11)	(1,918)
Reconciling items:
Interest expense	—	—	(387)	(471)
Interest income	—	—	47	4

Consolidated:	$62,843	$58,523	$(10,761)	$(14,589)

Thirty-nine Weeks:

	Net Sales		Pre-tax Loss
	November 2, 2002	November 3, 2001	November 2, 2002	November 3, 2001
Reportable segment:
Retail	$155,206	$147,437	$(23,759)	$(22,923)
Direct marketing	35,501	35,695	(176)	(3,963)
Reconciling items:
Interest expense	—	—	(1,198)	(1,034)
Interest income	—	—	233	418

Consolidated:	$190,707	$183,132	$(24,900)	$(27,502)

8.	Basic and diluted earnings per share (EPS) were calculated for the thirteen and thirty-nine week periods ended November 2, 2002 and November 3, 2001 as follows:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	November 2, 2002	November 3, 2001	November 2, 2002	November 3, 2001
Net loss	$(6,672)	$(8,987)	$(15,438)	$(16,941)

Weighted average number of common shares outstanding	8,515	8,370	8,474	8,350
Effect of dilutive securities:
Stock options	—	—	—	—

Weighted average number of common shares as adjusted	8,515	8,370	8,474	8,350

Net loss per share—basic/diluted	$(0.78)	$(1.07)	$(1.82)	$(2.03)

For the thirteen and thirty-nine week periods ended November 2, 2002, antidilutive shares of 691,944 and 598,773 respectively were excluded from the computations of diluted earnings per share. For the thirteen and thirty-nine week periods ended November 3, 2001, antidilutive shares of 757,112 and 683,735 respectively were excluded from the computations of diluted earnings per share.

9.	Recent Accounting Pronouncements

In November 2002 the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34. This interpretation clarifies the requirements of FASB Statement No. 5, Accounting for Contingencies relating to the guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees. The disclosure provisions of the interpretation are effective for financial statements of interim or annual periods that end after December 15, 2002. The provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002. The Company is currently evaluating the provisions of this interpretation to determine the impact of adoption.

BROOKSTONE, INC.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations for
the Thirteen and Thirty-nine Week Periods Ended November 2, 2002

Results of Operations

For the thirteen and thirty-nine week periods ended November 2, 2002, net sales increased 7.4% and 4.1%, respectively, over the comparable periods last year. For the thirteen and thirty-nine week periods ended November 2, 2002 net retail sales increased 11.6% and 5.3%, respectively. The third quarter’s retail sales increase is attributable to an increase of 7% in same store sales and the opening of 12 new stores since the third quarter of Fiscal 2001. Driving the quarter’s retail sales increases were strong sales performances and successful new product introductions in stationary, audio, kitchen, personal accessories, wine and travel categories. The year to date retail sales increase is primarily the result of the opening of 12 new stores since the third quarter of Fiscal 2001. This year to date increase was partially offset by the year to date same store sales decrease of 0.3% and the closing of two stores in the fourth quarter of Fiscal 2001 and one store in the first quarter of Fiscal 2002. The total number of stores open at November 2, 2002 was 254, versus 245 at November 3, 2001. Direct marketing sales for the thirteen and thirty-nine week periods ended November 2, 2002 decreased 6.8% and 0.5%, respectively, over the comparable periods last year on planned reductions in circulation of 24% and 16%, respectively.

For the thirteen and thirty-nine week periods ended November 2, 2002, gross profit as a percentage of net sales was 26.3% and 26.7%, respectively, versus 24.3% and 26.8% for the comparable periods last year. The increase in percentage for the quarter resulted from a decrease of 210 basis points in net material costs. This net material decrease was partially offset by an increase of 10 basis points in order postage expense. The decrease in the year to date gross profit percentage resulted from increased occupancy costs of 125 basis points related to the new stores opened since the third quarter of 2001 and to an increase in order postage expense of 35 basis points. The increases in occupancy and order postage expense were offset by decreased net material costs of 150 basis points.

Selling, general and administrative expenses as a percentage of net sales for the thirteen and thirty-nine week periods ended November 2, 2002 were 42.9% and 39.5%, respectively, versus 48.4% and 41.5%, respectively, for the comparable periods last year. For the quarter, reduced catalog costs associated with planned reductions in circulation in the direct marketing channel contributed approximately 320 basis points to the decrease in percentage. Additionally, strong expense control in the retail store segment contributed the remaining 230 basis points of the quarterly decrease. For the year, reduced catalog costs associated with planned reductions in circulation in the direct marketing channel contributed approximately 185 basis points to the decrease in percentage and strong retail store expense control contributed the remaining 15 basis points of the decrease.

As of June 11, 2002, the Board of Directors approved an amendment to the eligibility requirement of the Retiree Health Plan (“The Plan”). This amendment restricts regular full time associates from continuing to accrue points towards eligibility if those associates have not accumulated a minimum of 10 years of services as of December 31, 2002. As a result, during the second quarter, the Company recorded a gain on curtailment of $642 thousand, which is stated separately on the Statement of Operations.

Net interest expense for the thirteen and thirty-nine week periods ended November 2, 2002 was $340 thousand and $965 thousand, respectively, compared to $467 thousand and $616 thousand during the comparable periods last year. For the quarter, the Company’s improved cash position resulted in a decrease in net interest expense due to decreased cash borrowings and increased income from investments. The year-to-date increase in net interest expense is principally related to increased interest rates in the revolving credit agreement effective in Fiscal 2002 and to reduced income from investments due to lower interest rates in the current fiscal year. These increases were partially offset by a decrease in the interest rate on the capital lease.

As a result of the foregoing, for the thirteen-week period ended November 2, 2002 the Company reported a net loss of $6.7 million, or $0.78 per basic and diluted share. These results represent a 27% reduction in net loss per basic and diluted share as compared to a net loss of $9.0 million, or $1.07 per basic and diluted share, for the comparable period last year. For the thirty-nine week period ended November 2, 2002 the Company reported a net loss of $15.4 million, or $1.82 per basic and diluted share as compared to a $16.9 million net loss, or $2.03 per basic and diluted share, for the comparable period last year.

Financial Condition and Liquidity

For the thirty-nine week period ended November 2, 2002, net cash used by operating activities totaled $32.9 million, primarily as a result of the net loss, the payment of income taxes and the purchase of inventory. Cash used for investment activities during the first thirty-nine weeks of Fiscal 2002, representing the purchase of property and equipment, amounted to $3.7 million. Cash from financing activities during the thirty-nine week period of Fiscal 2002 amounted to $9.6 million, acquired primarily through borrowings under the Company’s revolving credit agreement and to a lesser extent, proceeds from the exercise of stock options.

For the thirty-nine week period ended November 3, 2001, net cash used by operating activities totaled $55.5 million, reflecting primarily the net loss, the payment of income taxes and the purchase of inventory. Cash used for investment activities during the thirty-nine week period of Fiscal 2001, representing the purchase of property and equipment amounted to $13.9 million. Cash from financing activities during the thirty-nine week period of Fiscal 2001 amounted to $35.6 million, acquired primarily through borrowings under the Company’s revolving credit agreement.

Merchandise inventories were $79.5 million at November 2, 2002 compared to $55.6 million at February 2, 2002. This higher inventory position is attributable to inventory purchases to support the fourth quarter holiday selling period. At the end of the third quarter of Fiscal 2002, merchandise inventories were 8.6% lower than the comparable period in Fiscal 2001. Inventories at the end of the third quarter were also less than projections due to the west coast longshoremen labor situation and the resulting delay and backlog in container movement. Sales to date were unaffected due to the Company’s efforts in closely monitoring stock availability and accelerating the receipt of certain key goods into the third quarter. In an effort to minimize any adverse impact from the longshoreman labor situation on fourth quarter holiday sales, the Company has proactively redirected certain passage of goods to the east coast and has judiciously increased the use of airfreight.

Receivables decreased 38.6% to $5.0 million at November 2, 2002 compared to $8.2 million at February 2, 2002 as a result of the collection of landlord allowances and decreases in debit memos and trade receivables. The accounts payable balance was $21.9 million at November 2, 2002 compared to $11.2 million at February 2, 2002.

The Company’s capital expenditures in the third quarter of Fiscal 2002 were principally related to the opening of six new stores, including two airport locations. For the year, the Company anticipates opening 15 new stores in total, approximately half of which will be airport locations. Additionally, the Company has remodeled two stores during Fiscal 2002 and is currently reviewing several alternatives to increase its future distribution capacity.

The Company maintains a revolving credit agreement to finance inventory purchases, which historically peak in the third quarter in anticipation of the winter holiday selling season. At November 2, 2002 the company had approximately $9.3 million in outstanding borrowings under its revolving credit agreement. At November 3, 2001, the Company had approximately $35.5 million in outstanding borrowings under its revolving credit agreement.

The Company believes that available borrowings, cash on hand and anticipated cash generated from operations will be sufficient to finance planned retail store openings, remodelings and other capital requirements throughout Fiscal 2002. Looking forward to the fourth quarter of the fiscal year, the Company anticipates same store sales to grow in the mid single digit range and sales in the direct marketing channel to decrease while increasing productivity and restoring profitability in this segment. Overall, the Company anticipates earnings for the fiscal year to range between $1.00 and $1.05 per diluted share as compared to $0.63 in the prior year, an increase in diluted earnings per share in excess of 59% as compared to Fiscal 2001.

Recent Accounting Pronouncements

In November 2002 the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34. This interpretation clarifies the requirements of FASB Statement No. 5, Accounting for

Contingencies relating to the guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees. The disclosure provisions of the interpretation are effective for financial statements of interim or annual periods that end after December 15, 2002. The provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002. The Company is currently evaluating the provisions of this interpretation to determine the impact of adoption.

Other Matters

The Company’s fourth fiscal quarter, which includes the winter holiday selling season, has historically produced a disproportionate amount of the Company’s net sales and substantially all of its income from operations. Factored into this year’s sales and earnings projections, is the shortened holiday selling period between Thanksgiving and Christmas of six less days versus the previous year.

The Company has taken several measures to mitigate the effect of the west coast longshoremen labor situation on inventory levels and sales in the third and fourth quarters of Fiscal 2002. The Company’s efforts in closely monitoring stock availability and accelerating the receipt of certain key goods into the third quarter resulted in adequate inventory levels to support the third quarter sales demand. As the situation worsened, the Company proactively redirected certain passage of goods to the east coast and judiciously increased the use of airfreight. The Company expects inventory levels in the fourth quarter to be higher than last year as certain inventory receipts for first quarter 2003 were accelerated into the fourth quarter when the labor situation was still unresolved.

In March, 2002, the Company was served with a lawsuit brought in California superior court in Los Angeles as a class action on behalf of current and former managers and assistant managers of the Company’s California stores, alleging that they were improperly classified as exempt employees. The lawsuit seeks damages including overtime pay, restitution and attorneys fees. The Company has filed an answer denying the allegations and opposing class certification. At the present time, no class has been certified, nor has there been any determination regarding exempt classification or the extent to which overtime pay may or may not be owed. The Company is vigorously investigating and defending this litigation, but because the case is in the early stages, the financial impact to the Company, if any, cannot be predicted at this time.

Outlook: Important Factors and Uncertainties

Statements in this quarterly report which are not historical facts, including statements about the Company’s confidence or expectations, plans for opening new stores, capital needs and liquidity and other statements about the Company’s operational outlook, are forward-looking statements subject to risks and uncertainties that could cause actual results to differ materially from those set forth in such forward-looking statements. Such risks and uncertainties include, without limitation, risks of changing market conditions in the overall economy and the retail industry, consumer demand, the availability of appropriate real estate locations and the ability to negotiate favorable lease terms in respect thereof, customer response to the Company’s direct marketing initiatives, the effectiveness of e-commerce technology, the availability of products, availability of adequate transportation of such products and other factors detailed from time to time in the Company’s annual and other reports filed with the Securities and Exchange Commission. Words such as “estimate”, “project”, “plan”, “believe”, “feel”, “anticipate”, “assume”, “may”, “will”, “should”, and similar words and phrases may identify forward looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date thereof. The Company undertakes no obligations to publicly release any revisions to these forward-looking statements or reflect events or circumstances after the date hereof.

Item 3:    Quantitative and Qualitative Disclosures about Market Risk

The Company’s exposure to interest rate fluctuations is minimal due to the Company’s use of short-term borrowings and cash flows to fund operations and capital improvements rather than long-term borrowings. The Company does not currently use derivative financial instruments and management does not foresee or expect any significant changes in its current management strategy.

Item 4:    Controls and Procedures

Within the 90 days prior to the date of filing this Quarterly Report on Form 10Q, the Company carried out an evaluation, under the supervision and with the participation of the Company’s Disclosure Committee and the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings. Subsequent to the date of that evaluation, there have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls, nor were any corrective actions required with regard to significant deficiencies and material weaknesses.

PART II

Other Information

Item 1:    LEGAL PROCEEDINGS

In March, 2002, the Company was served with a lawsuit brought in California superior court in Los Angeles as a class action on behalf of current and former managers and assistant managers of the Company’s California stores, alleging that they were improperly classified as exempt employees. The lawsuit seeks damages including overtime pay, restitution and attorneys fees. The Company has filed an answer denying the allegations and opposing class certification. At the present time, no class has been certified, nor has there been any determination regarding exempt classification or the extent to which overtime pay may or may not be owed. The Company is vigorously investigating and defending this litigation, but because the case is in the early stages, the financial impact to the Company, if any, cannot be predicted at this time.

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

None

Item 5:    OTHER INFORMATION

None

Item 6:    EXHIBITS AND REPORTS ON FORM 8-K

A)    Exhibits

Exhibit 99.1    Certification of Chief Executive Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002

Exhibit 99.2    Certification of Chief Financial Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002

Exhibit 99.3    Certification of Chief Executive Officer pursuant to Section 906 of The Sarbanes-OxleyAct of 2002

Exhibit 99.4    Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

B)    Reports of Form 8-K

No reports on Form 8-K were filed during the period for which this report is filed.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Brookstone, Inc.
(Registrant)

December 17, 2002
/s/    Philip W. Roizin
(Signature)

Philip W. Roizin
Executive Vice President, Finance and Administration, Treasurer and Secretary
(Principal Financial Officer and duly authorized to sign on behalf of registrant)