Form 10-K
period 2003-02-01
BROOKSTONE INC
filed 2003-05-02
CIK 830134

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 1, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from              to              .

Commission File Number 0-21406

BROOKSTONE, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	06-1182895
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

17 RIVERSIDE STREET, NASHUA, NH	03062
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code 603-880-9500

Securities registered pursuant to Section 12(b) of the Act:

Title of each class

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $.001

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this

form 10-K.    ☒

At August 3, 2002, the aggregate market value of common stock held by non-affiliates of the Registrant was $102,175,164 based on the closing price ($12.00 per share) for the common stock as reported on The NASDAQ Stock Market on August 3, 2002.

The number of shares outstanding of the registrant’s Common Stock, $.001 par value, as of April 11, 2003 was 8,557,346 shares.

Documents Incorporated By Reference

Portions of the registrant’s Proxy Statement for its 2003 Annual Meeting of Stockholders are incorporated by reference in Part III hereof.

Table of Exhibits appears on Page 69.

BROOKSTONE, INC.

2002 FORM 10-K ANNUAL REPORT

PART I

ITEM 1.    Business

Brookstone, Inc. (the “Company”) is a nationwide specialty retailer whose strategy is to develop unique, proprietary branded products and offer them to customers via multiple distribution channels including retail stores, catalogs, and the Internet. The Company’s retail portfolio includes three brands: Brookstone, Gardeners Eden, and Hard-to-Find-Tools. The Brookstone brand features an assortment of consumer products functional in purpose, distinctive in quality and design and not widely available from other retailers. Brookstone’s merchandise includes lawn and garden, health and fitness, home and office and travel and auto products. Hard-to-Find-Tools features solutions for home owners primarily focused on home improvement and the indoor and outdoor home environment. Gardeners Eden is a garden inspired lifestyle brand which features garden themed home accessories, live plants, and outdoor furniture. The Company offers approximately 2,500 active stock-keeping units (“SKUs”) for Brookstone and Hard-to-Find-Tools, and approximately the same amount for Gardeners Eden at any given time. The Company sells its products through 258 full-year stores (including 26 airport based stores, three outlet stores and two Gardeners Eden stores) in 39 states, the District of Columbia and Puerto Rico. In addition to these full-year stores, Brookstone operates temporary stores and kiosks during the winter holiday season; there were a total of 64 such stores operating during the 2002 holiday season. The Company also operates a direct marketing business, which is comprised of three catalog titles (Hard-To-Find-Tools,Brookstone Catalog, and Gardeners Eden), an interactive Internet site, www.Brookstone.com, and sales to corporate customers. For a further description of the Company’s business segments, see Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 6 of the Notes to Consolidated Financial Statements on page 44.

The Company was incorporated in Delaware in 1986. The Company is a holding company, the principle assets of which is the capital stock of Brookstone Company, Inc. and Gardeners Eden Company, Inc., both New Hampshire corporations that, along with their direct and indirect subsidiaries, operate the Company’s business. As used in this report, unless the context otherwise requires, the term “Company” refers collectively to Brookstone, Inc. and its operating subsidiaries. The Company’s executive offices are located at 17 Riverside Street, Nashua, New Hampshire 03062 and its telephone number is (603) 880-9500.

Retail Store Business

Brookstone Brand

Merchandising and Marketing

Merchandising.    The Brookstone brand seeks to be a leader in identifying and selling products which are functional in purpose, distinctive in quality and design and not widely available from other retailers. Brookstone’s products are intended to make some aspect of the user’s life easier, better, more enjoyable or more comfortable. A large majority of the Brookstone products bear the Brookstone name in an effort to reinforce its franchise value and generate customer loyalty.

The following lists Brookstone’s four current product worlds and 23 current product categories:

Lawn & Garden	Health & Fitness	Home & Office	Travel & Auto
Backyard Leisure	Personal Care	Audio/Video	Automobile
Garden	Personal Accessories	Optical	Travel
Outdoor Games	Home Comfort	Wine	Safety / Security
Christmas	Household	Kitchen	Lighting
Pool / Beach	Bedding	Games	Tools
Time / Weather	Massage	Stationery

The Company believes that the uniqueness, high quality construction, innovation and design of its products are apparent to its customers. For example, Brookstone offers a BBQ tool set as part of its Brookstone Heritage collection, which is ergonomically designed, and made of high strength, stainless steel and beautiful rosewood. This design and construction are intended to convey the message that this tool set will tend to outlast and be easier to work with than competing BBQ tools in a similar price range. In 2002 the Company introduced the Wafer-Thin CD System, a Brookstone-designed and engineered stereo and CD player that incorporates cutting-edge flat-panel speaker technology in a compelling design and at an approachable price. Due to the unique nature of its products, Brookstone has obtained both functional and design patents on its products. Information on the features and benefits of products is further conveyed through display cards and attentive customer service.

The qualities of Brookstone’s products make them suitable for gift giving. A majority of Brookstone’s sales are attributable to products purchased as gifts, especially for men, and Brookstone’s two busiest selling seasons occur prior to Christmas and Father’s Day. The distinctive quality and design of Brookstone’s products are intended to create an image that each product is special. In addition, Brookstone’s effort to educate its customers about its products is often important in connection with the purchase of a gift, particularly if the customer is uncertain as to which product features might be most attractive to the recipient.

Brookstone prices its products to be affordable to the typical mall shopper. The majority of Brookstone’s products are priced at less than $40.00, although the items in its stores are priced in a range from $5.00 to approximately $3,200.00. Brookstone closely monitors gross profit dollar contribution by SKU and adjusts merchandise displays accordingly.

Brookstone’s success depends to a large degree upon its ability to introduce new or updated products in a timely manner. Brookstone’s current policy is to replace or update approximately 30% of the items in its merchandise assortment every year, thereby maintaining customer interest through the freshness of its product selections and further establishing Brookstone as a leader in identifying high quality, functional products which are not widely available from other retailers. While the average sales life of Brookstone products is between two and four years, the sales life of certain products may be significantly shorter.

The Brookstone Store.    Brookstone believes its retail stores are distinctive in appearance and in the shopping experience they provide. Brookstone emphasizes the visual aspects of its merchandise presentation and the creation of a sense of “theater” in its stores. Recognizing the functional nature of many of its products, Brookstone strives to present its merchandise in a manner that will spark the interest of shoppers and encourage them to pick up sample products. At least one sample of each product is displayed with an information card highlighting the features and benefits of the product in an easy-to-read format. Special signs and displays give prominence to selected products which Brookstone believes will have particular appeal to shoppers. In Fiscal 2002, the Company conceived, refined and tested a new store design to better showcase the Company’s products. This new store design features more flexible fixtures, improved marketing and enhanced product displays and will begin its national roll out in Fiscal 2003.

Seasonal Stores.    Brookstone’s seasonal stores are typically open during the winter holiday selling season. These include both kiosks positioned in common areas of shopping malls and other retail sites and temporary stores set up within vacant retail in-line space. These locations are designed to carry a limited line of Brookstone’s most popular, gift-oriented merchandise. The typical Brookstone kiosk is a temporary structure of approximately 160 square feet, which can carry approximately 120 SKUs. The typical temporary store has approximately 1,500 square feet and is designed to carry up to 300 SKUs. Both kiosks and temporary stores are built with reusable, portable and modular materials.

Marketing.    Brookstone’s principal marketing vehicles are the Brookstone stores and its catalogs. Brookstone’s eye-catching open storefront design and attractive window displays are designed to attract shoppers into its stores by highlighting products that are anticipated to be of particular interest to customers and are appropriate to the season. In addition, Brookstone creates in-store displays of many of its key products in attractively gift-wrapped packages to provide added convenience to its customers, particularly during its two busiest selling periods, Christmas and Father’s Day. Both the Company’s Brookstone Catalog and its Internet site identify Brookstone’s retail store locations, and the stores advertise the Internet program and supply customers with catalogs. The Company’s merchandising strategy does not depend on price discounting.

In addition to its stores and catalogs, Brookstone markets its brand and products to consumers via an aggressive public relations program aimed at the news media. Throughout 2002, key Brookstone products appeared prominently in a variety of national publications, including The New York Times, The Wall Street Journal, Time and Newsweek magazines and USA Today, as well as on some of the country’s top television shows, including NBC Today, NBC Nightly News and The Oprah Winfrey Show.

Product Sourcing

Brookstone continually seeks to develop, identify and introduce new products that meet its quality and profitability standards. Brookstone employs a staff of specialized merchandise directors who actively participate in the design process for many new products. These directors also travel worldwide visiting trade shows, manufacturers and inventors in search of new products for Brookstone’s stores, Internet site and catalogs. The Company has product development sourcing agents in Hong Kong, Taiwan, France, Korea and Mainland China. These agents provide the Company with important venues for developing relationships with manufacturers and allow the Company to monitor and maintain quality standards throughout the development and manufacturing process.

Brookstone Labs, the Company’s internal product design and development facility, in cooperation with the merchandise directors, provides design and engineering support for innovative Brookstone-branded products.

For quality assurance, the Company employs a staff to review and evaluate its products. Once a product has been approved, Brookstone begins negotiations with the product’s vendor to secure a source of supply. When determining which products to introduce, the Company takes into account the probable cost of the product relative to what the Company believes the product’s appropriate selling price will be, as well as whether the product has the potential to be available through mass merchant channels, thereby diluting the sense of uniqueness which Brookstone seeks to convey to its customers. While the time between the approval of a new product and its introduction in the stores varies widely, the typical period is between two and four months. For products designed by the Company, the period from conception of the idea to introduction in the stores can be significantly longer.

As a result of Brookstone’s product development infrastructure, the percentage of Brookstone branded products in Brookstone stores has risen from 14% in 1996 to over 65% in 2002.

Store Operation and Training

The Company employs regional managers, district managers and assistant district managers to supervise the Company’s stores. Staffing of a typical store includes a store manager, an assistant store manager, a second assistant store manger, and approximately 10 to 15 full and part-time sales associates, depending upon the time of year. Store associates are trained to inform and assist customers in the features, benefits and operation of the Company’s merchandise. Store associates receive weekly product updates from the Company’s headquarters, which highlight both new and other selected products. The Company has developed incentive compensation programs for its retail store management team which reward individual and store performance based on profitability.

The Company uses “Closing Strong” and “Prodigy,” selling skills programs designed to train all associates in the art of identifying and qualifying customers, and in closing the sale. The programs focus on generating incremental sales through increasing demo sales, units per transaction and big-ticket sales.

Expansion Strategy

The Company operates 256 Brookstone stores in 39 states, the District of Columbia and Puerto Rico. Brookstone’s stores are primarily located in high traffic regional malls, as well as in central retail districts and multi-use specialty projects, such as Copley Square in Boston, The Forum Shops in Las Vegas and Rockefeller Center and West 57th Street in New York City. Brookstone’s stores also include airport stores in terminals throughout the country.

Brookstone locates its stores in areas which are destinations for large numbers of shoppers and which reinforce the Company’s quality image. To assess potential new mall locations, Brookstone applies a stringent set of financial as well as other criteria to determine the overall acceptability of a mall and the optimal locations within it. Non-mall locations are selected based on the level and nature of retail activity in the area. Brookstone believes that its distinctive store and innovative merchandise provide a unique shopping experience, which makes it a desirable tenant to regional mall developers and other prospective landlords. The Company’s new Brookstone stores average approximately 3,500 square feet, approximately 2,800 of which is selling space. Airport stores range from approximately 600 to 1,200 square feet in size and typically carry a limited assortment of Brookstone’s products.

Brookstone’s store expansion strategy is to open stores in existing markets where it can build on its name recognition and achieve certain operating economies of scale, and in new markets where management believes it can successfully transport Brookstone’s unique positioning and strategy. The Company opened 12 Brookstone stores in Fiscal 2002, including six airport stores; 25 stores in Fiscal 2001, including seven airport stores; 14 stores in Fiscal 2000, including two airport stores; 15 stores in Fiscal 1999, one of which was an airport store; and 24 stores in Fiscal 1998, seven of which were airport stores. The Company plans to open approximately 15 to 20 new Brookstone stores in Fiscal 2003, including up to nine airport locations. Brookstone continually monitors individual store profitability and will consider closing any stores that do not meet its performance criteria. Brookstone closed two stores in Fiscal 2002, two stores in Fiscal 2001, two stores in Fiscal 2000, no stores in Fiscal 1999, and five stores in Fiscal 1998. In Fiscal 2003, the Company anticipates closing a nominal number of stores.

In Fiscal 2002, the Company conceived, refined and tested a new store design to better showcase the Company’s most compelling and innovative products. This new store design features more flexible fixtures, improved marketing and enhanced product displays and will begin its national roll out in Fiscal 2003.

Brookstone operated 64 seasonal stores (27 kiosks and 37 temporary in-line) during the 2002 winter holiday season. During the 2001 winter holiday selling season, Brookstone operated 67 seasonal stores (35 kiosks and 32 temporary in-line); 60 seasonal stores (31 kiosks and 29 temporary in-line) during the 2000 winter holiday selling season; 71 seasonal stores (44 kiosk and 27 temporary in-line) during the 1999 winter holiday season; 95 seasonal stores (52 kiosk and 43 temporary in-line) during the 1998 winter holiday season and 50 temporary in-line seasonal stores during the 1998 summer season. Brookstone plans to operate approximately 65 seasonal stores during the 2003 winter holiday selling season based on the availability of acceptable sites. Use of seasonal stores also provides the Company the ability to test retail sites during the period of the year when customer traffic and sales prospects are greatest. In certain cases, seasonal stores may be operated at a mall where there is a Brookstone retail store. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Outlook: Important Factors and Uncertainties” (found on pages 30-34 of this document).

Gardeners Eden Brand

The Company purchased the Gardeners Eden brand in May of 1999. At the time, Gardeners Eden was a catalog only business. The Company believes that a Gardeners Eden retail store concept contains much promise, and in Fiscal 2001 the Company opened its first two Gardeners Eden stores, signifying the launch of its new retail store concept tied to its Gardeners Eden catalog title.

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

The stores contain approximately 4,000–5,000 sq. ft. of interior selling space coupled with exterior selling space of approximately 1,500 sq. ft. The stores design is meant to reflect nature; when the customer enters they smell the aroma of live plants. The stores also feature natural lighting through extensive use of skylights.

The Company employs dedicated Gardeners Eden merchants, planners and store personnel, but, to as great an extent as possible, leverages the Company’s support infrastructure.

The Company anticipates opening up to two additional Gardeners Eden locations in Fiscal 2003.

Direct Marketing Business

The Company was founded in 1965 as a mail order marketer of hard-to-find tools. In Fiscal 2002, the direct marketing business accounted for approximately 17% of the Company’s net sales as compared to 18% of the Company’s net sales in both Fiscal 2001 and Fiscal 2000. The direct marketing business is comprised of three catalog titles (Hard-To-Find-Tools, Brookstone Catalog and Gardeners Eden), an interactive Internet site, www.Brookstone.com <http://www.Brookstone.com>, and sales to corporate customers. In Fiscal 2002, the Company mailed a total of approximately 30.9 million catalogs, with 30 separate mail dates.

The Hard-To-Find-Tools catalog features a broad assortment of approximately 1,500 products, set forth in what the Company believes to be an informative and convenient format. Whereas most of the products sold through the Company’s stores are sold as gifts, most of the products sold through the Hard-To-Find-Tools catalog are primarily sold directly to the end-user. Approximately 90% of the products in the Hard -To-Find-Tools catalog are not available in the Company’s stores.

The Company also produces the Brookstone Catalog, which offers a selection of merchandise generally available in the Company’s retail stores. The Brookstone Catalog is usually distributed before Father’s Day and Christmas, the Company’s two busiest selling seasons and in Fiscal 2002, the Company added an additional post-holiday mailing. The Brookstone Catalog is mailed to persons with demographic profiles similar to those of buyers in the Company’s stores.

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

Brookstone has operated an interactive Internet site since 1996 featuring an offering of products from catalogs and retail stores. During the third quarter of Fiscal 2001, the Company brought on-line version 6.0 of the web site. This website offers the Company’s widest selection of product, featuring both products from the Brookstone and Hard-to-Find-Tools catalogs and its Brookstone retail stores. This site is the Company’s most sophisticated to date, with faster response and improved navigation. Features incorporated in this release include a sophisticated gift finder, enhanced product search, membership with address books, enhanced product images, multimedia for special products, enhanced cross-selling by SKU and Lifestyle presentations for purchasing complementary products. Customer service enhancements include real time inventory availability, order history inquiry and on-line order tracking. In Fiscal 2003, the Company anticipates launching a full commerce website for its Gardeners Eden brand.

Merchandising, Marketing and Product Sourcing

Brookstone employs a merchandising team that is dedicated exclusively to identifying products for the Company’s Hard-To-Find-Tools catalog. The approval process for new Hard-To-Find-Tools products is similar to the approval process for new products in the Company’s stores. A dedicated staff selects products for the Brookstone Catalog and Internet from the product assortment available in the Company’s stores, plus catalog and Internet-exclusive products in existing categories. A merchandising team is dedicated to the selection of products for the Gardeners Eden catalog. Products for all catalogs are chosen based on their previous or estimated direct marketing order productivity. The Company also employs a marketing staff responsible for list selection, management of marketing offers and tests of catalog activity.

Distribution and Management Information Systems

The Company operates a single 181,000 square foot distribution facility located in Mexico, Missouri. Nearly all of the Company’s inventory is received and distributed through this facility, which supports both the retail store and direct marketing distribution systems. The Company maintains an inventory of products in the distribution center in order to ensure a sufficient supply for sale to customers. Distributions to stores are made, at a minimum, on a weekly basis predominantly via UPS. Distributions to direct marketing customers are made daily, predominantly via UPS and Airborne. The facility also houses the Company’s direct marketing customer sales and contact center. The Company utilizes an outside customer sales and contact center to handle overflow order calls and to provide coverage during off-peak hours. In addition to this facility, the Company leases up to 270,000 square feet in Mexico, Missouri to handle its distribution support functions. Overflow from the direct marketing business may also be handled by a third party distribution center which primarily handles Internet order fulfillment.

Efficient and effective logistics management is a primary focus for the Company throughout the supply chain. The Company uses distribution control software and a sales and inventory management system. These systems, along with the store-based point-of-sale system and our direct marketing management system, provide daily tracking of item activity and availability to the Company’s inventory allocation and distribution teams. Additionally, the Company uses a sales forecasting and a distribution requirements planning client-server based system. This system generates weekly sales forecasts by SKU by selling location to determine replenishment requirements and recommends optimal inventory purchases to the merchandise procurement team.

After a comprehensive review of the Company’s anticipated distribution requirements for the next five years, management has decided to physically expand its current distribution center in Mexico, Missouri by an incremental 213,000 square feet of high bay, high density space. This additional space will replace up to approximately 270,000 square feet of un-racked space. This un-racked space is covered under several short-term leases and temporary seasonal rental arrangements. Phase I of this expansion was initiated in Fiscal 2001 through the enhancement of the warehouse management system to increase the efficiency of receiving and shipping goods. Phase II will consist of the physical expansion of the distribution center to occur in Fiscal 2003. The

Company also anticipates completing Phase III of the expansion in Fiscal 2004. During Phase III, the Company will replace its current material handling system inside the distribution center with a state-of-the-art materials handling system to further enhance productivity by increasing automation and reducing the amount of physical handling of product.

Vendors

The Company currently conducts business with approximately 900 vendors, of which approximately 300 are located overseas. In Fiscal 2002, no single vendor supplied products representing more than 18.2% of net sales, with the 10 largest vendors representing approximately 37% of net sales. Although the Company’s sales are not dependent on any single vendor, the Company’s operating results could be adversely affected if any of its 10 largest vendors were unable to continue to fill the Company’s orders for such vendor’s products or failed to fill those orders in a timely way.

Seasonality

The Company’s sales in the second fiscal quarter are generally higher than sales during the first and third quarters as a result of sales in connection with Father’s Day. The fourth fiscal quarter, which includes the winter holiday selling season, has historically produced a disproportionate amount of the Company’s net sales and substantially all of its income from operations.

The seasonal nature of the Company’s business increased in Fiscal 2002 and is expected to continue to increase in Fiscal 2003 as the Company opens additional retail stores and continues its program to operate a significant number of small, temporary locations during the winter holiday selling season. In Fiscal 2002, most of the Company’s new stores were opened in the second half of the fiscal year.

Competition

Competition is highly intense among specialty retailers, traditional department stores and mass-merchant discount stores in regional shopping malls and other high-traffic retail locations. The Company competes for customers principally on the basis of product assortment, convenience, customer service, price and the attractiveness of its stores. The Company also competes against other retailers for suitable real estate locations and qualified management personnel. Because of the highly seasonal nature of the Company’s business, competitive factors are most important during the winter holiday selling season.

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

The Company’s direct marketing business competes with other direct marketing retailers offering similar products. The direct marketing industry has become increasingly competitive in recent years, as the number of catalogs mailed to consumers has increased and with the advent of the Internet.

Employees

As of April 5, 2003, The Company had 1,345 regular full-time associates, of which 734 were salaried and 611 were hourly. As of such date, the Company also employed an additional 1,430 part-time and 217 temporary associates. The Company regularly supplements its workforce with temporary workers, especially in the fourth quarter of each year to service increased customer traffic during the peak winter holiday selling season. The Company believes that the success of its business depends, in part, on its ability to attract and retain qualified personnel. None of the Company’s employees are represented by labor unions, and the Company believes its employee relations are excellent.

Trademarks

The Company’s “BROOKSTONE” trademark has been registered in various product classifications with the United States Patent and Trademark Office and in several foreign countries. In addition, the Company has applications to register the “BROOKSTONE” trademark still pending in several foreign countries. The Company acquired the trademarks “GARDENERS EDEN” and “GARDENERS EDEN (with Design)” and their associated registrations with the United States Patent and Trademark Office from Williams-Sonoma, Inc. in connection with its acquisition of the Gardeners Eden catalog in May of 1999. The Company also owns or is seeking registration of in various jurisdictions used by the Company in its business.

ITEM 2.    Properties

The Company leases all of its retail stores. New retail store leases have an average initial term of 10 years. As of February 1, 2003, the unexpired terms under the Company’s then existing store leases averaged just under six years. Store leases may permit the Company to terminate the lease after approximately five years if the store does not achieve specified levels of sales. In most leases, the Company pays a minimum fixed rent plus a contingent rent based upon net sales of the store in excess of a certain threshold amount. The Company does not believe the termination of any particular lease would have a material adverse effect on the Company. The following chart describes the number of store leases that will expire in the periods indicated:

YEAR	LEASES EXPIRING
2003	28
2004	12
2005	24
2006	26
2007	27
2008 and thereafter	141

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

After a comprehensive review of the Company’s anticipated distribution requirements for the next five years, management has decided to physically expand its current distribution center in Mexico, Missouri by an incremental 213,000 square feet of high bay, high density space in Fiscal 2003. At February 1, 2003, the Company leased approximately 40,000 square feet in Mexico, Missouri on a lease expiring May 31, 2003 and another 114,000 square feet under a lease that expires in November 2003. The Company anticipates renewing the leases on these spaces until the distribution center expansion is complete.

The Company leases a building with approximately 51,000 square feet in Nashua, New Hampshire to house its corporate headquarters. The lease expires May 31, 2004, with two five-year renewal options. The Company is presently evaluating its future space requirements. Its final decision to renew its current lease or relocate will depend significantly on these requirements and the costs associated with these alternatives.

ITEM 3.    Legal Proceedings

In March of 2002, the Company was served with a lawsuit brought in California superior court in Los Angeles as a class action on behalf of current and former managers and assistant managers of the Company’s California stores, alleging that they were improperly classified as exempt employees. The lawsuit seeks damages including overtime pay, restitution and attorneys fees. The Company has filed an answer denying the allegations and opposing class certification. At the present time, no class has been certified, nor has there been any determination regarding exempt classification or the extent to which overtime pay may or may not be owed. While the Company continues to vigorously defend the allegations brought against it, it has entered into settlement negotiations with legal counsel for the plaintiffs and may choose to settle this matter.

The Company is involved in various routine legal proceedings incidental to the conduct of its business. The Company does not believe that any of these legal proceedings will have a material adverse effect on the Company’s financial condition or results of operations.

ITEM 4.    Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders of the Company during the fourth quarter of Fiscal 2002.

ITEM 4A.    Executive Officers of the Registrant

The executive officers of the Company are as follows:

NAME	AGE	PRESENT POSITION
Michael F. Anthony	48	Chairman of the Board, President and Chief Executive Officer

Philip W. Roizin	44	Executive Vice President, Finance & Administration

Alexander M. Winiecki	55	Executive Vice President, Store Operations

Carol A. Lambert	49	Vice President, Human Resources

Kathleen A. Staab	55	Vice President, Gardeners Eden

Gregory B. Sweeney	48	Vice President, General Manager Direct Marketing

M. Rufus Woodard, Jr.	46	Vice President, Merchandising

MICHAEL F. ANTHONY was appointed Chairman of the Board, President and Chief Executive Officer of the Company in March 1999. He was President and Chief Executive Officer of the Company from September 1995 until March 1999. From October 1994 until September 1995, Mr. Anthony served as President and Chief Operating Officer of the Company. From 1989 to October 1994, he held various senior executive positions with Lechter’s, Inc., a nationwide chain of 600 specialty stores, including President in 1994, Executive Vice President from 1993 to 1994 and Vice President/General Merchandise Manager from 1989 to 1993. From 1978 to 1989, he was with Gold Circle, which at the time was a division of Federated Department stores, where he held various merchandising positions, including Divisional Vice President/Divisional Merchandise Manager from February 1986 to 1989.

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

ALEXANDER M. WINIECKI was appointed Executive Vice President, Store Operations in May 2000. He was Senior Vice President, Store Operations of the Company from March 1994 until May 2000, having previously served as Vice President, Store Operations of the Company beginning in October 1990. Mr. Winiecki was Executive Vice President of Decor Corporation, a retailer of framed fine art prints and posters, from November 1989 until September 1990. He was Vice President, Administration of Claire’s Boutiques, Inc., a

chain of women’s costume jewelry and accessory specialty stores, from November 1986 until October 1989. From February 1985 until November 1986, Mr. Winiecki was a Regional Vice President of The Ben Franklin Stores, a chain of craft and variety stores, which was a division of Household Merchandising Inc. He was a Regional Manager of The Gap Stores, Inc., a specialty retailer of apparel, from May 1978 until January 1985.

CAROL A. LAMBERT was appointed Vice President of Human Resources in April 2000. Prior to such time, Ms. Lambert held the position of Director of Compensation and Benefits for the Company from August 1996 to April 2000. From 1990 until August 1996 she served as Senior Vice President of Human Resources for Home Bank where she was employed since 1979.

KATHLEEN A. STAAB was appointed Vice President of Gardeners Eden in April 2002 after having worked as a consultant for various retailers since 1998. From 1991 to 1997, Ms. Staab was Vice President, General Merchandise Manager at Talbot’s. Previous to her positions at Talbot’s, Ms. Staab held managerial positions at Jordan Marsh Company and R. H. Macy and Company.

GREGORY B. SWEENEY was appointed Vice President and General Manager of the Direct Marketing segment in February 2001. From June 1998 to January 2001, Mr. Sweeney served as Vice President of Database Marketing at Office Depot, the world’s largest office supply company. From 1981 to 1998, Mr. Sweeney was with L. L. Bean, a national specialty mail order company, where he held various positions including Director of Strategic Planning and Vice President of Customer Loyalty Marketing.

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

Each executive officer has been elected to hold office until the first meeting of the Board of Directors following the next annual meeting of stockholders and until such executive officer’s successor is chosen or qualified or until such executive officer sooner dies, resigns, is removed or becomes disqualified.

PART II

ITEM 5.    Market for Registrant’s Common Equity and Related Stockholders’ Matters.

Stock exchange listing: The Company’s common stock trades on the NASDAQ National Market tier of The NASDAQ Stock Market under the Symbol: BKST

Common Stock:

Fiscal 2001			Fiscal 2002
Quarter	High	Low	Quarter	High	Low
First	$16.47	$14.50	First	$17.00	$11.50
Second	$17.70	$13.68	Second	$17.74	$12.00
Third	$14.05	$10.35	Third	$14.65	$9.54
Fourth	$13.05	$10.55	Fourth	$16.15	$13.19

As of April 11, 2003, there were 8,557,346 shares of common stock, $.001 par value per share, outstanding and held of record by 137 stockholders. The Company has never paid a cash dividend and currently plans to retain any earnings for use in the operations of the business. For restrictions on payment of dividends, see Note 7 of the Notes to Consolidated Financial Statements.

Equity Compensation Plan Information

Plan Category	Number of Securities To Be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans
Equity Compensation plans approved by security holders	1,147,800	$12.36	241,837

The above table summarizes the Company’s Equity Compensation Plans. At February 1, 2003, the Company had no equity compensation plans that were not approved by security holders.

ITEM 6.    Selected Financial Data

Brookstone, Inc.

Selected Financial Data

(In thousands, except operating and per share data)

	Fiscal
	2002	2001	2000*	1999	1998
Income Statement Data: (1)
Net sales	$375,878	$352,917	$364,541	$326,855	$276,051
Cost of sales	235,039	224,643	224,968	199,569	175,381
Gross profit	140,839	128,274	139,573	127,286	100,670
Selling, general and administrative expenses	120,858	118,590	114,187	104,554	83,589
Gain on curtailment of retiree medical plan	642	—	—	—	—
Income from operations	20,623	9,684	25,386	22,732	17,081
Interest expense, net	1,268	1,028	626	1,125	1,672
Provision for income taxes	7,355	3,324	9,508	8,297	6,071

Income before cumulative effect of accounting change	12,000	5,332	15,252	13,310	9,338
Cumulative effect of accounting change, net of tax	—	—	(308)	—	—

Net income	$12,000	$5,332	$14,944	$13,310	$9,338

Earnings per share—basic
Income before cumulative effect of accounting change	$1.41	$0.64	$1.84	$1.63	$1.17
Cumulative effect of accounting change, net of tax	—	—	(0.04)	—	—

Net income	$1.41	$0.64	$1.80	$1.63	$1.17

Earnings per share—diluted
Income before cumulative effect of accounting change	$1.40	$0.63	$1.80	$1.58	$1.13
Cumulative effect of accounting change, net of tax	—	—	(0.04)	—	—

Net income	$1.40	$0.63	$1.76	$1.58	$1.13

Weighted average shares outstanding—basic	8,485	8,361	8,310	8,155	7,988
Weighted average shares outstanding—diluted	8,601	8,493	8,472	8,422	8,285
Operating Data: (Unaudited)
Increase/(Decrease) in same store sales (2)	3.5%	(8.6%)	3.5%**	5.8%	6.0%
Net sales per square foot of selling space (3)	$479	$484	$538	$521	$501
Number of stores:
Beginning of period	248	223	211	196	177
Opened during period	12	27	14	15	24
Closed during period	2	2	2	—	5
End of period	258	248	223	211	196
Number of winter holiday seasonal stores	64	67	60	71	95
Balance Sheet Data (at period end):
Total assets	$180,592	$157,105	$159,168	$141,906	$114,561
Long-term debt, excluding current portion	2,110	2,273	2,414	2,511	2,612
Total shareholders’ equity	120,756	107,785	102,511	87,310	72,310

*	Fifty-three week year **Based upon fifty-two weeks

1.	Effective January 30, 2000, the Company changed its revenue recognition policy for catalog sales and other drop shipment sales to be in accordance with the provisions of Securities and Exchange Commission’s Staff Accounting Bulletin No.101, “Revenue Recognition in Financial Statements” (“SAB 101”). Under the provision of SAB 101, revenue is recognized at time of customer receipt instead of at time of shipment. The cumulative effect of this change for prior periods is $0.3 million, net of tax of $0.2 million. The pro forma effect of SAB 101 on the net income of prior periods presented is not material.

In the fourth quarter of Fiscal 2000, the Company changed its income statement classification of shipping and handling fees and costs in accordance with EITF 00-10, “Shipping and Handling Fees and Costs” (“EITF 00-10”). As a result of this adoption of EITF 00-10, the Company now reflects shipping and handling fees billed to customers as revenue while the related shipping and handling costs are included in cost of goods sold. Prior to the adoption of EITF 00-10 such fees and costs were netted in selling, general and administrative expenses. Shipping and handling fees and costs for all prior periods presented have been reclassified to conform to the new income statement presentation.

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

ITEM 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Critical Accounting Estimates

Preparation of the Company’s financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company reviews its estimates on an ongoing basis and makes judgments about the carrying value of assets and liabilities based on a number of factors. These factors include historical experience, guidance provided by outside experts and assumptions made by management that are believed to be reasonable under the circumstances. The most significant areas involving management’s judgments and estimates are described below.

Revenue Recognition.    The Company recognizes revenue from sales of merchandise at the time of customer receipt. For its direct to customer segment, the Company recognizes the revenue from these sales on the third business day after shipment as a result of delivery time. Revenue is recognized net of estimated merchandise returns and allowances.

Inventory Reserves.    The Company maintains information about its merchandise performance at the item level. This level of detail enables the management team to assess the viability of each item and to estimate the Company’s ability to sell through each item. The Company recognizes the write-down of slow moving or obsolete inventory in cost of sales when the write-down is probable and estimable. Management’s estimates can be affected by many factors, some of which are outside the Company’s control, which include but are not limited to, consumer buying trends and general economic conditions.

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

Deferred tax assets.    The carrying value of the Company’s net deferred tax assets assumes that the Company will be able to generate sufficient future taxable income in certain tax jurisdictions, based on estimates and assumptions. If these estimates and related assumptions change in the future, the Company may be required to record a valuation allowance against its deferred tax assets resulting in income tax expense in the Company’s consolidated statement of operations. Management evaluates the realizability of the deferred tax assets and assesses the need for valuation allowances periodically.

Valuation of Long-Lived Assets.    The Company reviews long-lived assets for impairment at least annually or whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. Each impairment test is based on a comparison of the undiscounted net cash flows of individual stores, and consolidated net cash flows for long-lived assets not identifiable to individual stores, to the recorded value of the asset. Significant judgments are made in projecting future cash flows and are based on a number of factors, including the maturity of the store, historical experience, recent trends and general economic assumptions. If impairment is indicated, the asset is written down to its estimated fair value on a discounted cash flow basis. While the Company believes that its estimates of future cash flows are reasonable, different assumptions regarding such cash flows could materially affect the Company’s evaluations.

Pension and Other Post-Retirement Benefit Plans.    The Company sponsors defined benefit pension and other post-retirement benefit plans. Major assumptions used in the accounting for these employee benefit plans include the discount rate, expected return on plan assets, rate of increase in employee compensation levels and health care cost increase projections. Assumptions are determined based on Company data and appropriate market indicators, and are evaluated each year as of the plans’ measurement date. A change in any of these assumptions would have an effect on net periodic pension and post-retirement benefit costs reported in the Consolidated Financial Statements.

Deferred Catalog Costs.    The Company accounts for the costs associated with the production and distribution of its catalogs over the life of the catalog which is estimated to be six months. These costs are amortized over the life of the catalog based on the estimated sales curve over this time frame.

Workers’ Compensation Insurance.    The Company retains risk with respect to workers’ compensation claims up to a maximum of $150,000 per claim and $1,015,000 on aggregate claims during the policy year. The provision for estimated workers’ compensation claims includes estimates of the ultimate costs for both reported claims and claims incurred but not reported. These estimates incorporate the Company’s past experience as well as other considerations.

Results of Operations

The following table sets forth certain financial data of the Company expressed as a percentage of net sales for Fiscal 2002, Fiscal 2001 and Fiscal 2000.

	Fiscal Year
	2002	2001	2000
Net sales	100.0%	100.0%	100.0%
Cost of sales	62.5	63.7	61.7

Gross profit	37.5	36.3	38.3
Selling, general and administrative expenses	32.2	33.6	31.3
Gain on curtailment of retiree medical plan	(0.2)	—	—

Income from operations	5.5	2.7	7.0
Interest expense, net	0.3	0.3	0.2

Income before taxes and cumulative effect of accounting change	5.2	2.4	6.8
Provision for income taxes	2.0	0.9	2.6

Income before cumulative effect of accounting change	3.2	1.5	4.2
Cumulative effect of accounting change, net of tax	—	—	(0.1)

Net income	3.2%	1.5%	4.1%

Fifty-two weeks ended February 1, 2003 versus February 2, 2002

Net sales for Fiscal 2002 increased by $23.0 million, or 6.5% to $375.9 million as compared to $352.9 million in Fiscal 2001. In Fiscal 2002, retail sales increased $20.9 million or 7.2% and the direct to customer channel increased $2.1 million or 3.3% on reduced catalog circulation of 14.7%. Driving these increases were strong sales performances and successful new product introductions in audio, wine, stationery, kitchen, personal accessories and travel categories. Of the retail sales increase, same store sales represented $9.1 million, 27 stores (18 full line, seven airport and two Gardeners Eden stores) opened for the full year in Fiscal 2002 but only a portion of Fiscal 2001 represented $6.1 million and 12 new stores (six full line and six airport stores) opened in Fiscal 2002 represented $4.7 million. To a lesser extent, seasonal store operations generated an increase in sales of $0.6 million and increased revenue from customers for shipping and handling contributed $0.4 million in increased sales.

In the direct to customer segment, net sales, excluding income from shipping and handling, increased $1.6 million. This increase is comprised of $6.2 million in the Brookstone Brand (Hard-to-Find-Tools, Brookstone Catalog, Internet and and Corporate sales ), offset by a $4.6 million decrease in the Gardeners Eden Brand. Additionally, increased revenues of $0.5 million were generated from customers for shipping and handling.

Gross profit as a percentage of net sales increased 120 basis points to 37.5% in Fiscal 2002 compared to 36.3% in Fiscal 2001. In Fiscal 2002, net material costs decreased 140 basis points primarily as a result of improved initial margins and reduced markdowns. Order postage expense decreased 10 basis points in Fiscal 2002. Partially offsetting the reduced material costs and order postage expense, was an increase of 30 basis points in occupancy costs resulting from the additional stores open in Fiscal 2002.

Selling, general and administrative expenses as a percent of net sales decreased 140 basis points to 32.2% in Fiscal 2002 as compared to 33.6% in Fiscal 2001. Reduced catalog costs represented a decrease of 160 basis points principally as a result of the Company’s decreased catalog circulation in the direct to customer channel. The decrease in catalog costs was partially offset by a net increase of 20 basis points in costs expended to support the base business.

As of June 11, 2002, the Board of Directors approved an amendment to the eligibility requirement of the Retiree Health Plan (“The Plan”). This amendment restricts regular full time associates from continuing to accrue points towards eligibility if those associates have not accumulated a minimum of 10 years of services as of December 31, 2002. As a result, during the second quarter, the Company recorded a gain on curtailment of $642 thousand, which is stated separately on the Consolidated Statement of Income.

Net interest expense as a percent of net sales remained flat at 0.3% in both Fiscal 2002 and Fiscal 2001. The slight increase in net interest expense of $240 thousand in Fiscal 2002 resulted principally from reduced interest income associated with reduced interest rates in Fiscal 2002 on cash balances and investments. Additionally interest expense increased slightly principally related to increased interest rates in the revolving credit agreement effective in Fiscal 2002.

In Fiscal 2002, the Company recorded an income tax provision of $7.4 million, or 2.0% of net sales, as compared to $3.3 million, or 0.9% of net sales in Fiscal 2001. The increase in income tax provision resulted primarily from the increase in pre-tax income in Fiscal 2002.

Despite an overall bleak retail landscape in Fiscal 2002, the retail channel reported a strong performance in Fiscal 2002 as evidenced by an increase in pre-tax income of $3.9 million or 36.9% over Fiscal 2001. The direct to customer segment was restored to profitability in Fiscal 2002. This return to profitability was achieved by reducing unproductive catalog circulation. This resulted in pre-tax income increasing $6.8 million to $4.9 million.

As a result of the foregoing, the Company reported net income of $12.0 million or $1.40 per diluted share in Fiscal 2002, an increase in excess 122% per diluted share. Net income was 3.2% of net sales in Fiscal 2002 compared to 1.5% of net sales in Fiscal 2001.

Fifty-two weeks ended February 2, 2002 versus Fifty-three weeks ended February 3, 2001

Net sales for Fiscal 2001 decreased by $11.6 million, or 3.2% to $352.9 million as compared to $364.5 million in Fiscal 2000. In Fiscal 2001, retail sales decreased $8.9 million, or 3.0% and direct marketing sales decreased $2.7 million, or 4.0% on a circulation decrease of 12.0%. Both retail and direct marketing decreases were primarily attributable to reduced sales since the tragic events on September 11th which severely disrupted consumer shopping patterns. Of the retail store sales decreases, same store sales accounted for approximately $25.7 million of the decrease. This retail store decrease was offset by net sales increases of $13.9 million related to the 27 new stores (18 full line, seven airport and two Gardeners Eden stores) opened in Fiscal 2001 and by an increase of $2.2 million attributable to additional sales from the operation of 14 stores (12 full line and two airport stores) for the full year in Fiscal 2001 that were only open for a portion of Fiscal 2000. Additionally, seasonal store operations accounted for approximately $0.4 million in increased net sales and increased revenue generated from customers for shipping and handling of approximately $0.3 million. The decrease in direct marketing net sales resulted primarily from decreases across all catalog titles amounting to approximately $6.1 million, partially offset by increases in Internet net sales of approximately $1.9 million and increased revenue generated from customers for shipping and handling of approximately $1.5 million.

Gross profit as a percentage of net sales decreased 2.0% to 36.3% in Fiscal 2001 compared to 38.3% in Fiscal 2000. The decrease is primarily due to increased occupancy costs (230 basis points) as a result of the additional stores open in Fiscal 2001 and reduced same store sales, offset by improved product margins.

Selling, general and administrative (“SG&A”) expenses increased $4.4 million to $118.6 million in Fiscal 2001 from $114.2 million in Fiscal 2000. As a percent of net sales, SG&A increased to 33.6% in Fiscal 2001 from 31.3% in Fiscal 2000. This $4.4 million increase includes $4.6 million related to operating expenses associated with new stores opened in Fiscal 2001 and stores open for the full year in Fiscal 2001 that were only open for a partial year in Fiscal 2000. The increase in SG&A also includes $1.2 million associated with marketing costs for the direct marketing segment. These increases were offset by decreases in SG&A of $1.4 million associated with decreases in costs expended to support the base business.

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

Seasonality

The seasonal nature of the Company’s business increased in Fiscal 2002 and is expected to continue to increase in Fiscal 2003 as the Company opens additional retail stores and continues its program to operate a significant number of small, temporary locations during the winter holiday selling season. In Fiscal 2002, most of the Company’s new stores were opened in the second half of the fiscal year.

The Company’s sales in the second fiscal quarter are generally higher than sales during the first and third quarters as a result of sales in connection with Father’s Day. The fourth fiscal quarter, which includes the winter holiday selling season has historically produced a disproportionate amount of the Company’s net sales and all of its income from operations.

Liquidity and Capital Resources

During Fiscal 2002, the Company generated a total of $23.4 million of cash including $22.3 million from operations and $1.1 million from the exercise of stock options. In addition, the Company’s working capital decreased approximately $8.7 million principally due to the increase in other current liabilities, primarily due to increased income taxes payable due to higher pre-tax income in Fiscal 2002 and increased compensation payable in 2002 as a result of Fiscal 2002’s improved financial performance. The Company utilized cash of $6.1 million to fund capital expenditures. The capital expenditures included $4.2 million for new stores, $1.7 million for remodeling and maintenance in existing stores and $0.2 million for other improvements. The Company’s cash position increased $25.2 million from the end of the prior fiscal year, to $54.1 million.

During Fiscal 2001, the Company generated a total of $18.4 million of cash including $18.2 million from operations and $0.2 million from the exercise of stock options and the purchase of stock under the Employee Stock Purchase Plan. In addition, the Company’s working capital increased approximately $10.9 million principally from the timing of payment of accounts payable and other current liabilities. The Company utilized cash of $13.8 million to fund capital expenditures. The capital expenditures included approximately $7.0 million for new stores, approximately $4.0 million for remodeling and maintenance in existing stores, $2.5 million for information systems developments and $0.3 million for distribution center and infrastructure improvements. At the end of Fiscal 2001, the Company’s cash position decreased to $28.9 million, a $6.5 million decrease from the end of the prior fiscal year.

The Company’s primary short-term liquidity needs consist of financing seasonal merchandise inventory build-ups. The Company’s primary sources of financing for such needs are from operations, borrowings under its revolving credit facility and trade credit. The Company typically has no borrowings under the revolving credit facility from January through August, however borrowings typically increase from September through November to finance purchases of merchandise inventory in advance of the winter holiday selling season. The Company generally repays all outstanding borrowings under its revolving credit facility prior to Christmas and relies on cash from operations obtained during the winter holiday selling season until it begins to borrow again under its revolving credit facility the following fiscal year. At February 1, 2003 and February 2, 2002, the Company had no outstanding borrowings under its revolving credit facility, although certain letters of credit in an aggregate amount of approximately $8.1 million and $10.8 million were outstanding, respectively. During Fiscal 2002 and 2001, the Company’s borrowings peaked at $15.0 million and $40.0 million under the revolving credit facility, respectively. Additionally, the maximum amount outstanding during Fiscal 2002 and 2001 still would have allowed the Company to borrow an additional $38.4 million and $19.0 million, respectively under the Borrowing Base calculation as defined in the revolving credit facility.

The Company’s revolving credit facility provides for borrowings of up to $80 million for letters of credit and working capital as long as the Company meets a borrowing base test equal to 50% of the amount of eligible inventory and outstanding documentary letters of credit (increasing to 65% June through July and to 75% August through November). Amounts available for borrowings are reduced by the aggregate amount of outstanding letters of credit, which may not exceed $50 million, and borrowings. The facility requires the Company to have no borrowings (excluding letters of credit) outstanding for at least 30 consecutive days during the period of December 15, 2002 to April 30, 2003. Thereafter, during the December 15th to April 30th time frame, the Company must have no more than $10 million in borrowings (excluding letters of credit) outstanding for 30 consecutive days. Borrowings under the facility bear interest that is dependent on the level of the Company’s fixed charge coverage ratio. Depending on the calculated ratio of the Company’s fixed charge coverage, there are four different levels that have different fees and different margin rates on the applicable borrowings. Under the facility, the interest rates on the facility, at the Company’s option, were either: the agent bank’s base lending rate plus 0.75%, 0.50%, or 0.25%, or the Eurodollar rate for the applicable period plus 2.25%, 2.00%, 1.75% or 1.50%. In addition, the Company is obligated to pay a fee of 0.75%, 0.625%, or 0.50% on the unused portion of the commitment, 1.125%, 1.00%, 0.875%, or 0.75% on the documentary letters of credit and 2.375%, 2.125%, 1.875% or 1.625% on the standby letters of credit. Amounts due under the facility are secured by the personal property of the Company, tangible or intangible including all stock of Brookstone, Inc.’s subsidiaries, but excluding real property, machinery and equipment encumbered on February 21, 2002, and general intangibles. The security interest in the facility is subject to collateral release conditions dependent upon four consecutive quarters fixed charge coverage ratio of 1.40 to 1.00 and consolidated EBITDA for the four quarters then ended of at least $34.5 million. At the Lender’s option, all positive cash balances held by the Lender’s banks may be applied to the outstanding balance of the revolving line of credit. The facility contains a number of restrictive covenants, including limitations on incurring additional indebtedness, granting liens, selling assets, engaging in mergers and other similar transactions, engaging in new business lines and making capital expenditures. In addition, the facility prohibits the payment of cash dividends on common stock and requires that the Company maintain certain financial ratios, including tests pertaining to consolidated net worth, fixed charge coverage and cash flow leverage. This facility has a term that expires February 21, 2005, although it contains an option to extend for one additional year. For all four quarters of Fiscal 2002, the Company was in compliance with these covenants.

Lower market interest rates and plan asset returns have resulted in declines in pension plan asset performance and funded status. The discount rate used for the calculation of plan liabilities at year end was lowered to 6.5% reflecting current economic conditions. The expected long-term rate of return for fiscal year 2003 will be 8% versus the fiscal year 2002 rate of 9%. The 2003 rate was developed by examining historical return rates based on plans’ asset allocation and other factors. As a result, pension expense in 2003 is expected to be negatively impacted. See Note 9 to the Consolidated Financial Statements for further discussion.

The Company has never paid a cash dividend and currently plans to retain any earnings for use in the operations of the business. Any determination by the Board of Directors to pay future cash dividends will be based upon conditions then existing, including the Company’s earnings, financial condition and requirements, restrictions in its financing arrangements and other factors.

The following table (in thousands) summarizes the Company’s contractual and other commercial obligations as of February 1, 2003 and the effect such obligations are expected to have on its liquidity and cash flows in future periods.

Payment Dates	Standby Letters of Credit	Capital Lease Obligations	Operating Lease Obligations	Total
Fiscal 2003	$595	$308	$29,865	$30,768
Fiscal 2004	175	285	29,382	29,842
Fiscal 2005	—	285	28,905	29,190
Fiscal 2006	—	285	26,026	26,311
Fiscal 2007	—	285	28,007	28,292
Thereafter	—	1,615	82,023	83,638

Total	$770	$3,063	$224,208	$228,041

The Company believes its cash balances, funds to be generated by future operations, and borrowing capacity will be sufficient to finance the majority of its normal capital requirements during Fiscal 2003. Additionally, in Fiscal 2003, the Company plans to finance the expansion of its distribution center.

The amount of cash generated from operations is dependent upon many factors including but not limited to the ability of the Company to achieve its business plan and general economic and retail industry conditions in the United States, during the upcoming year. Borrowing under the Company’s Amended Credit Agreement may also be limited by the following factors:

•	Inventory obsolescence issues resulting from decreased revenues, that would affect the borrowing base assets, as eligible inventory in the borrowing base would decrease

•	Borrowings under the Agreement are limited to a borrowing base calculation which may impact the ability of the Company to fund its business

•	The Agreement contains a number of restrictive covenants. If the Company fails to meet any of these covenants, it may severely limit the Company’s ability to conduct its business

•	The Agreement contains a requirement for the Company to have no more than $10 million in borrowings for thirty consecutive days between the December 15th and April 30th timeframe. Failure to do so may severely limit the Company’s ability to borrow under its credit facility.

Fiscal 2003 Store Openings and Capital Expenditure Expectations

The following discussion includes certain forward-looking statements of management’s expectations for store growth and related capital expenditures. These statements should be read in light of the considerations presented under the caption Outlook: Important Factors and Uncertainties (found on pages 30—34 of this document).

The Company expects to add approximately 15 to 20 new Brookstone stores, including up to nine airport locations and up to two Gardeners Eden retail stores, in Fiscal 2003. The Company anticipates the cost of opening a new Brookstone store (based on the new store design), including leasehold improvements (net of landlord allowances), furniture and fixtures, and pre-opening expenses, to average approximately $375,000 and a Gardeners Eden store to average approximately $600,000. In addition, the Company expects a new Brookstone store to require $150,000 and a Gardeners Eden new store to require $200,000 of working capital per store. The Company anticipates the cost of opening airport stores, including leasehold improvements, furniture and fixtures, and pre-opening expenses, to average approximately $250,000, and expects airport stores to require $100,000 of working capital per store. The Company expects to identify between 10 and 15 stores for remodeling, and update and maintain other stores, during Fiscal 2003, incurring capital expenditures of approximately $7.1 million. The Company plans to operate approximately 65 seasonal stores during the Fiscal 2003 winter holiday season subject to the availability of acceptable sites.

After a comprehensive review of the Company’s anticipated distribution requirements for the next five years, management has decided to physically expand its current distribution center in Mexico, Missouri by an incremental 213,000 square feet of high bay, high density space. This additional space will replace up to approximately 270,000 square feet of un-racked space. This un-racked space is covered under several short-term leases and temporary seasonal rental arrangements. Phase I of this expansion was initiated in Fiscal 2001 through the enhancement of the warehouse management system to increase the efficiency of receiving and shipping goods. Phase II will consist of the physical expansion of the distribution center to occur in Fiscal 2003. The Company also anticipates completing Phase III of the expansion in Fiscal 2004. During Phase III, the Company will replace its current material handling system inside the distribution center with a state-of-the-art materials handling system to further enhance productivity by increasing automation and reducing the amount of physical handling of product.

The Company anticipates expending approximately $7.0 million on the Phase II expansion and plans on financing this expansion. These costs are expected to be partially offset by rent savings on leased space and production efficiencies. In addition to the capital expenditures listed above, the Company anticipates making capital expenditures of approximately $1.6 million in Fiscal 2003, primarily to enhance the Company’s management information and other support systems.

In Fiscal 2003, the Company expects to open most of its new stores in the second half of the year. The Company’s retail operations are not generally profitable until the fourth quarter of each fiscal year.

Outlook: Important Factors and Uncertainties

The Private Securities Litigation Reform Act of 1995 (the “Act”) provides a “safe harbor” for forward-looking statements to encourage companies to provide prospective information about themselves without fear of litigation so long as the forward-looking information is accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those set forth in the forward-looking statement. Statements in this 2002 Annual Report on Form 10-K which are not historical facts, including statements about the Company’s or management’s confidence or expectations, seasonality of the Company’s future sales and earnings, plans for opening new stores and other retail locations, introduction of new or updated products, opportunities for sales growth or cost reductions and other statements about the Company’s operational outlook, are forward-looking statements subject to risks and uncertainties that could cause actual results to vary materially. The following are important factors, among others, that should be considered in evaluating these forward-looking statements, as well as in evaluating the Company’s business prospects generally:

Concentration of Sales in Winter Holiday Season.    A high percentage of the Company’s annual sales and all or substantially all of its annual income from operations have historically been attributable to the winter holiday selling season. In addition, like many retailers, the Company must make merchandising and inventory decisions for the winter holiday selling season well in advance of actual sales. Accordingly, unfavorable economic conditions and/or deviations from projected demand for products during this season could have a material adverse effect on the Company’s results of operations for the entire fiscal year. While the Company has implemented certain measures to improve its results during periods outside of the winter holiday selling season, such as the opening of stores in airports and the development of Gardeners Eden stores, the Company expects that its annual results of operations will remain dependent on the Company’s performance during the winter holiday selling season.

Dependence on Innovative Merchandising.    Successful implementation of the Company’s merchandising strategy depends on its ability to introduce in a timely manner new or updated products which are affordable, functional in purpose, distinctive in quality and design and not widely available from other retailers. If the Company’s products or substitutes for such products become widely available from other retailers (especially department stores or discount retailers), demand for these products from the Company may decline or the Company may be required to reduce their retail prices. A decline in the demand for, or a reduction in the retail prices of, the Company’s important existing products can cause declines in the Company’s sales and profitability if the Company is unable to introduce in a timely fashion new or replacement products of similar sales levels and profitability. Even with innovative merchandising, there remains a risk that the products will not sell at planned levels.

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

New Stores and Temporary Locations.    The Company’s ability to open new stores, including airport locations and the new Gardeners Eden concept stores, and to operate its temporary location program successfully depends upon, among other things, the Company’s capital resources and its ability to locate suitable sites, negotiate favorable rents and other lease terms and implement its operational strategy. In addition, because the Company’s store designs must evolve over time so that the Company may effectively compete for customers in top malls, airports and other retail locations, actual store-related capital expenditures may vary from historical levels (and projections based thereon) due to such factors as the scope of remodeling projects, general increases in the costs of labor and materials and unusual product display requirements.

Competition.    The Company faces intense competition for customers, personnel and innovative products. This competition comes primarily from other specialty retailers, department stores, discount retailers and direct marketers, including Internet sites. Many of the Company’s competitors have substantially greater financial, marketing and other resources than the Company.

Retention of Qualified Employees.    The Company’s success depends upon its ability to attract and retain highly skilled and motivated, full-time and temporary associates with appropriate retail experience to work in management and in its stores and temporary locations. Further, because of the limited time periods during which temporary locations are open each year, the availability of suitable associates for such locations is limited.

Seasonal Fluctuation of Operating Results.    The Company’s quarterly results of operations fluctuate based upon such factors as the amount and timing of sales contributed by new stores, the success of its temporary location program, capital expenditures and the timing of catalog mailings and associated expenses.

Terrorism.    The Federal Government terror alerts have a negative effect on retail sales as they cause a disruption of consumer shopping patterns. The Company’s stores are located predominantly in large public areas such as malls and airports, which experience a significant decrease in traffic during periods of high alert. The Company’s stores are dependent on pedestrian traffic for sales volume. Terror alerts and acts of terrorism that affect such traffic could have an adverse impact on sales.

Poor Economic Conditions.    The Company’s business has in the past and may be impacted by economic conditions that tend to reduce the level of discretionary consumer spending. These conditions include high interest rates, inflation, unemployment, stock market uncertainty, and low consumer confidence.

Information and Communications Infrastructure.    The success of the Company is dependent upon its computer hardware and software systems, and its telecommunications systems. The Internet portion of the direct marketing business relies heavily on the proper operation of these systems, as well as on the continued operation of the external components of the Internet, to market goods and to receive and process orders. The retail business utilizes point of sale computers located in the stores. The Company’s headquarters and distribution center rely on a wide variety of applications to carry on the business. These systems are subject to damage from natural disasters, power failures, hardware and software failures, security breaches, network failures, computer viruses and operator negligence. The Company is also dependent on certain vendors of its key information systems. Should these vendors experience financial difficulties, the support of these key systems could be negatively impacted.

Centralized Distribution.    The Company conducts all of its distribution operations and a significant portion of its direct marketing processing functions from multiple facilities in Mexico, Missouri and through a third party distribution center for its Internet operation. A disruption in operations at the distribution center or its third party distributor may significantly increase the Company’s distribution costs and prevent goods from flowing to stores and customers. The Company utilizes third party carriers for its product shipments. The distribution of products is vulnerable to disruption from employee strikes and labor unrest, in particular, potential strikes by UPS employees and/or longshoremen, which could increase costs and impede or restrict the supply of goods.

Direct Marketing.    The success of the Company’s catalog operation hinges on the achievement of adequate response rates to mailings, merchandising and catalog presentation that appeal to mail order customers, and the expansion of the potential customer base in a cost effective manner. Lack of consumer response to particular catalog mailings could increase the costs and decrease the profitability of the direct marketing business. Significant costs relative to paper, postage and inventory are associated with the direct marketing business. Rising paper and postal rates can negatively impact the business and the failure to accurately predict consumer response or to achieve the optimum cost-effective level of catalog circulation could adversely affect revenues and growth of the business.

Dependence on Key Vendors.    Because the Company strives to sell only unique merchandise, adequate substitutes for certain key products may not be widely available in the marketplace. Because of this, there can be no assurance that vendor manufacturing or distribution problems, or the loss of the Company’s exclusive rights to distribute important products, would not have a material adverse effect on the Company’s performance. In Fiscal 2002, the Company had one vendor who supplied products representing approximately 18.2% of net sales, with the 10 largest vendors representing approximately 37% of net sales. The Company’s operating results could be adversely affected if any of its 10 largest vendors were unable to continue to fill the Company’s orders for such vendor’s products or failed to fill those orders in a timely way.

Foreign Vendors.    The Company is purchasing an increasing portion of its merchandise from foreign vendors. Although management expects this strategy to increase profit margins for these products, the Company’s reliance on such vendors subjects the Company to associated legal, social, political and economic risks, including import, licensing and trade restrictions. In addition, the Company is highly dependent upon steamship lines and air cargo companies to transport this merchandise from overseas to the United States and as such, the Company remains vulnerable to equipment shortages and labor stoppage. In such a situation, the Company could face inventory shortages in certain products, increased transportation costs and increased interest expense as a result of moving inventory receipts forward.

Increased Petroleum Prices.    In recent years, increases in petroleum prices have resulted in increased transportation and shipping costs for the Company. Further increases in petroleum prices, or failure of such prices to decline, could continue to increase the Company’s costs for transportation and shipping and also cause increases in the cost of goods that are manufactured from plastics and other petroleum-based products.

Increased Reliance on E-Commerce.    As a greater proportion of the Company’s sales are made via the Internet, and as the Company begins to look more to that channel to increase overall sales, the Company will become increasingly subject to the uncertainties inherent in the quickly developing area of e-commerce. Such uncertainties include, but are not limited to, the extent to which the Company’s customers will adopt the Internet as their method of purchase, the effect that government regulation of the Internet (or lack thereof) will have on the Internet as a medium of commerce.

Airline Travel.    A significant portion of the Company’s sales is generated at its airport store locations. Additionally, the Company markets a wide range of products attractive to the traveling public. A decrease in traffic due to war, terrorism, health epidemics or the consolidation of the airline industry caused by merger and bankruptcy and the consequent reduction of flights and available destinations could negatively affect the volume of business at the Company’s airport store locations and could depress the sales of travel-related merchandise.

Health Epidemics.    The outbreak of unexpected disease threats such as severe acute respiratory syndrome (SARS), influenza, and insect-borne diseases such as encephalitis and the West Nile virus could negatively impact the Company’s sales. Travel restrictions to certain parts of the world could impair the Company’s activities with some of its vendors that could result in product shortages and could slow new product development. Additionally, any reduction in travel could depress sales at the Company’s airport locations and reduce sales of its travel-related merchandise. Curtailment of outdoor activities in response to the threat of insect-borne illnesses could shrink sales of the Company’s recreational, garden, and outdoor products. Fear of contagion could cause a drop in traffic at all of its store locations with a consequent drop in sales.

Recent Accounting Pronouncements

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

In June 2002, the FASB issued Statement No. 146 (“SFAS 146”), “Accounting for Costs Associated with Exit or Disposal Activities.” This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Statement No. 94-3 (“EITF 94-3”), “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. EITF 94-3 allowed for an exit cost liability to be recognized at the date of an entity’s commitment to an exit plan. SFAS 146 also requires that liabilities recorded in connection with exit plans be initially measured at fair value. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The Company has evaluated the provisions of SFAS 146 and determined that this standard had no material effect on our consolidated financial statements.

In November 2002, the FASB issued Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34.” FIN 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. FIN 45 is effective on a prospective basis for guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. The disclosure requirements in FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. We have adopted the disclosure provisions of FIN 45 and determined that this interpretation had no material effect on our accompanying consolidated financial statements. Guarantees entered into prior to December 31, 2002 have been disclosed and future guarantees will be recorded at fair value.

In December 2002, the Financial Accounting Standards Board (“FASB”) issued Statement No. 148 (“SFAS 148”), “Accounting for Stock-Based Compensation -Transition and Disclosure-an amendment of FASB Statement No. 123.” SFAS 148 amends FASB issued Statement No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for an entity that voluntarily adopts the accounting provisions of SFAS 123. SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of SFAS 148 are effective for fiscal years ending after December 15, 2002. We have elected to continue to account for our stock option plans under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” as well as to provide disclosure of stock-based compensation as outlined in SFAS 123 as amended by SFAS 148. We have adopted the disclosure provisions of SFAS 148 and determined that this standard had no material effect on our accompanying consolidated financial statements.

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51.” The primary objectives of FIN 46 are to provide guidance on the identification of, and financial reporting for, entities for which control is achieved through means other than through voting rights; such entities are known as variable-interest entities (VIEs). FIN 46 is effective for VIEs which are created after January 31, 2003 and for all VIEs for the first fiscal year or interim period beginning after June 15, 2003. The Company has evaluated the provisions of FIN 46 and has appropriately disclosed the required information (see Note 4 of the Notes to Consolidated Financial Statements).

In February 2003, the Emerging Issues Task Force (“EITF”) addressed EITF Statement No. 02-16 (“EITF 02-16”), “Accounting by a Reseller for Cash Consideration Received From a Vendor.” EITF 02-16 provides accounting guidance on how a reseller should characterize consideration given by a vendor and when to recognize and how to measure that consideration in its income statement. We have evaluated the provisions of EITF 02-16 and determined that this statement will not have a material effect on our consolidated financial statements.

ITEM 7A.    Quantitative and Qualitative Disclosures about Market Risk

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

ITEM 8.    Financial Statements and Supplementary Data.

The financial statements, together with the report thereon of PricewaterhouseCoopers LLP, dated March 18, 2003, and supplementary data appear on pages 38 through 68 of this document.

ITEM 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

PART III

ITEM 10.    Directors and Executive Officers of the Registrant.

Information in response to this item with respect to directors of the Company may be found in the sections entitled “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” of the Company’s definitive Proxy Statement for the Company’s 2002 Annual Meeting of Stockholders (the “Proxy Statement”), and such information is incorporated herein by reference.

Information in response to this item with respect to executive officers of the Company appears in Item 4A entitled “Executive Officers of the Registrant” on pages 15 through 16 of this report, and such information is incorporated herein by reference.

ITEM 11.    Executive Compensation.

Information in response to this item may be found in the sections entitled “Board of Directors and Committees” and “Compensation of Executive Officers” of the Proxy Statement, and such information is incorporated herein by reference.

ITEM 12.    Security Ownership of Certain Beneficial Owners and Management.

Information in response to this item may be found in the section entitled “Security Ownership of Certain Beneficial Owners and Management” of the Proxy Statement, and such information is incorporated herein by reference.

ITEM 13.    Certain Relationships and Related Transactions.

Information in response to this item may be found in the section entitled “Certain Relationships and Related Transactions” of the Proxy Statement, and such information is incorporated herein by reference.

ITEM 14.    Controls and Procedures

Within the 90 days prior to the date of filing date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s Disclosure Committee and the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings. Subsequent to the date of that evaluation, there have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls, nor were any corrective actions required with regard to significant deficiencies and material weaknesses.

PART IV.

ITEM 15.    Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)	List of Financial Statements, Financial Statement Schedules, and Exhibits.

1.    Financial Statements

The financial statements appear on the following pages of this document.

Report of Independent Accountants

To the Board of Directors and

Shareholders of Brookstone, Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Brookstone, Inc. and its subsidiaries at February 1, 2003 and February 2, 2002, and the results of their operations and their cash flows for each of the three years in the period ended February 1, 2003, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits on these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

PRICEWATERHOUSECOOPERS LLP

Boston, Massachusetts

March 18, 2003

BROOKSTONE, INC.

CONSOLIDATED BALANCE SHEET

(In thousands, except share data)

	February 1, 2003	February 2, 2002
Assets
Current assets:
Cash and cash equivalents	$54,144	$28,928
Receivables, less allowances of $473 at February 1, 2003 and $615 at February 2, 2002	6,079	8,170
Merchandise inventories	58,987	55,629
Deferred income taxes, net	4,161	3,447
Other current assets	5,280	4,933

Total current assets	128,651	101,107
Deferred income taxes, net	5,854	4,536
Property and equipment, net	39,720	45,058
Intangible assets, net	4,413	4,812
Other assets	1,954	1,592

	$180,592	$157,105

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$10,720	$11,232
Other current liabilities	33,197	22,569

Total current liabilities	43,917	33,801
Other long term liabilities	13,809	13,246
Long term obligation under capital lease	2,110	2,273
Commitments and contingencies (Note 11)
Shareholders’ equity:
Preferred stock, $0.001 par value: Authorized— 2,000,000 shares; issued and outstanding — 0 shares at February 1, 2003 and February 2, 2002
Common stock, $0.001 par value: Authorized— 50,000,000 shares; issued and outstanding— 8,520,171 shares at February 1, 2003 and 8,369,720 shares at February 2, 2002	8	8
Additional paid-in capital	52,221	50,666
Accumulated other comprehensive income	(1,031)	(447)
Retained earnings	69,605	57,605
Treasury stock, at cost—3,616 shares at February 1, 2003 and February 2, 2002	(47)	(47)

Total shareholders’ equity	120,756	107,785

	$180,592	$157,105

See Notes to Consolidated Financial Statements

BROOKSTONE, INC.

CONSOLIDATED STATEMENT OF INCOME

(In thousands, except per share data)

	Year Ended
	February 1, 2003	February 2, 2002	February 3, 2001
Net sales	$375,878	$352,917	$364,541
Cost of sales	235,039	224,643	224,968

Gross profit	140,839	128,274	139,573
Selling, general and administrative expenses	120,858	118,590	114,187
Gain on curtailment of retiree medical plan	(642)	—	—

Income from operations	20,623	9,684	25,386
Interest expense, net	1,268	1,028	626

Income before taxes and cumulative effect of accounting change	19,355	8,656	24,760
Income tax provision	7,355	3,324	9,508

Income before cumulative effect of accounting change	12,000	5,332	15,252
Cumulative effect of accounting change, net of tax of $193	—	—	(308)

Net income	$12,000	$5,332	$14,944

Earnings per share—basic
Income before cumulative effect of accounting change	$1.41	$0.64	$1.84
Cumulative effect of accounting change, net of tax	—	—	(0.04)

Net income	$1.41	$0.64	$1.80

Earnings per share—diluted
Income before cumulative effect of accounting change	$1.40	$0.63	$1.80
Cumulative effect of accounting change, net of tax	—	—	(0.04)

Net income	$1.40	$0.63	$1.76

Weighted average shares outstanding—basic	8,485	8,361	8,310

Weighted average shares outstanding—diluted	8,601	8,493	8,472

See Notes to Consolidated Financial Statements

BROOKSTONE, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands)

	Year Ended
	February 1, 2003	February 2, 2002	February 3, 2001
Cash flows from operating activities:
Net income	$12,000	$5,332	$14,944
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,853	11,206	10,187
Gain on curtailment of retiree medical plan	(642)	—	—
Amortization of debt issuance costs	240	245	158
Deferred income taxes	(1,674)	(410)	(928)
Related tax benefits on exercise of stock options	482	196	48
(Increase) Decrease in other assets	(189)	859	(1,219)
Increase in other long term liabilities	264	765	959
Changes in working capital:
Accounts receivable, net	2,091	(693)	(2,052)
Merchandise inventories	(3,358)	(570)	(11,420)
Other current assets	(140)	(903)	542
Accounts payable	(512)	(2,290)	(2,237)
Other current liabilities	10,591	(6,432)	3,436

Net cash provided by operating activities	31,006	7,305	12,418
Cash flows from investing activities:
Expenditures for property and equipment	(6,116)	(13,761)	(8,522)

Net cash used for investing activities	(6,116)	(13,761)	(8,522)
Cash flows from financing activities:
Payments for capitalized lease	(127)	(106)	(97)
Payments for debt issuance costs	(620)	(100)	—
Proceeds from exercise of stock options and employee stock purchase plan	1,073	193	209

Net cash provided by (used for) financing activities	326	(13)	112

Net increase (decrease) in cash and cash equivalents	25,216	(6,469)	4,008
Cash and cash equivalents at beginning of period	28,928	35,397	31,389

Cash and cash equivalents at end of period	$54,144	$28,928	$35,397

Supplemental disclosures of cash flow information:
Cash paid for interest	$779	$707	$784
Cash paid for income taxes	$3,920	$10,115	$9,066

See Notes to Consolidated Financial Statements

BROOKSTONE, INC.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

For the years ended February 3, 2001, February 2, 2002 and February 1, 2003

(In thousands, except share data)

	Shares	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock	Total Shareholders’ Equity
Balance at January 29, 2000	8,296,890	$8	$50,020	$—	$37,329	$(47)	$87,310
Options exercised	23,750		209				209
Related tax benefits on exercise of stock options			48				48
Net income					14,944		14,944

Total Comprehensive Income							14,944

Balance at February 3, 2001	8,320,640	8	50,277	—	52,273	(47)	102,511
Issuance of common stock under employee stock purchase plan	11,948		157				157
Options exercised	37,132		36				36
Related tax benefits on exercise of stock options			196				196
Components of comprehensive income (net of tax):
Net income					5,332		5,332
Minimum pension liability adjustment (net of tax of $279)				(447)			(447)

Total Comprehensive Income							4,885

Balance at February 2, 2002	8,369,720	8	50,666	(447)	57,605	(47)	107,785
Options exercised	150,460		1,073				1,073
Related tax benefits on exercise of stock options			482				482
Components of comprehensive income (net of tax):
Net income					12,000		12,000
Minimum pension liability adjustment (net of tax of $357)				(584)			(584)

Total Comprehensive Income							11,416

Balance at February 1, 2003	8,520,180	$8	$52,221	$(1,031)	$69,605	$(47)	$120,756

See Notes to Consolidated Financial Statements

Notes to Consolidated Financial Statements

1.    NATURE OF BUSINESS AND ORGANIZATION

Brookstone, Inc. (the “Company”) is a nationwide specialty retailer whose strategy is to develop unique, proprietary branded products and offer them to customers via multiple distribution channels including retail stores, catalogs, and the Internet. The Company’s retail portfolio includes three brands: Brookstone, Gardeners Eden, and Hard-to-Find-Tools. The Brookstone brand features an assortment of consumer products functional in purpose, distinctive in quality and design and not widely available from other retailers. Brookstone’s merchandise includes lawn and garden, health and fitness, home and office and travel and auto products. Hard-to-Find-Tools features solutions for home-owners primarily focused on home improvement and the indoor and outdoor home environment. Gardeners Eden is a garden inspired lifestyle brand which features garden themed home accessories, live plants, and outdoor furniture. The Company offers approximately 2,500 active stock-keeping units (“SKUs”) for Brookstone and Hard-to-Find-Tools, and approximately the same amount for Gardeners Eden at any given time. The Company sells its products through 258 full-year stores (including 26 airport-based stores, three outlet stores and two Gardeners Eden stores) in 39 states, the District of Columbia and Puerto Rico. In addition to these full-year stores, Brookstone operates temporary stores and kiosks during the winter holiday season; there were a total of 64 such stores operating during the 2002 holiday season. The Company also operates a direct marketing business, which is comprised of three catalog titles (Hard-To-Find-Tools,Brookstone Catalog and Gardeners Eden), an interactive Internet site, www.Brookstone.com, and sales to corporate customers.

The Company’s fiscal year end is the Saturday nearest the last day in January. Results of operations for Fiscal 2002 are for the 52 weeks ended February 1, 2003. Results for Fiscal 2001 are for the 52 weeks ended February 2, 2002, and results for Fiscal 2000 are for the 53 weeks ended February 3, 2001.

2.    SIGNIFICANT ACCOUNTING POLICIES

Principals of Consolidation

The accompanying consolidated financial statements include the accounts of the Company, Brookstone Company, Inc. and Gardeners Eden Company, Inc. and the direct and indirect wholly owned subsidiaries of these entities. All intercompany accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

The Company considers all highly liquid investment instruments purchased with a remaining maturity of three months or less to be cash equivalents. These instruments are carried at cost plus accrued interest. The Company invests its excess cash in money market funds and commercial paper rated at least A-1 or prime-one. These investments are less subject to credit and market risk.

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

Merchandise Inventories

Merchandise inventories are stated at the lower of cost or market. Cost is determined using a modified retail inventory method. In addition to the cost of merchandise purchased, certain costs related to the purchasing, distribution, storage and handling of merchandise are included in inventory.

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

Equipment, furniture and fixtures and software Leasehold improvements	3 to 10 years The lesser of the lease term or the estimated useful life

The Company leases retail store locations under operating lease agreements, which sometimes provide for leasehold completion allowances to be received from the lessors. Upon retirement or sale, the cost of disposed assets and the related accumulated depreciation are eliminated and any gain or loss is included in net income. Depreciation expense totaled $11,454,000, $10,659,000 and $9,640,000 for Fiscal 2002, Fiscal 2001 and Fiscal 2000 respectively.

The Company accounts for software costs in accordance with Statement of Position (SOP) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” which requires that certain costs related to developing or obtaining internal use software should be capitalized. In addition, the

Company accounts for the costs incurred to develop and maintain its web site in accordance with Emerging Issues Task Force Summary No. 00-2 (EITF 00-2), “Accounting for Web Site Development Costs.”

Advertising Costs

Direct response advertising costs, which consist of catalog production and postage costs, are deferred and amortized over the period of expected direct marketing revenue, which is approximately six months. Deferred costs were $1.3 million at both February 1, 2003 and February 2, 2002 and are classified as non-current assets. The Company expenses in-store and print advertising costs as incurred. Advertising expense, primarily catalog costs, was approximately $18.6 million, $23.1 million and $22.3 million for the years ended February 1, 2003, February 2, 2002 and February 3, 2001, respectively.

Intangible Assets

Intangible assets include trade name and customer lists related to the Gardeners Eden acquisition. During Fiscal 2002, the Company adopted Statement of Accounting Standards No. 142 (“SFAS No. 142”), “Goodwill and Other Intangible Assets.” In accordance with SFAS No. 142, an evaluation of the Company’s intangible assets was performed and the intangible assets were determined to have finite lives. The trademark is being amortized over 20 years and the customer list is being amortized over three years on a straight-line basis. Amortization expense totaled $399,000 in Fiscal 2002 and $547,000 in both Fiscal 2001 and Fiscal 2000. Projected amortization expense in Fiscal 2003 is approximately $290,000 and $270,000 in each of Fiscal 2004 through Fiscal 2007.

Impairment of Long-Lived Assets

In Fiscal 2002, the Company adopted Statement of Accounting Standards No. 144 (“SFAS No. 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets.” In accordance with SFAS No. 144, the Company reviews long-lived assets for impairment at least annually or whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. Each impairment test is based on a comparison of the undiscounted net cash flows of individual stores, and consolidated net cash flows for long-lived assets not identifiable to individual stores, to the recorded value of the asset. If impairment is indicated, the asset is written down to its estimated fair value on a discounted cash flow basis.

Revenue Recognition

The Company recognizes revenue from sales of merchandise at the time of customer receipt. Revenue is recognized net of actual merchandise returns and allowances. Revenue from merchandise credits and gift certificates is deferred until redemption.

The Company allows merchandise returns for all merchandise, and has established an allowance for merchandise returns based on historical experience, in accordance with Statement of Financial Accounting Standards No. 48 (“SFAS No. 48”), “Revenue Recognition When Right of Return Exists.” The returns allowance is recorded as a reduction to net sales.

During the fourth quarter of Fiscal 2000, the Company changed its revenue recognition policy for catalog sales and other drop shipment sales in accordance with Securities and Exchange Commission’s Staff Accounting Bulletin No. 101 (“SAB 101”), “Revenue Recognition in Financial Statements”. Under the provisions of SAB 101, revenue on catalog sales is recognized at time of receipt instead of at time of shipment, as the company retains risk of loss while the goods are in transit. The cumulative effect of this change for periods prior to Fiscal 2000 is $308,000, net of tax benefit of $193,000, and is reflected in the Company’s first fiscal quarter of 2000. The pro forma effect of SAB 101 on the net income of prior periods presented is not material.

In the fourth quarter of Fiscal 2000, the Company changed its income statement classification of shipping and handling fees and costs in accordance with the Emerging Issues Task Force 2000-10, “Shipping and Handling Fees and Costs” (“EITF 00-10”). As a result of this adoption of EITF 00-10, the Company now reflects shipping and handling fees billed to customers as revenue while the related shipping and handling costs are included in cost of goods sold. Prior to the adoption of EITF 00-10 such fees and costs were netted in selling, general and administrative expenses. Shipping and handling fees and costs for all prior periods presented have been classified to conform to the income statement presentation.

Store Pre-Opening Costs

Pre-opening costs for the Company’s new retail stores include costs incurred prior to store opening including payroll costs and manager training expenses. These costs are expensed as incurred and are included in selling, general and administrative expenses.

Workers’ Compensation Insurance

The Company retains risk with respect to workers’ compensation claims up to a maximum of $150,000 per claim and $1,015,000 on aggregate claims during the policy year. The provision for estimated workers’ compensation claims includes estimates of the ultimate costs for both reported claims and claims incurred but not reported. These estimates incorporate the Company’s past experience as well as other considerations.

Income Taxes

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” (“SFAS No. 109”). Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to be applied to taxable income in the fiscal year in which those temporary differences are expected to be recovered or settled. The effect of any future change in tax rates is recognized in the period in which the change occurs.

Earnings Per Share

Earnings per share are presented in accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share” (“SFAS No. 128”) which requires the presentation of “basic” earnings per share and “diluted” earnings per share. Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average shares of common stock outstanding during the period. For the purposes of calculating diluted earnings per share, the denominator includes both the weighted average number of shares of common stock outstanding during the period and the weighted average number of potential common stock, such as stock options.

Stock-Based Compensation

As more fully described in Note 8, the Company has stock option plans in effect that provide for the issuance of non-qualified and incentive stock options. Statement of Financial Accounting Standards No. 123 (“SFAS No. 123”), “Accounting for Stock-Based Compensation”, as amended by Statement of Accounting Standards No. 148 (“SFAS 148”), permits the Company to follow the measurement provisions of APB Opinion No. 25 (“APB No. 25”), “Accounting for Stock Issued to Employees”. Stock Options have historically been granted at or above the market price on the date of the grant, therefore, no compensation expense has been recognized under APB No. 25. Had compensation cost for the Company’s stock-based incentive compensation plans been determined based on the fair value at the grant dates of awards under those plans, consistent with the methodology prescribed by SFAS No. 123, the Company’s net income and related earnings per share for Fiscal 2002, 2001 and 2000 would have been reduced to the pro forma amounts indicated below:

	Fiscal Year
	2002	2001	2000
Net income—as reported	$12,000,000	$5,332,000	$14,944,000
Deduct: Stock-based employee compensation expense determined under fair value based method, net of related tax effects	(682,000)	(623,000)	(272,000)

Net income—pro forma	$11,318,000	$4,709,000	$14,672,000

Earnings per share—basic
As reported	$1.41	$0.64	$1.80
Pro forma	1.33	0.56	1.77
Earnings per share—diluted
As reported	$1.40	$0.63	$1.76
Pro forma	1.32	0.55	1.73

Segment Reporting

The Company presents its financial information in accordance with Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS No. 131”). Under SFAS No. 131, the Company’s business is comprised of two distinct business segments determined by the method of distribution channel. The retail segment is comprised of all full-year stores in addition to all temporary stores and kiosks. Retail product distribution is conducted primarily through the store location. The direct marketing segment is comprised of the Hard-To-Find-Tools,Brookstone Catalog and Gardeners Eden catalogs and products promoted via the Internet site, www.Brookstone.com, and sales to corporate customers. Direct marketing product distribution is primarily conducted through the Company’s direct marketing customer sales and contact center and distribution facility located in Mexico, Missouri.

Reclassifications

Certain reclassifications have been made to the Fiscal 2001 balances to conform to the current year presentation. These reclassifications had no impact on previously reported net income or cash flow.

Recent Accounting Pronouncements

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

In June 2002, the FASB issued Statement No. 146 (“SFAS 146”), “Accounting for Costs Associated with Exit or Disposal Activities.” This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Statement No. 94-3 (“EITF 94-3”), “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. EITF 94-3 allowed for an exit cost liability to be recognized at the date of an entity’s commitment to an exit plan. SFAS 146 also requires that liabilities recorded in connection with exit plans be initially measured at fair value. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The Company has evaluated the provisions of SFAS 146 and determined that this standard had no material effect on our consolidated financial statements.

In November 2002, the FASB issued Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34.” FIN 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. FIN 45 is effective on a prospective basis for guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. The disclosure requirements in FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. We have adopted the disclosure provisions of FIN 45 and determined that this interpretation had no material effect on our accompanying consolidated financial statements. Guarantees entered into prior to December 31, 2002 have been disclosed and future guarantees will be recorded at fair value.

In December 2002, the Financial Accounting Standards Board (“FASB”) issued Statement No. 148 (“SFAS 148”), “Accounting for Stock-Based Compensation -Transition and Disclosure-an amendment of FASB Statement No. 123.” SFAS 148 amends FASB issued Statement No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for an entity that voluntarily adopts the accounting provisions of SFAS 123. SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of SFAS 148 are effective for fiscal years ending after December 15, 2002. We have elected to continue to account for our stock option plans under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” as well as to provide disclosure of stock-based compensation as outlined in SFAS 123 as amended by SFAS 148. We have adopted the disclosure provisions of SFAS 148 and determined that this standard had no material effect on our accompanying consolidated financial statements.

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51.” The primary objectives of FIN 46 are to provide guidance on the identification of, and financial reporting for, entities for which control is achieved through means other than through voting rights; such entities are known as variable-interest entities (VIEs). FIN 46 is effective for VIEs which are created after January 31, 2003 and for all VIEs for the first fiscal year or interim period beginning after June 15, 2003. The Company has evaluated the provisions of FIN 46 and has appropriately disclosed the required information (see Note 4).

In February 2003, the Emerging Issues Task Force (“EITF”) addressed EITF Statement No. 02-16 (“EITF 02-16”), “Accounting by a Reseller for Cash Consideration Received From a Vendor.” EITF 02-16 provides accounting guidance on how a reseller should characterize consideration given by a vendor and when to recognize and how to measure that consideration in its income statement. We have evaluated the provisions of EITF 02-16 and determined that this statement will not have a material effect on our consolidated financial statements.

3.    CONSOLIDATED BALANCE SHEET DETAILS

	February 1, 2003	February 2, 2002
Other Current Assets:
Prepaid rent	$4,141,000	$3,821,000
Prepaid insurances, postage, deposits and other	1,139,000	1,112,000

	$5,280,000	$4,933,000

Property and Equipment:
Leasehold improvements	$42,790,000	$41,076,000
Equipment, furniture and fixtures and software	68,318,000	64,758,000

Total property and equipment	111,108,000	105,834,000
Accumulated depreciation and amortization	(71,388,000)	(60,776,000)

	$39,720,000	$45,058,000

Intangible Assets:
Trade name	$5,407,000	$5,407,000
Customer list	908,000	908,000

Total intangible assets	6,315,000	6,315,000
Accumulated amortization	(1,902,000)	(1,503,000)

	$4,413,000	$4,812,000

Other Current Liabilities:
Merchandise credits and gift certificates	$8,833,000	$7,933,000
Accrued employee compensation and benefits	6,171,000	3,953,000
Rent payable	1,347,000	1,392,000
Income taxes payable	8,217,000	3,621,000
Accrued expenses	8,629,000	5,670,000

	$33,197,000	$22,569,000

Other Long-term Liabilities:
Straight-line rent liability	$7,126,000	$6,722,000
Employee benefit obligations and other long term liabilities	6,683,000	6,524,000

	$13,809,000	$13,246,000

4.    JOINT VENTURES

The Company operates two of its airport locations in Chicago and four airport locations in Atlanta under two separate Joint Venture arrangements. The Company has a 70% ownership interest in the Chicago venture and a 49% ownership interest in the Atlanta venture.

The Company has reviewed the requirements of FASB Interpretation No. 46 (“FIN 46”) “Consolidation of Variable Interest Entities” and has determined that it is reasonably possible that the Atlanta Joint Venture qualifies as a Variable Interest Entity (“VIE”). The maximum exposure to loss under this agreement is believed to approximate $332,000, which is the Company’s equity investment reduced by distributable cash from the joint venture.

5.    INCOME TAXES

Temporary differences, which give rise to deferred tax assets and liabilities for Fiscal 2002 and Fiscal 2001, are as follows:

	February 1, 2003	February 2, 2002
Deferred tax assets:
Current:
Inventory capitalization and reserves	$649,000	$630,000
Employee benefit obligations	493,000	341,000
Vacation accrual	111,000	106,000
Merchandise credits and gift certificates	1,241,000	1,094,000
Sales return reserve	518,000	459,000
Other items	1,699,000	1,343,000

Total current deferred tax asset	4,711,000	3,973,000
Non-Current:
Rent expense	2,683,000	2,537,000
Employee benefit obligations	1,508,000	1,457,000
Depreciation	1,662,000	543,000

Total non-current deferred tax asset	5,853,000	4,537,000

Total deferred tax asset	10,564,000	8,510,000
Deferred tax liabilities:
Current:
Deferred catalog costs	437,000	508,000
Other items	112,000	19,000

Total deferred tax liability	549,000	527,000

Net deferred tax asset	$10,015,000	$7,983,000

Current and non-current deferred tax assets and liabilities within the same tax jurisdiction are offset for presentation in the consolidated balance sheet. A valuation allowance has not been established as management expects that it is more likely than not that the net deferred tax asset will be realized.

The provision for income taxes is comprised of the following:

	Year Ended
	February 1, 2003	February 2, 2002	February 3, 2001
Current:
Federal	$8,118,000	$3,252,000	$9,380,000
State	910,000	489,000	863,000
Deferred:
Federal	(1,541,000)	(385,000)	(606,000)
State	(132,000)	(32,000)	(129,000)

	$7,355,000	$3,324,000	$9,508,000

Reconciliation of the U. S. Federal statutory rate to the Company’s effective tax rate is as follows:

	Year Ended
	February 1, 2003	February 2, 2002	February 3, 2001
Statutory federal income tax rate	35%	35%	35%
State income taxes, net of federal tax benefit	2%	2%	2%
Other	1%	1%	1%

Effective income tax rate	38%	38%	38%

The exercise of stock options which have been granted under the Company’s stock option plans (refer to Note 8) gives rise to compensation which is includable in the taxable income of the optionees and deductible by the Company for federal and state income tax purposes. Such compensation considers increases in the fair market value of the Company’s common stock subsequent to the date of the grant. For financial reporting purposes, the tax effect of this deduction is accounted for as a credit to additional paid-in capital rather than as a reduction of income tax expense. Such exercises resulted in a tax benefit to the Company of approximately $482,000, $196,000, and $48,000 in Fiscal 2002, Fiscal 2001 and Fiscal 2000, respectively.

6.    SEGMENT REPORTING

Business conducted by the Company can be segmented into two distinct areas determined by the method of distribution channel. The retail segment is comprised of all full-year stores in addition to all temporary stores and kiosks. Retail product distribution is conducted directly through the store location. The direct marketing segment is comprised of three catalog titles (Hard-To-Find-Tools,Brookstone Catalog and Gardeners Eden), the Internet site, www.Brookstone.com, and sales to corporate customers. Direct marketing product distribution is conducted through the Company’s direct marketing customer sales and contact center and distribution facility located in Mexico, Missouri and a third party distribution warehouse. Both segments of the Company sell similar products, although not all Company products are fully available within both segments.

All costs directly attributable to the direct marketing segment are charged accordingly while all remaining operating costs are charged to the retail segment. The Company’s management does not review assets by segment.

The following table discloses segment net sales, pre-tax income and depreciation and amortization expense for Fiscal 2002, Fiscal 2001 and Fiscal 2000 (in thousands):

	Net Sales			Pre-tax Income
	2002	2001	2000	2002	2001	2000
Reportable segment:
Retail	$310,260	$289,409	$298,360	$15,733	$11,595	$25,008
Direct marketing	65,618	63,508	66,181	4,890	(1,911)	378
Reconciling items:
Interest income	—	—	—	361	503	982
Interest expense	—	—	—	(1,629)	(1,531)	(1,608)

Consolidated:	$375,878	$352,917	$364,541	$19,355	$8,656	$24,760

	Depreciation & Amortization
	2002	2001	2000
Reportable segment:
Retail	$10,513	$10,027	$9,336
Direct marketing	1,340	1,179	851

Consolidated:	$11,853	$11,206	$10,187

7.    DEBT

Revolving Credit Agreement

The Company’s revolving credit facility provides for borrowings of up to $80 million for letters of credit and working capital as long as the Company meets a borrowing base test equal to 50% of the amount of eligible inventory and outstanding documentary letters of credit (increasing to 65% June through July and to 75% August through November). Amounts available for borrowings are reduced by the aggregate amount of outstanding letters of credit, which may not exceed $50 million, and borrowings. The facility requires the Company to have no borrowings (excluding letters of credit) outstanding for at least 30 consecutive days during the period of December 15, 2002 to April 30, 2003. Thereafter, during the December 15th to April 30th time frame, the Company must have no more than $10 million in borrowings (excluding letters of credit) outstanding for 30 consecutive days. Borrowings under the facility bear interest that is dependent on the level of the Company’s fixed charge coverage ratio. Depending on the calculated ratio of the Company’s fixed charge coverage, there are four different levels that have different fees and different margin rates on the applicable borrowings. Under the facility, the interest rates on the facility, at the Company’s option, were either: the agent bank’s base lending rate plus 0.75%, 0.50%, or 0.25%, or the Eurodollar rate for the applicable period plus 2.25%, 2.00%, 1.75% or 1.50%. In addition, the Company is obligated to pay a fee of 0.75%, 0.625%, or 0.50% on the unused portion of the commitment, 1.125%, 1.00%, 0.875%, or 0.75% on the documentary letters of credit and 2.375%, 2.125%, 1.875% or 1.625% on the standby letters of credit. Amounts due under the facility are secured by the personal property of the Company, tangible or intangible including all stock of Brookstone, Inc.’s subsidiaries, but excluding real property, machinery and equipment encumbered on February 21, 2002, and general intangibles. The security interest in the facility is subject to collateral release conditions dependent upon four consecutive quarters fixed charge coverage ratio of 1.40 to 1.00 and consolidated EBITDA for the four quarters then ended of at least $34.5 million. At the Lender’s option, all positive cash balances held by the Lender’s banks may be applied to the outstanding balance of the revolving line of credit. The facility contains a number of restrictive covenants, including limitations on incurring additional indebtedness, granting liens, selling assets, engaging in mergers and other similar transactions, engaging in new business lines and making capital expenditures. In addition, the facility prohibits the payment of cash dividends on common stock and requires that the Company maintain certain financial ratios, including tests pertaining to consolidated net worth, fixed charge coverage and cash flow leverage. This facility has a term that expires February 21, 2005, although it contains an option to extend for one additional year. For all four quarters of Fiscal 2002, the Company was in compliance with these covenants.

The Company’s revolving credit facility, which was in effect in Fiscal 2001 provided for borrowings of up to $75 million for letters of credit and working capital. Amounts available for borrowings were limited by a borrowing base and were reduced by the aggregate amount of outstanding letters of credit. The facility contained a number of restrictive covenants. Borrowings outstanding under this facility bore interest, equal to the agent bank’s base lending rate or the Eurodollar rate plus an additional 100 to 150 basis points tied to the applicable cash flow coverage ratio.

In addition, the Company was obligated to pay a fee on the unused portion of the commitment and for documentary letters of credit. This facility was scheduled to expire in July of 2002.

During Fiscal 2002 and Fiscal 2001, the Company borrowed a maximum amount of $15.0 million and $40.0 million, respectively under the revolving credit facility. There were no outstanding borrowings under the facility at February 1, 2003 and February 2, 2002. There were $7.3 million and $10.1 million in outstanding documentary letters of credit at February 1, 2003 and February 2, 2002, respectively. In addition, $0.8 million and $0.7 million in stand-by letters of credit were drawable by store lessors at February 1, 2003 and February 2, 2002, respectively.

Capital Lease Obligation

The Company’s lease for its Mexico, Missouri distribution facility extends over twenty years (concluding in October of 2013) at prime plus 1% per annum (5.75% at February 1, 2003 and 7.5% at February 2, 2002). The interest rate is adjusted annually on November 1.

The principal balance of this obligation amounted to $2.3 million at February 1, 2003 and $2.4 million at February 2, 2002. Property capitalized under this capital lease amounted to $3.1 million, with accumulated amortization of $926,000 and $828,000 at February 1, 2003 and February 2, 2002, respectively.

Scheduled payments of the capital lease obligation as of February 1, 2003 are as follows:

Fiscal Year
2003	$308,000
2004	285,000
2005	285,000
2006	285,000
2007	285,000
Thereafter	1,615,000

$3,063,000
Interest on capital lease obligation included above	(782,000)

Remaining principal	$2,281,000

Current portion of the capital lease obligation equaled $171,000 and $134,000 at February 1, 2003 and February 2, 2002, respectively.

8.    SHAREHOLDERS’ EQUITY

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

Employee Stock Plans

The Company has stock option plans for key associates, officers and directors of the Company, which provide for nonqualified and incentive stock options. The Board of Directors determines the term of each option, option price and number of shares at the date of grant. Prices equal the fair market value at the date of the grant and generally vest over four years from the date of grant and expire after ten years. At February 1, 2003 options of 716,425 shares were exercisable under the various associate stock option plans, and 41,667 shares were exercisable under the Directors’ stock option plan. At February 1, 2003, options of 241,837 shares were available for future grants under the various associate stock option plans, and 82,000 shares were available for future grants under the Directors’ stock option plan.

Stock Purchase Plans

The Company’s stock purchase plans, which cover substantially all associates, allow for the issuance of a maximum of 60,000 and 75,000 shares of common stock under the 1992 Employee Stock Purchase Plan (“1992 ESPP”) and 2000 Employee Stock Purchase Plan (“2000 ESPP”), respectively. The options are exercisable at the lower of 85% of market value at the beginning or end of the six-month period, through accumulation of payroll deductions of up to 10% of each participating employee’s regular base pay during such period. Purchases occur at the end of the option periods. Since adoption, there have been three, six-month option periods under the 1992 ESPP, which began on July 1, 1993, January 1, 1994 and November 4, 1997 and one six month period under the 2000 ESPP, which began on November 1, 2000. The six-month option period that began on November 1, 2000 expired on May 1, 2001, resulting in the issuance of 11,948 shares to participating associates. The Board of Directors may, at its discretion, extend the 2000 ESPP for additional periods. The 1992 ESPP terminated in July 2002. As of February 1, 2003, there were 0 and 63,052 options available for future grants under the 1992 ESPP and 2000 ESPP, respectively.

Transactions under the Company’s stock option plans for each of the three years in the period ended February 1, 2003 are as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at January 29, 2000	881,509	$9.90
Granted	368,000	$15.09
Exercised	(23,750)	$8.84
Canceled	(64,500)	$12.33
Outstanding at February 3, 2001	1,161,259	$11.42
Granted	127,500	$14.00
Exercised	(37,132)	$0.98
Canceled	(65,250)	$15.26
Outstanding at February 2, 2002	1,186,377	$11.81
Granted	151,000	$11.72
Exercised	(150,451)	$7.13
Canceled	(39,126)	$13.47
Outstanding at February 1, 2003	1,147,800	$12.36

Of the 1,147,800 shares outstanding at February 1, 2003, 1,079,800 shares were outstanding under the various associate stock option plans, and 68,000 shares were outstanding under the Directors’ stock option plan. At February 1, 2003, February 2, 2002 and February 3, 2001, there were 758,092, 678,127 and 599,009 options exercisable, respectively. At February 1, 2003, February 2, 2002 and February 3, 2001, the weighted average exercise prices of those shares were $11.77, $10.99 and $9.75, respectively.

The fair value of each option grant is estimated on the date of grant using the Black—Scholes option-pricing model with the following weighted-average assumptions.

	Fiscal Year
	2002	2001	2000
Expected stock price volatility	46.9%	46.8%	46.9%
Risk-free interest rate	3.6%	4.7%	6.6%
Expected life of options	5 years	5 years	5 years
Dividend yield	—	—	—

The weighted average fair value of options granted for Fiscal 2002, Fiscal 2001 and Fiscal 2000 are $5.18, $6.58 and $10.34, respectively.

The following table summarizes information about stock options outstanding at February 1, 2003:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at 2/1/03	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at 2/1/03	Weighted Average Exercise Price
$5.38-$8.13	53,000	2.6 years	$7.97	53,000	$7.97
$8.75-$10.75	459,800	5.2 years	$9.54	349,800	$9.33
$11.65-$13.94	88,750	8.3 years	$13.25	29,041	$13.06
$14.25-$17.03	546,250	5.7 years	$15.01	326,251	$14.88

	1,147,800			758,092

Earnings per common share

The following is an analysis of the differences between basic and diluted earnings per common share in accordance with SFAS No. 128, “Earnings per Share”.

	February 1, 2003	February 2, 2002	February 3, 2001
Net income	$12,000,000	$5,332,000	$14,944,000

Weighted average common shares outstanding	8,485,000	8,361,000	8,310,000
Effect of dilutive securities:
Stock options	116,000	132,000	162,000

Weighted average common shares and common share equivalents	8,601,000	8,493,000	8,472,000

9.    PENSION AND 401(k) PLANS

The Company sponsors the Brookstone Pension Plan, which provides retirement benefits for its employees who have completed one year of service and who were participating in the plan prior to May 31, 1998. As of May 30, 1998, the Board of Directors approved freezing future benefits under this plan. The retirement plan is a final average pay plan. It is the Company’s policy to fund the cost of benefits expected to accrue during the year plus amortization of any unfunded accrued liabilities related to periods of service prior to the valuation date.

The following tables set forth the pension plan’s funded status and amounts recognized in the Company’s consolidated financial statements.

	February 1, 2003	February 2, 2002
Change in Projected benefit obligation:
Projected benefit obligation at beginning of fiscal year	$4,382,000	$3,947,000
Service cost	125,000	125,000
Interest cost	302,000	293,000
Actuarial loss	341,000	288,000
Expenses paid	(105,000)	(70,000)
Benefits paid	(202,000)	(201,000)

Projected benefit obligation at end of fiscal year	$4,843,000	$4,382,000

The change in plan assets was:

	February 1, 2003	February 2, 2002
Fair value at beginning of fiscal year	$3,309,000	$3,818,000
Actual return on plan assets	(335,000)	(329,000)
Employer contributions	294,000	91,000
Expenses paid	(105,000)	(70,000)
Benefits paid	(202,000)	(201,000)

Fair value at end of fiscal year	$2,961,000	$3,309,000

The funded status was:

	February 1, 2003	February 2, 2002
Funded status at end of year	$(1,882,000)	$(1,073,000)
Unrecognized net actuarial loss	1,667,000	726,000

Net amount recognized	$(215,000)	$(347,000)

Amounts recognized in the consolidated balance sheet

	February 1, 2003	February 2, 2002
Accrued benefit liability	$(1,882,000)	$(1,073,000)
Accumulated other comprehensive income	1,667,000	726,000

Net amount recognized	$(215,000)	$(347,000)

Assumptions used in computing the funded status were as follows:

Weighted average discount rate	6.5%	7.0%
Expected return on plan assets	8.0%	9.0%
Rate of increase in compensation levels	3.0%	3.5%

The components of net periodic pension cost were as follows:

	February 1, 2003	February 2, 2002
Service cost	$125,000	$125,000
Interest cost	302,000	293,000
Expected return on plan assets	(293,000)	(330,000)
Amortization of prior service cost	—	—
Recognized net actuarial loss	27,000	—

Net periodic benefit cost	$161,000	$88,000

The Company sponsors a 401(k) plan for all associates who have completed at least one year of service with a minimum of 1,000 hours and have attained the age of 21. Effective in January 2003, the Board of Directors approved the reduction of the service eligibility requirements for associates from one year to 90 days. The Board of Directors, concurrently with freezing the pension plan, approved the increase of the Company’s 401(k) matching contribution of each participating employee’s salary from a maximum of 1.5% to a maximum of 4.0%. The Company’s matching 401(k) contribution was $842,000, $792,000 and $710,000 in Fiscal 2002, Fiscal 2001 and Fiscal 2000, respectively.

10.    POST-RETIREMENT BENEFITS OTHER THAN PENSIONS

The Company sponsors a defined benefit post-retirement medical plan that covers all of its full time associates. Prior to January 1, 2003, all associates who retired from the Company’s defined benefit plan who either attained age 65 with five years of service, or attained age 55 with 10 years of service and 70 points were eligible. On June 11, 2002, the Board of Directors approved an amendment to the eligibility requirements that restricts regular full time associates from continuing to accrue points towards eligibility if those associates have not accumulated a minimum of 10 years of service as of December 31, 2002. As a result of this amendment, the Company recorded a gain on curtailment of $642,000 in the Consolidated Statement of Income. Associates, who retire prior to age 65, and their spouses, are each required to contribute 50% of the premium. Spouses of associates who retire after age 65 with 10 years of service are required to contribute 50% of their premium. Associates, who retire at age 65 with five to nine years of service, and their spouses, are required to contribute 50% and 75% of the premium, respectively. Associates not eligible for retirement as of February 1, 1992 will be required to contribute the amount of premium in excess of $4,200 pre-65 and $2,225 post-65; spouses are not eligible. The plan is not funded.

The following tables set forth the post-retirement plans funded status and amounts recognized in the Company’s consolidated financial statements.

	February 1, 2003	February 2, 2002
Accumulated post-retirement benefit obligation(“APBO”):
APBO at end of prior fiscal year	$1,828,000	$1,372,000
Service cost	130,000	160,000
Interest cost	101,000	102,000
Amendments	(798,000)	—
Actuarial loss / (gain) and assumption change	(9,000)	283,000
Benefits paid	(87,000)	(89,000)

APBO at end of current fiscal year	$1,165,000	$1,828,000

The change in plan assets was:

	February 1, 2003	February 2, 2002
Fair value at beginning of fiscal year	$—	$—
Actual return on plan assets	—	—
Employer contributions	87,000	89,000
Participant contributions	—	—
Expenses paid	—	—
Benefits paid	(87,000)	(89,000)

Fair value at end of fiscal year	$0	$0

The amounts recognized in the statement of financial position consisted of:

	February 1, 2003	February 2, 2002
Accrued benefit cost (other plans)	$(2,340,000)	$(2,936,000)

Accrued benefit cost	$(2,340,000)	$(2,936,000)

Funded status at end of fiscal year	$(1,165,000)	$(1,828,000)
Unrecognized prior service cost	(815,000)	(740,000)
Unrecognized net actuarial gain	(360,000)	(368,000)

Accrued benefit cost	$(2,340,000)	$(2,936,000)

The components of the net periodic post-retirement benefit cost were:

	February 1, 2003	February 2, 2002
Service cost	$130,000	$160,000
Interest cost	101,000	102,000
Amortization of prior service cost	(81,000)	(102,000)
Recognized net actuarial gain	(16,000)	(24,000)

Net periodic benefit cost	$134,000	$136,000

The weighted average discount rate used in determining the accumulated post-retirement benefit obligation was 6.5% as of February 1, 2003 and 7.0% as of February 2, 2002. For measurement purposes, a 12.0% annual rate of increase in the per capita cost of covered health care benefits was assumed for Fiscal 2002; this rate was assumed to decrease gradually down to 5.5% for Fiscal 2009 and remain at that level thereafter. Due to the amendment of the eligibility requirements of the Post Retirement Medical Plan in Fiscal 2002, the Company also recorded a gain on curtailment of $642,000 in the Consolidated Statement of Income.

The medical cost trend rate assumption has a significant effect on the amounts reported. However, the impact of medical inflation eventually diminishes because of the limit of the Company’s share of plan cost for accruals for associates who were not eligible to retire as of February 1,1992. A one-percentage point change in assumed health care cost trend rate would have had the following effects on February 1, 2003:

	Increase	Decrease
Effect on total of service and interest cost components	$2,693	$(2,676)
Effect on accumulated post-retirement benefit obligation	$33,808	$(31,948)

11.    COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company leases all of its retail store locations and its corporate headquarters. These leases are non-cancelable and have terms of up to 15 years. Certain leases provide for additional rents payable based on store sales.

At February 1, 2003, the minimum future rentals on non-cancelable operating leases are as follows:

Fiscal Year
2003	$29,865,000
2004	29,382,000
2005	28,905,000
2006	26,026,000
2007	28,007,000
Thereafter	82,023,000

$224,208,000

Rent expense was approximately $31.8 million, $29.2 million and $27.0 million for the years ended February 1, 2003, February 2, 2002 and February 3, 2001, respectively. Contingent rent expenses totaled approximately $203,000, $255,000 and $284,000, for the years ended Fiscal 2002, Fiscal 2001 and Fiscal 2000, respectively. These rent expenses, along with other costs of occupancy are included in cost of sales in the consolidated statement of income.

The Company’s retail store leases have an average initial term of 10 years. A number of these leases contain clauses which allow the Company to exit the lease prior to the original termination date if certain performance criteria is not met. Should the lease be terminated under these provisions, the unamortized portion of deferred credits from landlords would be payable to the landlord. At February 1, 2003, the unamortized portion of deferred credits under leases with these provisions amounted to approximately $1.9 million.

Litigation

In March, 2002, the Company was served with a lawsuit brought in California superior court in Los Angeles as a class action on behalf of current and former managers and assistant managers of the Company’s California stores, alleging that they were improperly classified as exempt employees. The lawsuit seeks damages including overtime pay, restitution and attorneys fees. The Company has filed an answer denying the allegations and opposing class certification. At the present time, no class has been certified, nor has there been any determination regarding exempt classification or the extent to which overtime pay may or may not be owed. While the Company continues to vigorously defend the allegations brought against it, it has entered into settlement negotiations with legal counsel for the plaintiffs and may choose to settle this matter.

Brookstone is also involved in various routine legal proceedings incidental to the conduct of its business. The Company does not believe that any of these legal proceedings will have a material adverse effect on the Company’s financial condition or results of operations.

12.    QUARTERLY FINANCIAL DATA (unaudited).

The following Fiscal 2002 quarterly information (in thousands, except per share data):

	Fiscal 2002
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net Sales	$56,633	$71,231	$62,843	$185,171
Gross Profit	12,891	21,418	16,523	90,007
Gain on curtailment of retiree medical plan	—	(642)	—	—
Income (loss) from operations	(10,207)	(3,307)	(10,421)	44,558

Net income (loss)	$(6,519)	$(2,247)	$(6,672)	$27,438

Earnings (loss) per share: Basic

Net income (loss)	$(0.78)	$(0.26)	$(0.78)	$3.22

Earnings (loss) per share: Diluted

Net income (loss)	$(0.78)	$(0.26)	$(0.78)	$3.17

The following Fiscal 2001 quarterly information (in thousands, except per share data):

	Fiscal 2001
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net Sales	$54,997	$69,612	$58,523	$169,785
Gross Profit	14,156	20,772	14,217	79,129
Income (loss) from operations	(8,492)	(4,272)	(14,122)	36,570

Net income (loss)	$(5,193)	$(2,761)	$(8,987)	$22,273

Earnings (loss) per share: Basic

Net income (loss)	$(0.62)	$(0.33)	$(1.07)	$2.66

Earnings (loss) per share: Diluted

Net income (loss)	$(0.62)	$(0.33)	$(1.07)	$2.63

Consent of Independent Accountants

We hereby consent to the incorporation by reference in the Registration Statement on Forms S-8 (Nos. 33-88174, 33-48580, 33-32018, 33-17341 and 33-63740) of Brookstone, Inc. of our report dated March 18, 2003 relating to the financial statements and financial statement schedules, which appears in this Form 10-K.

PricewaterhouseCoopers LLP

Boston, Massachusetts

May 2, 2003

2.    Consolidated Financial Statement Schedule.

Schedule II    Valuation and Qualifying Accounts and Reserves

	Year ended February 1, 2003
Description	Beginning Balance	Charged to costs and expenses	Deductions	Ending Balance
Allowance for doubtful accounts	$615,000	$363,000	$(505,000)	$473,000

Inventory reserve	$3,018,000	$95,000	$(71,000)	$3,042,000

	Year ended February 2, 2002
Description	Beginning Balance	Charged to costs and expenses	Deductions	Ending Balance
Allowance for doubtful accounts	$606,000	$280,000	$(271,000)	$615,000

Inventory reserve	$2,992,000	$160,000	$(134,000)	$3,018,000

	Year ended February 3, 2001
Description	Beginning Balance	Charged to costs and expenses	Deductions	Ending Balance
Allowance for doubtful accounts	$325,000	$478,000	$(197,000)	$606,000

Inventory reserve	$3,061,000	$548,000	$(617,000)	$2,992,000

All other schedules of which provision is made in the applicable regulation of the Securities and Exchange Commission have been omitted because the information is disclosed in the Consolidated Financial Statements or because such schedules are not required or are not applicable.

3.    Exhibits.

EXHIBIT NO.	DESCRIPTION

3.1

Restated Certificate of Incorporation, (filed with the Securities and Exchange Commission as Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 (File No. 33-47123), and incorporated herein by reference).

3.2

Amended and restated by-laws (filed with the Securities and Exchange Commission as Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1 (File No. 33-47123), and incorporated herein by reference).

4.1

Specimen Certificate Representing the Common Stock (filed with the Securities and Exchange Commission as Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 (File No. 33-47123), and incorporated herein by reference).

10.1

Amended and Restated Stockholders Agreement dated as of August 22, 1991, among the Company and its stockholders party thereto and named therein (filed with the Securities and Exchange Commission as Exhibit 10.1 to the Registrant’s Registration Statement on Form

    S-1 (File No. 33-47123), and incorporated herein by reference).

10.2

1991 Stock Purchase and Option Plan, as amended (filed with the Securities and Exchange Commission as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8 (File No. 33-63470), and incorporated herein by reference).

10.3

Stock Option Agreement dated as of August 22, 1991, between the Company and Merwin F. Kaminstein, including amendment dated February 29, 1992, (filed with the Securities and Exchange Commission as Exhibit 10.4 to the Registrant’s Registration Statement on Form

    S-1 (File No. 33-47123), and incorporated herein by reference).

10.5

Stock Option Agreement dated as of August 22, 1991, between the Company and Alexander M. Winiecki (filed with the Securities and Exchange Commission as Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1 (File No. 33-47123), and incorporated herein by reference).

10.6

Stock Option Agreement dated as of August 22, 1991, between the Company and Jo-Ann B. Karalus (filed with the Securities and Exchange Commission as Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1 (File No. 33-47123), and incorporated herein by reference).

EXHIBIT NO.	DESCRIPTION

10.7

Stock Option Agreement dated as of October 11, 1991, between the Company and Mone Anathan, III (filed with the Securities and Exchange Commission as Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1 (File No. 33-47123), and incorporated herein by reference).

10.8	1992 Equity Incentive Plan, as amended and restated (filed with the Securities and Exchange Commission as Exhibit A to the Registrant’s 1999 Proxy Statement, and incorporated herein by reference).

10.9

1992 Stock Purchase Plan, as amended (filed with the Securities and Exchange Commission as Exhibit 4.3 to the Registrant’s Registration Statement on Form S-8 (File No. 33-63740), and incorporated herein by reference).

10.10	1992 Management Incentive Bonus Plan (filed with the Securities and Exchange Commission as Exhibit 10.12 to the Registrant’s Form 10-K for Fiscal 1993, and incorporated herein by reference).

10.11

1992 Profit Sharing Plan (filed with the Securities and Exchange Commission as Exhibit 10.14 to the Registrant’s Registration Statement on Form S-1 (File No. 33-47123), and incorporated herein by reference).

10.12

Form of the Company’s Pension Plan (filed with the Securities and Exchange Commission as Exhibit 10.15 to the Registrant’s Registration Statement on Form S-1 (File No. 33-47123), and incorporated herein by reference).

10.13

Amendment No. 1 dated as of February 25, 1994, to Kaminstein Agreement (filed with the Securities and Exchange Commission as Exhibit 10.15.1 to the Registrant’s Registration Statement on Form S-1 (File No. 33-75728), and incorporated herein by reference).

10.14

Employment Agreement dated April 2, 1991, between the Company and Alexander M. Winiecki (filed with the Securities and Exchange Commission as Exhibit 10.18 to the Registrant’s Registration Statement on Form S-1 (File No. 33-47123), and incorporated herein by reference).

10.15

Severance Agreement dated March 15, 1991, between the Company and Jo-Ann B. Karalus (filed with the Securities and Exchange Commission as Exhibit 10.21 to the Registrant’s Registration Statement on Form S-1 (File No. 33-47123), and incorporated herein by reference).

EXHIBIT NO.	DESCRIPTION

10.16

Employment Agreement dated September 30, 1994, between the Company and Michael F. Anthony (filed with the Securities and Exchange Commission as Exhibit 10.17 to the Registrant’s Form 10-K for the year ended January 28, 1995, and incorporated herein by reference).

10.18

Lease Agreement dated as of March 26, 1993, between the City of Mexico, Missouri, as lessor, and Brookstone Company, Inc. (“BCI”), as lessee (filed with the Securities and Exchange Commission as Exhibit 10.23 to the Registrant’s Registration Statement on Form S-1 (File No. 33-75728), and incorporated herein by reference).

10.19

Option Agreement dated as of March 26, 1993, between the City of Mexico, Missouri and BCI (filed with the Securities and Exchange Commission as Exhibit 10.24 to the Registrant’s Registration Statement on Form S-1 (File No. 33-75728), and incorporated herein by reference).

10.20

Loan Agreement dated as of March 26, 1993, among BCI, the City of Mexico, Missouri, The Industrial Development Authority of Mexico, Missouri and First National Bank (filed with the Securities and Exchange Commission as Exhibit 10.24 to the Registrant’s Registration Statement on Form S-1 (File No. 33-75728), and incorporated herein by reference).

10.22	1996 Directors Stock Option Plan (filed with the Securities and Exchange Commission as Exhibit A to the Registrant’s 1996 Proxy Statement, and incorporated herein by reference).

10.23

Employment Agreement dated November 3, 1996, between the Company and Philip W. Roizin (filed with the Securities and Exchange Commission as Exhibit 10.25 to the Registrant’s Form 10-Q for the quarter ended November 2, 1996, and incorporated herein by reference).

10.24

Revolving Credit Agreement dated September 22, 1997, among the Company, Brookstone Company, Inc. (“BCI”) and Brookstone Stores, Inc. and BankBoston N.A. as agent for the lenders (filed with the Securities and Exchange Commission as Exhibit 10.25 to the Registrant’s Form 10-Q for the quarter ended November 1, 1997 and incorporated herein by reference.)

10.25

Amended and Restated Revolving Credit Agreement dated May 11, 1999, among the Company, Brookstone Company, Inc. (“BCI”) and Brookstone Stores, Inc., Brookstone Acquisitions Sub, Inc. and BankBoston N.A. as agent for the lenders (filed with the Securities and Exchange Commission as Exhibit 10.25 to the Registrant’s Form 10-K for the year ended January 29, 2000 and incorporated herein by reference).

EXHIBIT NO.	DESCRIPTION

10.26	1999 Equity Incentive Plan (filed with the Securities and Exchange Commission as Exhibit A to the Registrant’s 1999 Proxy Statement, and incorporated herein by reference).

10.27

Employment Agreement dated January 17, 2000, between the Company and Kenneth J. Mesnik (filed with the Securities and Exchange Commission as Exhibit 10.27 to the Registrant’s Form 10-K for the year ended January 29, 2000 and incorporated herein by reference).

10.28

Employment Agreement dated January 4, 2001, between the Company and Gregory B. Sweeney (filed with the Securities and Exchange Commission as Exhibit 10.28 to the Registrant’s Form 10-K for the year ended February 3, 2001 and incorporated herein by reference).

10.29	2000 Employee Stock Purchase Plan (filed with the Securities and Exchange Commission on Registrant’s Form S-8 dated October 25, 2000 and incorporated herein by reference).

10.30

Employment Agreement dated March 7, 2002, between the Company and Kathleen A. Staab (filed with the Securities and Exchange Commission as Exhibit 10.30 to the Registrant’s Form 10-K for the year ended February 2, 2002 and incorporated herein by reference).

10.31

Employment Agreement dated April 30, 2002, between the Company and M. Rufus Woodard (filed with the Securities and Exchange Commission as Exhibit 10.31 to the Registrant’s Form 10-K for the year ended February 2, 2002 and incorporated herein by reference).

10.32

Employment Agreement dated April 30, 2002, between the Company and Carol A. Lambert (filed with the Securities and Exchange Commission as Exhibit 10.32 to the Registrant’s Form 10-K for the year ended February 2, 2002 and incorporated herein by reference).

10.33

Amended and Restated Credit Agreement dated February 21, 2002, among Brookstone, Inc., Brookstone Company, Inc., Brookstone Stores, Inc., Brookstone Purchasing, Inc., Gardeners Eden by Mail, Inc., Gardeners Eden Company, Inc., Gardeners Eden Purchasing, Inc. and Fleet National Bank as agent for the Lenders and Citizens Bank of Massachusetts as Documentation Agent for the Lenders (filed with the Securities and Exchange Commission as Exhibit 10.33 to the Registrant’s Form 10-K for the year ended February 2, 2002 and incorporated herein by reference).

EXHIBIT NO.	DESCRIPTION

10.34	Change of Control Agreement dated April 18, 2003, between the Company and Michael F. Anthony (filed herewith).

13

The 2002 Annual Report to Stockholders of the Company, except for those portions thereof which are incorporated in this Form 10-K, shall be furnished for the information of the Commission and shall not be deemed “filed”.

21	List of Subsidiaries (filed herewith)

23.1	Consent of PricewaterhouseCoopers LLP, which is reflected on page 67 (filed herewith).

99.1	Certification of Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (filed herewith)

99.2	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (filed herewith)

14(b)    Reports on Form 8-K

The Company did not file any reports on Form 8-K during the quarter ended February 1, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 2, 2003.

BROOKSTONE, INC.

By:	/s/ PHILIP W. ROIZIN

Philip W. Roizin Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities, each on May 2, 2003.

Signature	Title
/s/ MICHAEL F. ANTHONY Michael F. Anthony	Chairman, President and Chief Executive Officer Director (Principal Executive Officer)

/s/ PHILIP W. ROIZIN Philip W. Roizin	Executive Vice President, Finance & Administration (Principal Financial and Accounting Officer)

/s/ MONE ANATHAN, III Mone Anathan, III	Director

/s/ KENNETH E. NISCH Kenneth E. Nisch	Director

/s/ MICHAEL L. GLAZER Michael L. Glazer	Director

/s/ ANDREA M. WEISS Andrea M. Weiss	Director

CERTIFICATION

I, Michael F. Anthony, certify that:

1)    I have reviewed this annual report on Form 10K of Brookstone, Inc;

2)    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3)    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4)    The Company’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the Company’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation date;

5)    The Company’s other certifying officer and I have disclosed, based on our most recent evaluation, to the Company’s auditors and the audit committee of the Company’s board of directors:

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the Company’s ability to record, process, summarize, and report financial data and have identified for the Company’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the Company’s internal controls; and

6)    The Company’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ MICHAEL F. ANTHONY

Michael F. Anthony Chairman, President, and Chief Executive Officer Director (Principal Executive Officer)

Dated: May 2, 2003

CERTIFICATION

I, Philip W. Roizin, certify that:

1)    I have reviewed this annual report on Form 10K of Brookstone, Inc;

2)    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3)    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4)    The Company’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the Company’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation date;

5)    The Company’s other certifying officer and I have disclosed, based on our most recent evaluation, to the Company’s auditors and the audit committee of the Company’s board of directors:

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the Company’s ability to record, process, summarize, and report financial data and have identified for the Company’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the Company’s internal controls; and

6)    The Company’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ PHILIP W. ROIZIN

Philip W. Roizin Executive Vice President, Finance and Administration, Treasurer and Secretary and Chief Financial Officer (Principal Financial Officer)

Dated: May 2, 2003