Form 10-Q
period 2003-05-03
BROOKSTONE INC
filed 2003-06-10
CIK 830134

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 3, 2003

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

Yes  ☐    No  ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 8,582,596 shares of common stock as of June 6, 2003.

BROOKSTONE, INC.

Index to Form 10-Q

		Page No.

Part I:	Financial Information

Item 1:

	Consolidated Balance Sheet as of May 3, 2003, February 1, 2003 and May 4, 2002	3

	Consolidated Statement of Operations for the thirteen weeks ended May 3, 2003 and May 4, 2002	4

	Consolidated Statement of Cash Flows for the thirteen weeks ended May 3, 2003 and May 4, 2002	5

	Notes to Consolidated Financial Statements	6

Item 2:

	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3:

	Quantitative and Qualitative Disclosures about Market Risk	12

Item 4:

	Controls and Procedures	12

Part II:	Other Information

Item 1:

	Legal Proceedings	13

Item 2:

	Changes in Securities	13

Item 3:

	Defaults by the Company upon its Senior Securities	13

Item 4:

	Submission of Matters to a Vote of Security Holders	13

Item 5:

	Other Information	13

Item 6:

	Exhibits and Reports on Form 8-K	13

Signatures		14

Certifications		15

Exhibits

Exhibit 10.35	Employment Agreement Amendment with Chief Executive Officer

Exhibit 99.1	Certification of Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

Exhibit 99.2	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

BROOKSTONE, INC.

CONSOLIDATED BALANCE SHEET

(In thousands, except share data)

	(Unaudited)		(Unaudited)
	May 3, 2003	February 1, 2003	May 4, 2002
Assets
Current assets:
Cash and cash equivalents	$30,329	$54,144	$14,156
Receivables, net	6,922	6,079	6,222
Merchandise inventories	59,871	58,987	57,646
Deferred income taxes, net	8,274	4,161	7,824
Other current assets	6,137	5,280	5,009

Total current assets	111,533	128,651	90,857
Deferred income taxes, net	5,854	5,854	4,536
Property and equipment, net	39,851	39,720	43,258
Intangible assets, net	4,326	4,413	4,676
Other assets	3,753	1,954	2,720

	$165,317	$180,592	$146,047

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$11,345	$10,720	$10,400
Other current liabilities	23,031	33,197	17,748

Total current liabilities	34,376	43,917	28,148
Other long-term liabilities	13,943	13,809	13,407
Long-term obligation under capital lease	2,069	2,110	2,238
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $0.001 par value: Authorized – 2,000,000 shares; issued and outstanding – 0 shares at May 3, 2003, February 1, 2003 and May 4, 2002
Common stock, $0.001 par value: Authorized 50,000,000 shares; issued and outstanding – 8,566,221 shares at May 3, 2003, 8,520,171 shares at February 1, 2003 and 8,476,972 shares at May 4, 2002	8	8	8
Additional paid-in capital	52,805	52,221	51,654
Accumulated other comprehensive loss	(1,031)	(1,031)	(447)
Retained earnings	63,194	69,605	51,086
Treasury stock, at cost – 3,616 shares at May 3, 2003, February 1, 2003 and May 4, 2002	(47)	(47)	(47)

Total shareholders’ equity	114,929	120,756	102,254

	$165,317	$180,592	$146,047

Note: The accompanying notes are an integral part of these financial statements.

BROOKSTONE, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Thirteen-weeks Ended
	May 3, 2003	May 4, 2002
Net sales	$60,957	$56,633
Cost of sales	46,166	43,742

Gross profit	14,791	12,891
Selling, general and administrative expenses	25,085	23,098

Loss from operations	(10,294)	(10,207)
Interest expense, net	131	307

Loss before taxes	(10,425)	(10,514)
Income tax benefit	(4,014)	(3,995)

Net loss	$(6,411)	$(6,519)

Basic / diluted loss per share:
Net loss	$(0.75)	$(0.78)

Weighted average shares outstanding basic / diluted	8,539	8,407

Note: The accompanying notes are an integral part of these financial statements.

BROOKSTONE, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands)

(Unaudited)

	Thirteen-weeks Ended
	May 3, 2003	May 4, 2002
Cash flows from operating activities:
Net loss	$(6,411)	$(6,519)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	2,948	3,020
Amortization of debt issuance costs	60	59
Deferred income taxes, net	(4,113)	(4,377)
Related tax benefits on exercise of stock options	99	382
Increase in other assets	(1,859)	(842)
Increase in other long-term liabilities	134	161
Changes in working capital:
Accounts receivable, net	(843)	1,948
Merchandise inventories	(884)	(2,017)
Other current assets	(857)	94
Accounts payable	625	(832)
Other current liabilities	(10,155)	(4,821)

Net cash used for operating activities	(21,256)	(13,744)
Cash flows from investing activities:
Expenditures for property and equipment	(2,992)	(1,084)

Net cash used for investing activities	(2,992)	(1,084)
Cash flows from financing activities:
Payments for capitalized lease	(52)	(35)
Payments for debt issuance costs	—	(515)
Proceeds from exercise of stock options	485	606

Net cash provided by financing activities	433	56

Net decrease in cash and cash equivalents	(23,815)	(14,772)
Cash and cash equivalents at beginning of period	54,144	28,928

Cash and cash equivalents at end of period	$30,329	$14,156

Note: The accompanying notes are an integral part of these financial statements.

BROOKSTONE, INC.

Notes to Consolidated Financial Statements

1.	The results of the thirteen-week period ended May 3, 2003 are not necessarily indicative of the results for the full fiscal year. The Company’s business, like the business of retailers in general, is subject to seasonal influences. Historically, the Company’s fourth fiscal quarter, which includes the winter holiday selling season, has produced a disproportionate amount of the Company’s net sales and substantially all of its income from operations. The Company expects that its business will continue to be subject to such seasonal influences.

2.	The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles and practices consistently applied in the United States of America. In the opinion of the Company, these financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position and the results of operations for the periods reported. Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that the accompanying unaudited consolidated financial statements be read in conjunction with the annual financial statements and notes thereto which may be found in the Company’s Fiscal 2002 annual report on Form 10K.

3.	Total comprehensive income is composed of net income plus minimum pension liability. For the thirteen-week period ended May 3, 2003, accumulated other comprehensive loss was approximately $1,031,000 as compared to $447,000 as of May 4, 2002.

4.	The exercise of stock options, which have been granted under the Company’s stock option plans, gives rise to compensation, which is includable in the taxable income of the optionees and deductible by the Company for tax purposes upon exercise. Such compensation reflects an increase in the fair market value of the Company’s common stock subsequent to the date of grant. For financial reporting purposes, the tax effect of this deduction is accounted for as a credit to additional paid-in capital rather than as a reduction of income tax expense. Such exercises resulted in a tax benefit of approximately $99 thousand for the thirteen-week period ended May 3, 2003 and is reflected in the Company’s operating cash flow.

5.	In March of 2002, the Company was served with a lawsuit brought in California superior court in Los Angeles as a class action on behalf of current and former managers and assistant managers of the Company’s California stores, alleging that they were improperly classified as exempt employees. The lawsuit seeks damages including overtime pay, restitution and attorneys fees. The Company has filed an answer denying the allegations and opposing class certification. At the present time, no class has been certified, nor has there been any determination regarding exempt classification or the extent to which overtime pay may or may not be owed. While the Company continues to vigorously defend the allegations brought against it, it has entered into settlement negotiations with legal counsel for the plaintiffs and may choose to settle this matter.

6.	Business conducted by the Company is segmented into two distinct areas determined by the method of distribution channel. The retail segment is comprised of all full-year stores in addition to all temporary stores and kiosks. Retail product distribution is conducted directly through the store location. The direct marketing segment is comprised of three catalog titles (Hard-to-Find Tools, Brookstone Catalog and Gardeners Eden), the Internet site www.Brookstone.com and sales to corporate customers. Direct marketing product distribution is conducted primarily through the Company’s direct marketing customer sales and contact center and distribution facility located in Mexico, Missouri and a third party distribution warehouse. Both segments of the Company sell similar products, although not all Company products are fully available within both segments.

All costs directly attributable to the direct marketing segment are charged accordingly while all remaining operating costs are charged to the retail segment. The Company’s management does not review assets by segment.

The tables below disclose segment net sales and pre-tax loss for the thirteen-week period ended May 3, 2003 and May 4, 2002 (in thousands).

Thirteen-weeks:	Net Sales		Pre-tax Loss
	May 3, 2003	May 4, 2002	May 3, 2003	May 4, 2002
Reportable segment:
Retail	$50,834	$46,313	$(9,590)	$(9,852)
Direct Marketing	10,123	10,320	(704)	(355)
Reconciling items:
Interest expense	—	—	(397)	(417)
Interest income	—	—	266	110

Consolidated:	$60,957	$56,633	$(10,425)	$(10,514)

7.	Basic and diluted earnings per share (EPS) were calculated for the thirteen-week period ended May 3, 2003 and May 4, 2002 as follows:

	Thirteen-weeks Ended
	May 3, 2003	May 4, 2002
Net loss	$(6,411)	$(6,519)

Weighted average number of common shares outstanding	8,539	8,407
Effect of dilutive securities:
Stock options	—	—

Weighted average number of common shares as adjusted	8,539	8,407

Net loss per share – basic/diluted	$(0.75)	$(0.78)

For the thirteen-week period ended May 3, 2003, antidilutive shares of 168,722 were excluded from the computations of diluted earnings per share. For the thirteen-week period ended May 4, 2002, antidilutive shares of 455,402 were excluded from the computations of diluted earnings per share.

8.	Joint Ventures

The Company operates two of its airport locations in Chicago and four airport locations in Atlanta under two separate Joint Venture arrangements. The Company has a 70% ownership interest in the Chicago venture and a 49% ownership interest in the Atlanta venture.

The Company has reviewed the requirements of FASB Interpretation No. 46 (“FIN 46”) “Consolidation of Variable Interest Entities” and has determined that it is reasonably possible that the Atlanta Joint Venture qualifies as a Variable Interest Entity (“VIE”). The maximum exposure to loss under this agreement is believed to approximate $246 thousand, which is the Company’s equity investment reduced by distributable cash from the joint venture.

During the quarter ended May 3, 2003, the Company did not invest in any new variable interest entities.

9.	Recent Accounting Pronouncements

In April 2003, the Financial Accounting Standards Board issued Financial Accounting Standard No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” (“FAS 149”). This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company has reviewed this Statement and believes it will have no material impact on the consolidated financial statements.

In May 2003, the Financial Accounting Standards Board issues Financial Accounting Statement No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“FAS 150”). This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003 and is effective at the beginning of the first interim period beginning after June 15, 2003 for all other financial instruments. The Company has reviewed this Statement and believes it will have no material impact on the consolidated financial statements.

10.	Stock-Based Compensation

The Company has stock option plans in effect that provide for the issuance of non-qualified and incentive stock options. Statement of Financial Accounting Standards No. 123 (“SFAS No. 123”), “Accounting for Stock-Based Compensation”, as amended by Statement of Accounting Standards No. 148 (“SFAS 148”), permits the Company to follow the measurement provisions of APB Opinion No. 25 (“APB No. 25”), “Accounting for Stock Issued to Employees”. Stock Options have historically been granted at or above the market price on the date of the grant, therefore, no compensation expense has been recognized under APB No. 25. Had compensation cost for the Company’s stock-based incentive compensation plans been determined based on the fair value at the grant dates of awards under those plans, consistent with the methodology prescribed by SFAS No. 123, as amended by SFAS No. 148, the Company’s net loss and related loss per share for the quarter ended May 3, 2003 and May 4, 2002 would have been increased to the pro forma amounts indicated below:

	Thirteen-weeks Ended
	May 3, 2003	May 4, 2002
Net loss – as reported	$(6,411)	$(6,519)
Deduct: Stock-based employee compensation expense determined under fair value based method, net of related tax effects	(147)	(167)

Net loss – pro forma	$(6,558)	$(6,686)

Loss per share – basic/diluted
As reported	$(0.75)	$(0.78)
Pro forma	(0.77)	(0.80)

11.	Commitments and contingencies

Effective as of April 18, 2003 the Company entered into a change-in-control agreement with the Company’s Chairman, President and Chief Executive Officer. The agreement provides certain benefits to Mr. Anthony in the event that his employment with the Company is terminated as a result of a change-in-control as defined therein. The maximum contingent liability related to this agreement is approximately $2.9 million, in addition to a reimbursement payment to eliminate the effect of any excise taxes associated with this payment. The Company has also entered into an amended employee agreement with the Company’s Chairman, President and Chief Executive Officer, which provides for certain severance benefits for a period of 24 months.

BROOKSTONE, INC.

Management’s Discussion and Analysis of

Financial Condition and Results of Operations for

The Thirteen-week Period Ended May 3, 2003

Results of Operations

For the thirteen-week period ended May 3, 2003, net sales increased 7.6% over the comparable period last year. Retail sales for the thirteen-week period increased $4.5 million, or 9.8%, to $50.8 million as compared to $46.3 million for the same period last year. Same store sales increased 5.9% over the comparable period last year generating $2.7 million in increased retail sales. The remaining $1.8 million of the retail sales increase resulted primarily from the opening of 14 new stores less one store closing subsequent to the first quarter of Fiscal 2002. The total number of stores open at the end of the thirteen-week period ended May 3, 2003 was 261 versus 248 at the end of the comparable period in Fiscal 2002. Driving the quarter’s retail sales increases were strong sales performances and successful new product introductions in Audio, Wine, Home Comfort, Kitchen, Personal Accessories, Lighting and Tools categories. Direct marketing sales for the thirteen-week period ended May 3, 2003 remained relatively flat at $10.1 million as compared to $10.3 million for the same period in Fiscal 2002, on a slight decrease in catalog circulation.

For the thirteen-week period ended May 3, 2003, gross profit as a percentage of net sales increased 150 basis points to 24.3% versus 22.8% for the comparable period last year. Improved product purchase margins in Fiscal 2003 resulted in an improvement of 60 basis points in gross profit as a percent of net sales. Occupancy costs as a percent of net sales decreased 60 basis points primarily resulting from the increase in same store sales. Order postage expense decreased 30 basis points as a percent of net sales.

Selling, general and administrative expenses as a percentage of net sales increased 40 basis points for the thirteen-week period ended May 3, 2003 to 41.2% versus 40.8% for the comparable period last year as a result of increased costs to support the base business.

Net interest expense for the thirteen-week period ended May 3, 2003 was $131 thousand compared to $307 thousand for the comparable period last year. This decrease resulted primarily from increased interest income due to the Company’s improved cash position and higher interest rates in Fiscal 2003 as compared to the same period in Fiscal 2002.

As a result of the foregoing, the Company reported a net loss of $6.4 million, or $0.75 per basic and diluted share, for the thirteen-week period ended May 3, 2003, as compared to a $6.5 million net loss, or $0.78 per basic and diluted share, for the comparable period last year.

Financial Condition

For the thirteen-week period ended May 3, 2003, net cash used by operating activities totaled $21.3 million, primarily reflecting the net loss and the payment of income taxes and accrued incentive compensation which are included in other current liabilities. Cash used for investment activities during the thirteen-week period of Fiscal 2003, representing the purchase of property and equipment amounted to approximately $3.0 million. Cash used for financing activities during the thirteen-week period of Fiscal 2003 amounted to $433 thousand primarily as a result of proceeds from the exercise of stock options partially offset by capitalized lease payments.

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

Merchandise inventories remained relatively flat at $59.9 million at May 3, 2003 compared to $59.0 at February 1, 2003, but rose approximately 4% when compared to the quarter ended May 4, 2002. The Company anticipates that inventory levels will continue to be higher in Fiscal 2003 than the comparable periods last year to support retail store growth. In addition, as a result of the SARS epidemic, the Company may further accelerate the receipt of goods into the second and third quarters from the fourth quarter in order to mitigate any potential impact on product flow from China.

Receivables increased approximately 14% to $6.9 million for the thirteen-week period ended May 3, 2003 as compared to the balance of $6.1 million at February 1, 2003. This increase is primarily the result of increased credit card receivables and increased amounts due from vendors for merchandise returns. Other current assets increased approximately 16% to $6.1 million from $5.3 million at February 1, 2003 primarily as a result of the timing of prepaid insurance payments due to a change in the effective dates for several insurance policies from May 1st to April 1st. Other assets increased $1.8 million to $3.8 million as compared to $2.0 million at February 1, 2003 principally as a result of costs associated with catalogs to be mailed in the beginning of the second quarter.

The Company’s capital expenditures for the thirteen-week period ended May 3, 2003 were principally related to the opening of three stores (two Brookstone stores and one Gardeners Eden store) and construction related to stores anticipated to open in the upcoming fiscal quarter. The Company anticipates opening approximately 15 to 20 new stores, including up to seven airport locations, and to remodel between 10 to 15 stores in Fiscal 2003. Additionally, the Company began the planned expansion of its Distribution Center in the first quarter of Fiscal 2003. The Company anticipates spending approximately $7.0 million on this expansion in Fiscal 2003 and that construction will be completed in the third quarter of Fiscal 2003 in order to be ready to receive goods for the holiday season.

The Company maintains a revolving credit agreement to finance inventory purchases, which historically peak in the third quarter in anticipation of the winter holiday selling season. At May 3, 2003 and at May 4, 2002 the Company had no borrowings outstanding under its revolving credit agreement.

The Company believes that cash on hand, anticipated cash generated from operations and available borrowings will be sufficient to finance its capital requirements throughout Fiscal 2003. Additionally in Fiscal 2003, the Company anticipates funding approximately $525 thousand for its obligation under its defined pension plan. Presently, the Company is investigating various financing options available as alternatives to funding the distribution center expansion.

Other Matters

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

Item 2:	CHANGES IN SECURITIES

None

Item 3:	DEFAULTS UPON SENIOR SECURITIES

None

Item 4:	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

Item 5:	OTHER INFORMATION

None

Item 6:	EXHIBITS AND REPORTS ON FORM 8-K

A)	Exhibit 10.35 Employment Agreement Amendment with Chief Executive Officer

Exhibit 99.1 Certification of Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

Exhibit 99.2 Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

B)	Reports on Form 8-K

Current Report on Form 8-K dated May 13, 2003 furnished a press release reporting sales results for the first quarter ended May 3, 2003

Current Report on Form 8-K dated May 21, 2003 furnished a press release reporting financial results for the first quarter ended May 3, 2003

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Brookstone, Inc. (Registrant)

/s/ Philip W. Roizin
June 10, 2003	(Signature)

Philip W. Roizin Executive Vice President Finance and Administration, Treasurer and Secretary (Principal Financial Officer and duly authorized to sign on behalf of registrant)

CERTIFICATION PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Michael F. Anthony, certify that:

1)    I have reviewed this quarterly report on Form 10Q of Brookstone, Inc;

2)    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3)    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4)    The Company’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the Company’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation date;

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

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the Company’s internal controls; and

6)    The Company’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Michael F. Anthony

Michael F. Anthony Chairman, President and Chief Executive Officer, Director (Principal Executive Officer)

Dated: June 10, 2003

CERTIFICATION PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Philip W. Roizin, certify that:

1)    I have reviewed this quarterly report on Form 10Q of Brookstone, Inc;

2)    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3)    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4)    The Company’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the Company’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation date;

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

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the Company’s internal controls; and

6)    The Company’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Philip W. Roizin

Philip W. Roizin Executive Vice President, Finance and Administration, Treasurer and Secretary and Chief Financial Officer (Principal Financial Officer)

Dated: June 10, 2003