Form 10-Q
period 2003-08-02
BROOKSTONE INC
filed 2003-09-16
CIK 830134

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 2, 2003

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 8,690,457 shares of common stock as of September 12, 2003.

BROOKSTONE, INC.

Exhibits

10.36	Amendment No. 1 to Amended and Restated Credit Agreement (filed herewith).

10.37	Employment Agreement dated August 1, 2003 between the Company and Michael Luce (filed herewith).

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

PART I

Item 1:

BROOKSTONE, INC.

CONSOLIDATED BALANCE SHEET

(In thousands, except share data)

	(Unaudited) August 2, 2003	February 1, 2003	(Unaudited) August 3, 2002
Assets
Current assets:
Cash and cash equivalents	$29,008	$54,144	$16,096
Receivables, net	6,478	6,079	4,722
Merchandise inventories	55,489	58,987	56,547
Deferred income taxes	9,849	4,161	9,290
Other current assets	6,024	5,280	5,417

Total current assets	106,848	128,651	92,072
Deferred income taxes, net	5,854	5,854	4,536
Property and equipment, net	45,184	39,720	40,985
Intangible assets, net	4,258	4,413	4,588
Other assets	1,937	1,954	1,884

	$164,081	$180,592	$144,065

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$10,780	$10,720	$9,795
Other current liabilities	23,647	33,197	18,907

Total current liabilities	34,427	43,917	28,702
Other long-term liabilities	14,567	13,809	12,656

Long-term obligation under capital lease	2,027	2,110	2,203

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $0.001 par value:
Authorized - 2,000,000 shares; issued and outstanding - 0 shares at August 2, 2003, February 1, 2003 and August 3, 2002
Common stock, $0.001 par value:
Authorized 50,000,000 shares; issued and outstanding – 8,597,096 shares at August 2, 2003, 8,520,171 shares at February 1, 2003 and 8,514,597 shares at August 3, 2002	8	8	8
Additional paid-in capital	53,251	52,221	52,151
Accumulated other comprehensive loss	(1,031)	(1,031)	(447)
Retained earnings	60,879	69,605	48,839
Treasury stock, at cost-3,616 shares at August 2, 2003, February 1, 2003 and August 3, 2002	(47)	(47)	(47)

Total shareholders’ equity	113,060	120,756	100,504

	$164,081	$180,592	$144,065

Note: The accompanying notes are an integral part of these financial statements.

BROOKSTONE, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 2, 2003	August 3, 2002	August 2, 2003	August 3, 2002
Net sales	$80,474	$71,231	$141,431	$127,864

Cost of sales	53,850	49,813	100,017	93,555

Gross profit	26,624	21,418	41,414	34,309

Selling, general and administrative expenses	30,207	25,367	55,291	48,465

Gain on curtailment of retiree medical plan	—	(642)	—	(642)

Loss from operations	(3,583)	(3,307)	(13,877)	(13,514)
Interest expense, net	181	318	311	625

Loss before taxes	(3,764)	(3,625)	(14,188)	(14,139)
Income tax benefit	(1,449)	(1,378)	(5,462)	(5,373)

Net Loss	$(2,315)	$(2,247)	$(8,726)	$(8,766)

Basic/ diluted loss per share:

Net Loss	$(0.27)	$(0.26)	$(1.02)	$(1.04)

Weighted average shares outstanding – basic/diluted	8,588	8,500	8,563	8,454

Note: The accompanying notes are an integral part of these financial statements.

BROOKSTONE, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands)

(Unaudited)

	Twenty-Six Weeks Ended
	August 2, 2003	August 3, 2002
Cash flows from operating activities:
Net loss	$(8,726)	$(8,766)
Adjustments to reconcile net loss to net cash used for operating activities:

Depreciation and amortization	5,929	6,008
Gain on curtailment of retiree medical plan	—	(642)
Amortization of debt issuance costs	120	120
Deferred income taxes	(5,688)	(5,843)
Related tax benefits on exercise of stock options	167	470
Increase in other assets	(23)	—
Increase in other long-term liabilities	758	52

Changes in working capital:
Accounts receivable, net	(399)	3,448
Merchandise inventories	3,498	(918)
Other current assets	(744)	(276)
Accounts payable	60	(1,437)
Other current liabilities	(9,550)	(3,662)

Net cash used for operating activities	(14,598)	(11,446)

Cash flows from investing activities:
Expenditures for property and equipment	(11,238)	(1,711)

Net cash used for investing activities	(11,238)	(1,711)

Cash flows from financing activities:
Payments for capitalized lease	(83)	(70)
Payment for debt issuance costs	(80)	(620)
Proceeds from exercise of stock options	863	1,015

Net cash provided by financing activities	700	325

Net decrease in cash and cash equivalents	(25,136)	(12,832)

Cash and cash equivalents at beginning of period	54,144	28,928

Cash and cash equivalents at end of period	$29,008	$16,096

Note: The accompanying notes are an integral part of these financial statements.

BROOKSTONE, INC.

Notes to Consolidated Financial Statements

(Unaudited)

1.	The results of the twenty-six week period ended August 2, 2003 are not necessarily indicative of the results for the full fiscal year. The Company’s business, like the business of retailers in general, is subject to seasonal influences. Historically, the Company’s fourth fiscal quarter, which includes the winter holiday selling season, has produced a disproportionate amount of the Company’s net sales and substantially all of its income from operations. The Company expects that its business will continue to be subject to such seasonal influences.

2.	As of June 11, 2002, the Board of Directors approved an amendment to the eligibility requirement of the Retiree Health Plan (“The Plan”). This amendment restricts regular full time associates from continuing to accrue points towards eligibility if those associates have not accumulated a minimum of 10 years of services as of December 31, 2002. As a result, during the quarter ended August 3, 2002, the Company recorded a gain on curtailment of $642 thousand, which is stated separately on the Statement of Operations.

3.	The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles and practices consistently applied in the United States of America. In the opinion of the Company, these financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position and the results of operations for the periods reported. Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that the accompanying unaudited consolidated financial statements be read in conjunction with the annual financial statements and notes thereto which may be found in the Company’s Fiscal 2002 annual report on Form 10K.

4.	Accumulated other comprehensive loss has historically related to the minimum pension liability and is disclosed in the accompanying consolidated balance sheets. Total comprehensive loss was equal to the net loss disclosed for the thirteen-week and twenty-six week periods presented.

5.	The exercise of stock options, which have been granted under the Company’s stock option plans, gives rise to compensation, which is includable in the taxable income of the optionees and deductible by the Company for tax purposes upon exercise. Such compensation reflects an increase in the fair market value of the Company’s common stock subsequent to the date of grant. For financial reporting purposes, the tax effect of this deduction is accounted for as a credit to additional paid-in capital rather than as a reduction of income tax expense. Such exercises resulted in a tax benefit of approximately $167 thousand for the twenty-six week period ended August 2, 2003 and is reflected in the Company’s operating cash flow.

6.	In March of 2002, the Company was served with a lawsuit brought in California superior court in Los Angeles as a class action on behalf of current and former managers and assistant managers of the Company’s California stores, alleging that they were improperly classified as exempt employees. The lawsuit sought damages including overtime pay, restitution and attorneys fees. On August 15, 2003, a settlement agreement was finalized in the amount of $1.5 million for this matter. As a result of this settlement and settlement of other ongoing routine legal matters, a charge of $1.1 million was recorded during the thirteen-week period ended August 2, 2003.

7.	Business conducted by the Company is segmented into two distinct areas determined by the method of distribution channel. The retail segment is comprised of all full-year stores in addition to all temporary stores and kiosks. Retail product distribution is conducted directly through the store location. The direct marketing segment is comprised of three catalog titles (Hard-to-Find Tools, Brookstone Catalog and Gardeners Eden), the Internet site www.Brookstone.com and sales to corporate customers. Direct marketing product distribution is conducted primarily through the Company’s direct marketing customer sales and contact center and distribution facility located in Mexico, Missouri and a third party distribution warehouse. Both segments of the Company sell similar products, although not all Company products are fully available within both segments.

All costs directly attributable to the direct marketing segment are charged accordingly while all remaining operating costs are charged to the retail segment. The Company’s management does not review assets by segment.

The tables below disclose segment net sales and pre-tax loss for the thirteen-week and twenty-six week periods ended August 2, 2003 and August 3, 2002 (in thousands).

Thirteen-weeks:	Net Sales		Pre-tax Income (Loss)
	August 2, 2003	August 3, 2002	August 2, 2003	August 3, 2002
Reportable segment:
Retail	$66,470	$58,598	$(4,005)	$(3,497)
Direct Marketing	14,004	12,633	422	190
Reconciling items:
Interest expense	—	—	(310)	(393)
Interest income	—	—	129	75

Consolidated:	$80,474	$71,231	$(3,764)	$(3,625)

Twenty-six weeks:	Net Sales		Pre-tax Income (Loss)
	August 2, 2003	August 3, 2002	August 2, 2003	August 3, 2002
Reportable segment:
Retail	$117,304	$104,911	$(13,595)	$(13,349)
Direct Marketing	24,127	22,953	(282)	(165)
Reconciling items:
Interest expense	—	—	(706)	(811)
Interest income	—	—	395	186

Consolidated:	$141,431	$127,864	$(14,188)	$(14,139)

8.	Basic and diluted earnings per share (EPS) were calculated for the thirteen-week and twenty-six week periods ended August 2, 2003 and August 3, 2002 as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 2, 2003	August 3, 2002	August 2, 2003	August 3, 2002
Net loss	$(2,315)	$(2,247)	$(8,726)	$(8,766)

Weighted average number of common shares outstanding	8,588	8,500	8,563	8,454

Effect of dilutive securities:
Stock options	—	—	—	—

Weighted average number of common shares as adjusted	8,588	8,500	8,563	8,454

Net loss per share – basic/diluted	$(0.27)	$(0.26)	$(1.02)	$(1.04)

For the thirteen-week and twenty-six week periods ended August 2, 2003, antidilutive shares of 245,485 and 204,183 were excluded from the computations of diluted earnings per share. For the thirteen-week and twenty-six week periods ended August 3, 2002, antidilutive shares of 155,260 and 148,224 respectively were excluded from the computations of diluted earnings per share.

9.	During the second quarter of 2003, the Company amended certain terms of the Amended and Restated Credit Agreement (the “Amendment”). The Amendment includes an extension of the expiration date from February 21, 2005 to February 21, 2006. The Company’s requirement to have no more than $10 million in borrowings (excluding letters of credit) outstanding for more than 30 consecutive days during the December 15th to April 30th time frames was reduced to $7 million. Additionally, the Amendment changed the fixed charge coverage ratios that determine which of four different levels of fees and applicable margin rates to be charged on applicable borrowings. Under the Amendment, the adjusted interest rates on the facility, at the Company’s option, are: the agent bank’s base lending rate, the agent bank’s base lending rate plus 0.50% or 0.25%, or the Eurodollar rate for the applicable period plus 2.00%, 1.75%, 1.50% or 1.25%. In addition, the Company is obligated to pay a fee of 0.625%, 0.50%, or 0.375% on the unused portion of the commitment, 1.00%, 0.875%, 0.75%, or 0.625% on the documentary letters of credit and 2.125%, 1.875%, 1.625% or 1.375% on the standby letters of credit. The Amendment also adjusted certain capital expenditure restrictions, including a reduction to $14 million in aggregate spending allowed for the new distribution facility in either Fiscal 2003 or Fiscal 2004 and allows for up to $10 million in aggregate spending for the new headquarters facility in either Fiscal 2003 or Fiscal 2004.

10.	Joint Ventures

The Company operates two of its airport locations in Chicago and four airport locations in Atlanta under two separate Joint Venture arrangements. The Company has a 70% ownership interest in the Chicago venture and a 49% ownership interest in the Atlanta venture.

The Company has reviewed the requirements of FASB Interpretation No. 46 (“FIN 46”) “Consolidation of Variable Interest Entities” and has determined that it is reasonably possible that the Atlanta Joint Venture qualifies as a Variable Interest Entity (“VIE”). The maximum exposure to loss under this agreement is believed to approximate $206 thousand, which is the Company’s equity investment reduced by distributable cash from the joint venture.

During the quarter ended August 2, 2003, the Company did not invest in any new variable interest entities.

11.	Stock-Based Compensation

The Company has stock option plans in effect that provide for the issuance of non-qualified and incentive stock options. Statement of Financial Accounting Standards No. 123 (“SFAS No. 123”), “Accounting for Stock-Based Compensation”, as amended by Statement of Accounting Standards No. 148 (“SFAS 148”), permits the Company to follow the measurement provisions of APB Opinion No. 25 (“APB No. 25”), “Accounting for Stock Issued to Employees”. Stock Options have historically been granted at or above the market price on the date of the grant, therefore, no compensation expense has been recognized under APB No. 25. Had compensation cost for the Company’s stock-based incentive compensation plans been determined based on the fair value at the grant dates of awards under those plans, consistent with the methodology prescribed by SFAS No. 123, as amended by SFAS No. 148, the Company’s net loss and related net loss per share for the thirteen and twenty-six week periods ended August 2, 2003 and August 3, 2002 would have been increased to the pro forma amounts indicated below:

	Thirteen-weeks		Twenty-six weeks
	August 2, 2003	August 3, 2002	August 2, 2003	August 3, 2002
Net loss - as reported	$(2,315)	$(2,247)	$(8,726)	$(8,766)
Deduct: Stock-based employee compensation expense determined under fair value based method, net of related tax effects	(189)	(213)	(374)	(429)

Net loss - pro forma	$(2,504)	$(2,460)	$(9,100)	$(9,195)

Net loss per share – basic/diluted
As reported	$(0.27)	$(0.26)	$(1.02)	$(1.04)
Pro forma	$(0.29)	$(0.29)	$(1.06)	$(1.09)

12.	Subsequent Event

On August 20, 2003, the Company’s Board of Directors approved a 3-for-2 stock split effected in the form of a 50 percent stock dividend. The stock dividend will be paid on September 23, 2003, to shareholders of record as of September 2, 2003. The pro-forma effect on the August 2, 2003 balance sheet (in thousands) is to reduce Paid in Capital by $4 and increase Capital Stock by $4. Common stock shares outstanding (in thousands), giving retroactive effect to the stock split, at August 2, 2003, February 1, 2003 and August 3, 2002 are 12,896, 12,780 and 12,772, respectively. Pro forma net loss per share, giving retroactive effect to the stock split, are as follows (shares in thousands).

	Thirteen-weeks		Twenty-six weeks
	August 2, 2003	August 3, 2002	August 2, 2003	August 3, 2002
Net loss per common share:

Basic/Diluted	$(0.18)	$(0.18)	$(0.68)	$(0.69)

Shares used in per share calculations (in thousands):
Basic/Diluted	12,882	12,750	12,845	12,681

The pro-forma effect on net loss per share, had compensation cost for the Company’s stock-based incentive compensation plans been determined based on the fair value at the grant dates of awards under those plans, consistent with the methodology prescribed by SFAS No. 123, as amended by SFAS No. 148, would have been as follows:

Net loss per share – basic/diluted
Pro forma	$(0.19)	$(0.19)	$(0.71)	$(0.73)

13.	Commitments and contingencies

Effective as of April 18, 2003 the Company entered into a change-in-control agreement with the Company’s Chairman, President and Chief Executive Officer. The agreement provides certain benefits to Mr. Anthony in the event that his employment with the Company is terminated as a result of a change-in-control as defined therein. The maximum contingent liability related to this agreement is approximately $3.0 million, in addition to a reimbursement payment to eliminate the effect of any excise taxes associated with this payment. The Company has also entered into an amended employee agreement with the Company’s Chairman, President and Chief Executive Officer, which provides for certain severance benefits for a period of 24 months.

BROOKSTONE, INC.

Item 2

Management’s Discussion and Analysis of

Financial Condition and Results of Operations for

the Thirteen-Week and Twenty-Six Week Periods Ended August 2, 2003

Results of Operations

For the thirteen-week and twenty-six week periods ended August 2, 2003, net sales increased 13.0% and 10.6% respectively over the comparable periods last year. For the quarter, retail sales increased $7.9 million or 13.4% over the comparable period last year. Year to date retail sales increased $12.4 million or 11.8% over the comparable period last year. Same store sales increased 7.8% for the quarter and 7.0% for the year to date period ended August 2, 2003 generating $4.6 million and $7.3 million in increased retail sales, respectively. The remaining retail sales increase of $3.3 million for the quarter and $5.1 for the year primarily resulted from the opening of 17 new stores less two store closings subsequent to the second quarter of Fiscal 2002. The total number of stores open at the end of the twenty-six week period ended August 2, 2003 was 263 versus 248 at the end of the comparable period in Fiscal 2002. Driving the retail store increases were strong sales performances and successful new product introductions in Audio, Massage, Kitchen, Bedding and Home Comfort. Direct marketing sales for the thirteen-week period ended August 2, 2003 increased 10.9% over the comparable period last year on a 12.5% increase in circulation. Year-to-date, direct marketing sales increased 5.1% on an 8% increase in catalog circulation. These increases resulted primarily from increased sales from the Brookstone.com website and the Brookstone catalog.

For the thirteen-week period ended August 2, 2003, gross profit as a percentage of net sales increased 300 basis points to 33.1% versus 30.1% for the comparable period last year due to an improvement in product purchase margins of 170 basis points, a decrease of 100 basis points in occupancy costs as a result of leveraging same store sales and a decrease of 30 basis points in order postage expense. For the twenty-six week period ended August 2, 2003 gross profit as a percentage of net sales increased 250 basis points to 29.3% versus 26.8% for the comparable period last year due to an improvement in product purchase margins of 130 basis points, a decrease of 90 basis points in occupancy costs as a result of leveraging same store sales and a decrease of 30 basis points in order postage expense.

For the thirteen week period ended August 2, 2003, selling, general and administrative expenses as a percentage of net sales increased 190 basis points to 37.5% versus 35.6% for the comparable period last year. For the twenty-six week period ended August 2, 2003, selling, general and administrative expenses as a percentage of net sales increased 120 basis points to 39.1% versus 37.9% for the comparable period last year. The basis point increases in the current year are primarily a result of the $1.1 million charge related to the settlement of the California class action lawsuit and other routine legal matters that were accrued for during the quarter.

During the quarter ended August 3, 2002, the Company recorded a gain of $642 thousand related to the curtailment of the Company’s retiree medical plan (see Note 2 of the Notes to Consolidated Financial Statements).

Net interest expense for the thirteen-week and twenty-six week periods ended August 2, 2003 was $181 thousand and $311 thousand respectively compared to $318 thousand and $625 thousand during the comparable periods last year. The decreases in net interest expense resulted primarily from a combination of increased interest income due to the Company’s improved cash position in Fiscal 2003 and reduced interest expense due to a lower interest rate within the Amended and Restated Credit Agreement in Fiscal 2003 as compared to Fiscal 2002.

As a result of the foregoing, the Company reported a net loss of $2.3 million, or $0.27 per basic and diluted share (after reflecting one-time legal settlements of $1.1 million or $0.08 per basic and diluted share) for the thirteen-week period ended August 2, 2003, as compared to a net loss of $2.2 million (after reflecting a one time gain of $642 thousand or $0.05 per basic and diluted share related to the curtailment of the Company’s retiree medical plan), or $0.26 per basic and diluted share, for the comparable period last year. For the twenty-six week period ended August 2, 2003 the Company reported a net loss of $8.7 million, or $1.02 per basic and diluted share as compared to an $8.8 million net loss, or $1.04 per basic and diluted share, for the comparable period last year.

Financial Condition

For the twenty-six week period ended August 2, 2003, net cash used by operating activities totaled $14.6 million, primarily as a result of the net loss and a decrease in other current liabilities resulting primarily from the payment of income taxes and accrued incentive compensation. Cash used for investment activities during the first twenty-six weeks of Fiscal 2003, representing the purchase of property and equipment, amounted to $11.2 million. Cash from financing activities during the twenty-six week period of Fiscal 2003 amounted to $700 thousand, primarily as a result of proceeds from the exercise of stock options.

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

Merchandise inventories decreased to $55.5 million at August 2, 2003 compared to $59.0 at February 1, 2003 and compared to $56.5 million at August 3, 2002. The Company anticipates that inventory levels at the end of the third quarter of 2003 will be higher than the comparable period last year as a result of the West Coast stock workers labor situation in 2002 which resulted in lower than normal inventory levels in 2002.

Other current assets increased approximately 14% to $6.0 million from $5.3 million at February 1, 2003 primarily as a result of increased insurance premiums and increased prepaid expenses primarily related to computer system maintenance and support.

The Company’s capital expenditures for the twenty-six week period ended August 2, 2003 were principally related to the opening of six stores (five Brookstone stores and one Gardeners Eden store), the remodeling of five stores and construction related to stores anticipated to open in the third and fourth quarters of fiscal 2003. The Company anticipates opening approximately 18 to 20 new stores, including up to nine airport locations, and to remodel between 10 to 15 stores in Fiscal 2003, all in the new store format that was developed in Fiscal 2002. Additionally, the Company began the planned expansion of its distribution center in the first quarter of Fiscal 2003. As of the end of the second quarter, the Company has spent approximately $2.2 million on this expansion and anticipates spending approximately $7.0 million in total on this expansion in Fiscal 2003. Construction is expected to be completed in the third quarter of Fiscal 2003 in order to be ready to receive goods for the holiday season. During Fiscal 2003, the Company will also begin construction of a new corporate headquarters building. The Company anticipates the new facility to cost between $8 and $10 million with the majority of spending to occur in Fiscal 2004 and anticipates the new facility will be ready for occupancy in the third quarter of Fiscal 2004.

The Company maintains a revolving credit agreement to finance inventory purchases, which historically peak in the third quarter in anticipation of the winter holiday selling season. At August 2, 2003 and at August 3, 2002 the Company had no borrowings outstanding under its revolving credit agreement. During the second quarter of 2003, the Company amended certain terms of the Amended and Restated Credit Agreement (the “Amendment”). The Amendment includes an extension of the expiration date from February 21, 2005 to February 21, 2006. The Company’s requirement to have no more than $10 million in borrowings (excluding letters of credit) outstanding for more than 30 consecutive days during the December 15th to April 30th time frames was reduced to $7 million. Additionally, the Amendment changed the fixed charge coverage ratios that determine which of four different levels of fees and applicable margin rates to be charged on applicable borrowings. Under the Amendment, the adjusted interest rates on the facility, at the Company’s option, are: the agent bank’s base lending rate, the agent bank’s base lending rate plus 0.50% or 0.25%, or the Eurodollar rate for the applicable period plus 2.00%, 1.75%, 1.50% or 1.25%. In addition, the Company is obligated to pay a fee of 0.625%, 0.50%, or 0.375% on the unused portion of the commitment, 1.00%, 0.875%, 0.75%, or 0.625% on the documentary letters of credit and 2.125%, 1.875%, 1.625% or 1.375% on the standby letters of credit. The Amendment also adjusted certain capital expenditure restrictions, including a reduction to $14 million in aggregate spending allowed for the new distribution facility in either Fiscal 2003 or Fiscal 2004 and allows for up to $10 million in aggregate spending for the new headquarters facility in either Fiscal 2003 or Fiscal 2004.

The Company believes that cash on hand, anticipated cash generated from operations and available borrowings will be sufficient to finance its capital requirements throughout Fiscal 2003. Additionally in Fiscal 2003, the Company anticipates funding approximately $525 thousand for its obligation under its defined pension plan. Presently, the Company is investigating various financing options available as alternatives to funding the distribution center expansion and the construction of the new corporate headquarters.

Other Matters

In March of 2002, the Company was served with a lawsuit brought in California superior court in Los Angeles as a class action on behalf of current and former managers and assistant managers of the Company’s California stores, alleging that they were improperly classified as exempt employees. The lawsuit sought damages including overtime pay, restitution and attorneys fees. On August 15, 2003, a settlement agreement was finalized in the amount of $1.5 million for this matter. As a result of this settlement and settlement of other ongoing routine legal matters, a charge of $1.1 million was recorded during the thirteen-week period ended August 2, 2003.

Subsequent to the second quarter of Fiscal 2003, the Board of Directors approved a 3-for-2 stock split in the form of a 50 percent stock dividend to be paid on September 23, 2003 to shareholders of record as of September 2, 2003. The Company announced the addition of Michael Luce as President and Chief Executive Officer of Gardeners Eden. On September 4, 2003, the Company launched its www.GardenersEden.com website.

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

In March of 2002, the Company was served with a lawsuit brought in California superior court in Los Angeles as a class action on behalf of current and former managers and assistant managers of the Company’s California stores, alleging that they were improperly classified as exempt employees. The lawsuit sought damages including overtime pay, restitution and attorneys fees. On August 15, 2003, a settlement agreement was finalized in the amount of $1.5 million for this matter. As a result of this settlement and settlement of other ongoing routine legal matters, a charge of $1.1 million was recorded during the thirteen-week period ended August 2, 2003.

Brookstone is also involved in various routine legal proceedings incidental to the conduct of its business. The Company does not believe that any of these legal proceedings will have a material adverse effect on Brookstone’s financial condition or results of operations.

Item 2:	CHANGES IN SECURITIES

None

Item 3:	DEFAULT UPON SENIOR SECURITIES

None

Item 4:	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

A)	The 2003 Annual Meeting of Stockholders of the Company was held on June 10, 2003.

B)	The following persons were elected Directors at the 2003 Annual Meeting for a one-year term expiring at the 2004 Annual Meeting of Stockholders.

	For	Withheld
Michael F. Anthony	6,583,518	1,468,263
Mone Anathan, III	7,954,344	97,437
Michael L. Glazer	7,953,041	98,740
Kenneth E. Nisch	6,610,867	1,440,914
Andrea M. Weiss	7,955,416	96,365

C)	The appointment of PricewaterhouseCoopers LLP as the independent accountants to examine the financial statements of the Company and its subsidiaries for the fiscal year ending January 31, 2004 was ratified.

For	Against	Abstain
8,019,481	32,300	0

Item 5:	OTHER INFORMATION

None

Item 6:	EXHIBITS AND REPORTS ON FORM 8-K

A)	10.36 Amendment No. 1 to Amended and Restated Credit Agreement (filed herewith)

10.37	Employment Agreement dated August 1, 2003 between the Company and Michael Luce (filed herewith).

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

B)	Reports on Form 8-K

Current Report on Form 8-K dated August 6, 2003 furnished a press release reporting sales results for the second quarter ended August 2, 2003

Current Report on Form 8-K dated August 20, 2003 furnished a press release reporting financial results for the second quarter ended August 2, 2003, a 3-for-2 Stock Split and the settlement of outstanding litigation with regard to the California class action lawsuit.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BROOKSTONE, INC. (Registrant)

/s/ Philip W. Roizin
September 16, 2003	(Signature)

Philip W. Roizin
Executive Vice President, Finance and Administration, Treasurer and Secretary
(Principal Financial Officer and duly authorized to sign on behalf of registrant)