Form 10-Q
period 2003-11-01
BROOKSTONE INC
filed 2003-12-16
CIK 830134

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 1, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 0-21406 .

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

Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 13,304,763 shares of common stock as of December 5, 2003.

BROOKSTONE, INC.

Index to Form 10-Q

		Page No.
Part I:	Financial Information
Item 1:

	Consolidated Balance Sheet as of November 1, 2003, February 1, 2003 and November 2, 2002	3

	Consolidated Statement of Operations for the thirteen & thirty-nine weeks ended November 1, 2003 and November 2, 2002	4

	Consolidated Statement of Cash Flows for the thirty-nine weeks ended November 1, 2003 and November 2, 2002	5

	Notes to Consolidated Financial Statements	6

Item 2:
	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10
Item 3:
	Quantitative and Qualitative Disclosures about Market Risk	12
Item 4:
	Controls and Procedures	12

Part II:	Other Information

Item 1:
	Legal Proceedings	13
Item 2:
	Change in Securities	13
Item 3:
	Defaults by the Company upon its Senior Securities	13
Item 4:
	Submission of Matters to a Vote of Security Holders	13
Item 5:
	Other Information	13
Item 6:
	Exhibits and Reports on Form 8-K	14

Exhibits

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of The Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of The Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

PART I

Item 1:

BROOKSTONE, INC.

CONSOLIDATED BALANCE SHEET

(In thousands, except share data)

	(Unaudited)		(Unaudited)
	November 1, 2003	February 1, 2003	November 2, 2002
Assets
Current assets:
Cash and cash equivalents	$1,544	$54,144	$1,971
Receivables, net	7,044	6,079	5,020
Merchandise inventories	84,771	58,987	79,539
Deferred income taxes	15,258	4,161	13,626
Other current assets	6,548	5,280	6,023

Total current assets	115,165	128,651	106,179
Deferred income taxes, net	5,091	5,854	4,352
Property and equipment, net	50,300	39,720	40,092
Intangible assets, net	4,191	4,413	4,501
Other assets	7,610	1,954	5,399

	$182,357	$180,592	$160,523

Liabilities and Shareholders’ Equity
Current liabilities:
Short-term borrowings	$—	$—	$9,300
Accounts payable	27,001	10,720	21,861
Other current liabilities	26,137	33,197	20,629

Total current liabilities	53,138	43,917	51,790
Other long-term liabilities	14,934	13,809	12,736
Long-term obligation under capital lease	1,985	2,110	2,165
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $0.001 par value:
Authorized - 2,000,000 shares; issued and outstanding - 0 shares at November 1, 2003, February 1, 2003 and November 2, 2002
Common stock, $0.001 par value:
Authorized 50,000,000 shares; issued and outstanding – 13,304,763 shares at November 1, 2003, 12,780,256 shares at February 1, 2003 and 12,771,895 shares at November 2, 2002	13	8	8
Additional paid-in capital	58,351	52,221	52,151
Accumulated other comprehensive loss	(1,031)	(1,031)	(447)
Retained earnings	55,014	69,605	42,167
Treasury stock, at cost-3,616 shares at November 1, 2003, February 1, 2003 and November 2, 2002	(47)	(47)	(47)

Total shareholders’ equity	112,300	120,756	93,832

	$182,357	$180,592	$160,523

Note: The accompanying notes are an integral part of these financial statements.

BROOKSTONE, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	November 1, 2003	November 2, 2002	November 1, 2003	November 2, 2002
Net sales	$73,657	$62,843	$215,088	$190,707
Cost of sales	51,993	46,320	152,010	139,875

Gross profit	21,664	16,523	63,078	50,832
Selling, general and administrative expenses	30,903	26,944	86,194	75,409
Gain on curtailment of retiree medical plan	—	—	—	(642)

Loss from operations	(9,239)	(10,421)	(23,116)	(23,935)
Interest expense, net	298	340	609	965

Loss before taxes	(9,537)	(10,761)	(23,725)	(24,900)
Income tax benefit	(3,672)	(4,089)	(9,134)	(9,462)

Net Loss	$(5,865)	$(6,672)	$(14,591)	$(15,438)

Basic/ diluted loss per share:
Net Loss	$(0.45)	$(0.52)	$(1.13)	$(1.21)

Weighted average shares outstanding – basic/diluted	13,158	12,772	12,949	12,711

Note: The accompanying notes are an integral part of these financial statements.

BROOKSTONE, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands)

(Unaudited)

	Thirty-Nine Weeks Ended
	November 1, 2003	November 2, 2002
Cash flows from operating activities:
Net loss	$(14,591)	$(15,438)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	8,990	8,957
Gain on curtailment of retiree medical plan	—	(642)
Amortization of debt issuance costs	166	180
Deferred income taxes	(10,334)	(9,995)
Related tax benefits on exercise of stock options	1,879	470
Increase in other assets	(5,761)	(3,574)
Increase in other long-term liabilities	1,125	132
Changes in working capital:
Accounts receivable, net	(965)	3,150
Merchandise inventories	(25,784)	(23,910)
Other current assets	(1,227)	(883)
Accounts payable	16,281	10,629
Other current liabilities	(7,060)	(1,940)

Net cash used for operating activities	(37,281)	(32,864)

Cash flows from investing activities:
Expenditures for property and equipment	(19,348)	(3,680)

Net cash used for investing activities	(19,348)	(3,680)

Cash flows from financing activities:
Borrowings from revolving credit agreement	—	9,300
Payments for capitalized lease	(125)	(108)
Payment for debt issuance costs	(102)	(620)
Proceeds from exercise of stock options	4,256	1,015

Net cash provided by financing activities	4,029	9,587

Net decrease in cash and cash equivalents	(52,600)	(26,957)
Cash and cash equivalents at beginning of period	54,144	28,928

Cash and cash equivalents at end of period	$1,544	$1,971

Note: The accompanying notes are an integral part of these financial statements.

BROOKSTONE, INC.

Notes to Consolidated Financial Statements

(Unaudited)

1.	The results of the thirty-nine week period ended November 1, 2003 are not necessarily indicative of the results for the full fiscal year. The Company’s business, like the business of retailers in general, is subject to seasonal influences. Historically, the Company’s fourth fiscal quarter, which includes the winter holiday selling season, has produced a disproportionate amount of the Company’s net sales and substantially all of its income from operations. The Company expects that its business will continue to be subject to such seasonal influences.

2.	As of June 11, 2002, the Board of Directors approved an amendment to the eligibility requirement of the Retiree Health Plan (“The Plan”). This amendment restricts regular full time associates from continuing to accrue points towards eligibility if those associates have not accumulated a minimum of 10 years of services as of December 31, 2002. As a result, during the second quarter of 2002, the Company recorded a gain on curtailment of $642 thousand, which is stated separately on the Statement of Operations.

3.	The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles and practices consistently applied in the United States of America. In the opinion of the Company, these financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position and the results of operations for the periods reported. Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that the accompanying unaudited consolidated financial statements be read in conjunction with the annual financial statements and notes thereto which may be found in the Company’s Fiscal 2002 annual report on Form 10K.

4.	Accumulated other comprehensive loss has historically related to the minimum pension liability and is disclosed in the accompanying consolidated balance sheets. Total comprehensive loss was equal to the net loss disclosed for the thirteen-week and thirty-nine week periods presented.

5.	The exercise of stock options, which have been granted under the Company’s stock option plans, gives rise to compensation, which is includable in the taxable income of the optionees and deductible by the Company for tax purposes upon exercise. Such compensation reflects an increase in the fair market value of the Company’s common stock subsequent to the date of grant. For financial reporting purposes, the tax effect of this deduction is accounted for as a credit to additional paid-in capital rather than as a reduction of income tax expense. Such exercises resulted in a tax benefit of approximately $1.9 million for the thirty-nine week period ended November 1, 2003 and is reflected in the Company’s operating cash flow.

6.	In March of 2002, the Company was served with a lawsuit brought in California superior court in Los Angeles as a class action on behalf of current and former managers and assistant managers of the Company’s California stores, alleging that they were improperly classified as exempt employees. The lawsuit sought damages including overtime pay, restitution and attorneys fees. On August 15, 2003, a settlement agreement was finalized in the amount of $1.5 million for this matter. As a result of this settlement and settlement of other ongoing routine legal matters, a charge of $1.1 million was recorded during the second quarter of 2003.

7.	Business conducted by the Company is segmented into two distinct areas determined by the method of distribution channel. The retail segment is comprised of all full-year stores in addition to all temporary stores and kiosks. Retail product distribution is conducted directly through the store location. The direct marketing segment is comprised of three catalog titles (Hard-to-Find Tools, Brookstone Catalog and Gardeners Eden), the Internet sites www.Brookstone.com and www.GardenersEden.com and sales to corporate customers. Direct marketing product distribution is conducted primarily through the Company’s direct marketing customer sales and contact center and distribution facility located in Mexico, Missouri and a third party distribution warehouse. Both segments of the Company sell similar products, although not all Company products are fully available within both segments.

All costs directly attributable to the direct marketing segment are charged accordingly while all remaining operating costs are charged to the retail segment. The Company’s management does not review assets by segment.

The tables below disclose segment net sales and pre-tax loss for the thirteen-week and thirty-nine week periods ended November 1, 2003 and November 2, 2002 (in thousands).

Thirteen-weeks:	Net Sales		Pre-tax Income (Loss)
	November 1, 2003	November 2, 2002	November 1, 2003	November 2, 2002
Reportable segment:
Retail	$60,247	$50,295	$(9,526)	$(10,410)
Direct Marketing	13,410	12,548	287	(11)
Reconciling items:
Interest expense	—	—	(379)	(387)
Interest income	—	—	81	47

Consolidated:	$73,657	$62,843	$(9,537)	$(10,761)

Thirty-nine weeks:	Net Sales		Pre-tax Income (Loss)
	November 1, 2003	November 2, 2002	November 1, 2003	November 2, 2002
Reportable segment:
Retail	$177,551	$155,206	$(23,121)	$(23,759)
Direct Marketing	37,537	35,501	5	(176)
Reconciling items:
Interest expense	—	—	(1,085)	(1,198)
Interest income	—	—	476	233

Consolidated:	$215,088	$190,707	$(23,725)	$(24,900)

8.	In the third quarter of Fiscal 2003, the Board of Directors approved a 3-for-2 stock split in the form of a 50 percent stock dividend which was paid on September 23, 2003 to shareholders of record as of September 2, 2003. All common shares and per share amounts in these financial statements reflect the stock split.

Basic and diluted earnings per share (EPS) were calculated for the thirteen-week and thirty-nine week periods ended November 1, 2003 and November 2, 2002 as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 1, 2003	November 2, 2002	November 1, 2003	November 2, 2002
Net loss	$(5,865)	$(6,672)	$(14,591)	$(15,438)

Weighted average number of common shares outstanding	13,158	12,772	12,949	12,711
Effect of dilutive securities:
Stock options	—	—	—	—

Weighted average number of common shares as adjusted	13,158	12,772	12,949	12,711

Net loss per share – basic/diluted	$(0.45)	$(0.52)	$(1.13)	$(1.21)

For the thirteen-week and thirty-nine week periods ended November 1, 2003, antidilutive shares of 493,011 and 380,869 are excluded from the computations of diluted earnings per share. For the thirteen-week and thirty-nine week periods ended November 2, 2002, antidilutive shares of 1,037,916 and 898,160 respectively were excluded from the computations of diluted earnings per share.

9.	During the second quarter of 2003, the Company amended certain terms of the Amended and Restated Credit Agreement (the “Amendment”). The Amendment includes an extension of the expiration date from February 21, 2005 to February 21, 2006. The Company’s requirement to have no more than $10 million in borrowings (excluding letters of credit) outstanding for more than 30 consecutive days during the December 15th to April 30th time frames was reduced to $7 million. Additionally, the Amendment changed the fixed charge coverage ratios that determine which of four different levels of fees and applicable margin rates to be charged on applicable borrowings. Under the Amendment, the adjusted interest rates on the facility, at the Company’s option, are: the agent bank’s base lending rate plus the applicable percentage (0.50%, 0.25%, or 0%) or the Eurodollar rate for the applicable period plus the applicable percentage (2.00%, 1.75%, 1.50% or 1.25%). In addition, the Company is obligated to pay a fee of 0.625%, 0.50%, or 0.375% on the unused portion of the commitment, 1.00%, 0.875%, 0.75%, or 0.625% on the documentary letters of credit and 2.125%, 1.875%, 1.625% or 1.375% on the standby letters of credit. The Amendment also adjusted certain capital expenditure restrictions, including a reduction to $14 million in aggregate spending allowed for the new distribution facility in either Fiscal 2003 or Fiscal 2004 and allows for up to $10 million in aggregate spending for the new headquarters facility in either Fiscal 2003 or Fiscal 2004.

10.	Joint Ventures

The Company operates two of its airport locations in Chicago, four airport locations in Atlanta and one airport in Las Vegas under three separate Joint Venture arrangements. The Company has a 70% ownership interest in the Chicago venture, a 49% ownership interest in the Atlanta venture and an 80% ownership interest in the Las Vegas venture.

The Company has reviewed the requirements of FASB Interpretation No. 46 (“FIN 46”) “Consolidation of Variable Interest Entities” and has determined that it is reasonably possible that the Atlanta Joint Venture qualifies as a Variable Interest Entity (“VIE”). The maximum exposure to loss under this agreement is believed to approximate $225 thousand, which is the Company’s equity investment reduced by distributable cash from the joint venture.

11.	Stock-Based Compensation

During the third quarter, the Board of Directors approved the Award of 8,625 shares of restricted stock to Officers of the Company under the provisions of the 1999 Equity Incentive Plan. These awards require the Officer to purchase and hold stock of the Company. The award provides stock equal to 50% of the amount the officer purchased up to a maximum amount as specified in each award. These shares vest ratably over a four-year period commencing with the date of the award, September 10, 2003 and, as such, compensation expense will be recorded over this period.

The Company has stock option plans in effect that provide for the issuance of non-qualified and incentive stock options. Statement of Financial Accounting Standards No. 123 (“SFAS No. 123”), “Accounting for Stock-Based Compensation”, as amended by Statement of Accounting Standards No. 148 (“SFAS 148”), permits the Company to follow the measurement provisions of APB Opinion No. 25 (“APB No. 25”), “Accounting for Stock Issued to Employees”. Stock Options have historically been granted at or above the market price on the date of the grant, therefore, no compensation expense has been recognized under APB No. 25. Had compensation cost for the Company’s stock-based incentive compensation plans been determined based on the fair value at the grant dates of awards under those plans, consistent with the methodology prescribed by SFAS No. 123, as amended by SFAS No. 148, the Company’s net loss and related net loss per share for the thirteen and thirty-nine week periods ended November 1, 2003 and November 2, 2002 would have been increased to the pro forma amounts indicated below:

	Thirteen-weeks		Thirty-nine weeks
	November 1, 2003	November 2, 2002	November 1, 2003	November 2, 2002
Net loss - as reported	$(5,865)	$(6,672)	$(14,591)	$(15,438)
Deduct: Stock-based employee compensation expense determined under fair value based method, net of related tax effects	(200)	(191)	(575)	(620)
Add: Stock based employee compensation expense included in reported net income, net of related tax effects	3	—	3	—

Net loss - pro forma	$(6,062)	$(6,863)	$(15,163)	$(16,058)

Net loss per share – basic/diluted
As reported	$(0.45)	$(0.52)	$(1.13)	$(1.21)
Pro forma	$(0.46)	$(0.54)	$(1.17)	$(1.26)

12.	Commitments and contingencies

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

Item 2:

Management’s Discussion and Analysis of

Financial Condition and Results of Operations for

the Thirteen-Week and Thirty-Nine Week Periods Ended November 1, 2003

Results of Operations

For the thirteen-week and thirty-nine week periods ended November 1, 2003, net sales increased 17.2% and 12.8% respectively over the comparable periods last year. For the quarter, retail sales increased $10.0 million or 19.8% over the comparable period last year. Year to date retail sales increased $22.3 million or 14.4% over the comparable period last year. Same store sales increased 15.9% for the quarter and 9.9% for the year to date period ended November 1, 2003 generating $7.8 million and $15.1 million in increased retail sales, respectively. The remaining retail sales increase of $2.2 million for the quarter and $7.2 million for the year resulted primarily from the opening of 18 new stores less two store closings subsequent to the third quarter of Fiscal 2002. The total number of stores open at the end of the thirty-nine week period ended November 1, 2003 was 270 versus 254 at the end of the comparable period in Fiscal 2002. Driving the retail store increases were strong sales performances and successful new product introductions in Massage, Lighting, Personal Care and Optical categories. Direct marketing sales for the thirteen-week period ended November 1, 2003 increased 6.9% over the comparable period last year on an 8.1% reduction in circulation. Year-to-date, direct marketing sales increased 5.7% on relatively unchanged catalog circulation. These increases resulted primarily from increased sales from the Brookstone.com website and the Brookstone catalog.

For the thirteen-week period ended November 1, 2003, gross profit as a percentage of net sales increased 310 basis points to 29.4% versus 26.3% for the comparable period last year due to a decrease of 210 basis points in occupancy costs as a result of leveraging same store sales, improved product purchase margins of 60 basis points resulting from increased penetration of proprietary products and a decrease of 40 basis points in order postage expense. For the thirty-nine week period ended November 1, 2003 gross profit as a percentage of net sales increased 260 basis points to 29.3% versus 26.7% for the comparable period last year due to a decrease of 130 basis points in occupancy costs as a result of leveraging same store sales, improved product purchase margins of 100 basis points resulting from increased penetration of proprietary products and a decrease of 30 basis points in order postage expense.

For the thirteen week period ended November 1, 2003, selling, general and administrative expenses as a percentage of net sales decreased 90 basis points to 42.0% versus 42.9% for the comparable period last year primarily due to leveraging fixed expenses as a result of increased sales in the third quarter of 2003 as compared to the same period in 2002. For the thirty-nine week period ended November 1, 2003, selling, general and administrative expenses as a percentage of net sales increased 60 basis points to 40.1% versus 39.5% for the comparable period last year primarily as a result of the settlement of legal matters in the second quarter of 2003.

During the second quarter of 2002, the Company recorded a gain of $642 thousand related to the curtailment of the Company’s retiree medical plan (see Note 2 of the Notes to Consolidated Financial Statements).

Net interest expense for the thirteen-week and thirty-nine week periods ended November 1, 2003 was $298 thousand and $609 thousand respectively compared to $340 thousand and $965 thousand during the comparable periods last year. The decreases in net interest expense resulted primarily from a combination of increased interest income due to the Company’s improved cash position in Fiscal 2003 and reduced interest expense as a result of being in a more favorable pricing tier within the Company’s revolving credit agreement in Fiscal 2003 as compared to Fiscal 2002.

As a result of the foregoing, the Company reported a net loss of $5.9 million, or $0.45 per basic and diluted share for the thirteen-week period ended November 1, 2003, as compared to a net loss of $6.7 million, or $0.52 per basic and diluted share, for the comparable period last year. For the thirty-nine week period ended November 1, 2003 the Company reported a net loss of $14.6 million, or $1.13 per basic and diluted share (after reflecting one-time legal settlements of $1.1 million or $0.05 per basic and diluted share) as compared to a $15.4 million net loss, or $1.21 per basic and diluted share (after reflecting a one time gain of $642 thousand or $0.03 per basic and diluted share related to the curtailment of the Company’s retiree medical plan), for the comparable period last year.

Financial Condition

For the thirty-nine week period ended November 1, 2003, net cash used by operating activities totaled $37.3 million, primarily as a result of the net loss, the purchase of inventory and a decrease in other current liabilities resulting primarily from the payment of income taxes and accrued incentive compensation. Cash used for investment activities during the first thirty-nine weeks of Fiscal 2003, representing the purchase of property and equipment, amounted to $19.3 million, including approximately $4.1 million on the distribution center expansion and approximately $1.2 million on the new headquarters facility. Cash from financing activities during the thirty-nine week period of Fiscal 2003 amounted to $4.0 million, primarily as a result of proceeds from the exercise of stock options.

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

Merchandise inventories increased to $84.8 million at November 1, 2003 compared to $59.0 at February 1, 2003 reflecting merchandise purchases to support the holiday selling season. Merchandise inventories at November 1, 2003 increased approximately 7% over the comparable period last year to support the additional store base in 2003.

Other current assets increased approximately 24.0% to $6.5 million from $5.3 million at February 1, 2003 primarily as a result of increased prepaid rent due to the additional store base in 2003, prepaid rent related to seasonal stores to open during the 2003 holiday season and prepaid income taxes.

Receivables increased approximately 15.9% to $7.1 million at November 1, 2003 from $6.1 million at February 1, 2003 primarily reflecting increased credit card receivables. Other assets increased approximately $5.7 million to $7.6 million at November 1, 2003 from $2.0 million at February 1, 2003 primarily as a result of the costs incurred to produce catalogs for the fourth quarter.

Accounts payable increased $16.3 million to $27.0 million from $10.7 million at February 1, 2003 primarily reflecting the purchase of merchandise inventories.

The Company’s capital expenditures for the thirty-nine week period ended November 1, 2003 were principally related to the opening of new stores, remodeling of existing stores and the expansion of the Company’s distribution facility. Through November 1, 2003, the Company opened 13 stores (12 Brookstone stores and one Gardeners Eden store) and anticipates opening a total of 18 new stores, including eight airport locations, in the current fiscal year. For the fiscal year, the Company has remodeled a total of 13 stores. All new stores and remodels in fiscal 2003 have reflected the new store format that was developed in Fiscal 2002. As of the end of the third quarter, the Company spent approximately $4.1 million on the distribution center expansion and anticipates spending approximately $6 million in total on this expansion in Fiscal 2003. Construction of the expansion was substantially completed in November 2003. During Fiscal 2003, the Company also began construction of a new corporate headquarters building. The Company anticipates the new facility to cost between $8 and $10 million with the majority of spending to occur in Fiscal 2004 and anticipates the new facility will be ready for occupancy in the third quarter of Fiscal 2004. Through November 1, 2003, the Company has expended approximately $1.2 million on the new headquarters facility.

The Company maintains a revolving credit agreement to finance inventory purchases, which historically peak in the third quarter in anticipation of the winter holiday selling season. At November 1, 2003, the Company had no borrowings outstanding under its revolving credit agreement as compared to $9.3 million at November 2, 2002. During the second quarter of 2003, the Company amended certain terms of the Amended and Restated Credit Agreement (the “Amendment”). The Amendment includes an extension of the expiration date from February 21, 2005 to February 21, 2006. The Company’s requirement to have no more than $10 million in borrowings (excluding letters of credit) outstanding for more than 30 consecutive days during the December 15th to April 30th time frames was reduced to $7 million. Additionally, the Amendment changed the fixed charge coverage ratios that determine which of four different levels of fees and applicable margin rates to be charged on applicable borrowings. Under the

Amendment, the adjusted interest rates on the facility, at the Company’s option, are: the agent bank’s base lending rate plus the applicable percentage (0.50%, 0.25% or 0%), or the Eurodollar rate for the applicable period plus the applicable percentage (2.00%, 1.75%, 1.50% or 1.25%). In addition, the Company is obligated to pay a fee of 0.625%, 0.50%, or 0.375% on the unused portion of the commitment, 1.00%, 0.875%, 0.75%, or 0.625% on the documentary letters of credit and 2.125%, 1.875%, 1.625% or 1.375% on the standby letters of credit. The Amendment also adjusted certain capital expenditure restrictions, including a reduction to $14 million in aggregate spending allowed for the new distribution facility in either Fiscal 2003 or Fiscal 2004 and allows for up to $10 million in aggregate spending for the new headquarters facility in either Fiscal 2003 or Fiscal 2004.

The Company believes that cash on hand, anticipated cash generated from operations and available borrowings will be sufficient to finance its capital requirements throughout the remainder of Fiscal 2003. Additionally in Fiscal 2003, the Company anticipates funding approximately $525 thousand for its obligation under its defined pension plan. Presently, the Company is investigating various financing options available as alternatives to funding the construction of the new corporate headquarters.

Other Matters

In March of 2002, the Company was served with a lawsuit brought in California superior court in Los Angeles as a class action on behalf of current and former managers and assistant managers of the Company’s California stores, alleging that they were improperly classified as exempt employees. The lawsuit sought damages including overtime pay, restitution and attorneys fees. On August 15, 2003, a settlement agreement was finalized in the amount of $1.5 million for this matter. As a result of this settlement and settlement of other ongoing routine legal matters, a charge of $1.1 million was recorded during the second quarter of 2003.

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

In March of 2002, the Company was served with a lawsuit brought in California superior court in Los Angeles as a class action on behalf of current and former managers and assistant managers of the Company’s California stores, alleging that they were improperly classified as exempt employees. The lawsuit sought damages including overtime pay, restitution and attorneys fees. On August 15, 2003, a settlement agreement was finalized in the amount of $1.5 million for this matter. As a result of this settlement and settlement of other ongoing routine legal matters, a charge of $1.1 million was recorded during the second quarter of 2003.

Brookstone is also involved in various routine legal proceedings incidental to the conduct of its business. The Company does not believe that any of these legal proceedings will have a material adverse effect on Brookstone’s financial condition or results of operations.

Item 2:	CHANGES IN SECURITIES

None

Item 3:	DEFAULT UPON SENIOR SECURITIES

None

Item 4:	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

Item 5:	OTHER INFORMATION

None

Item 6:	EXHIBITS AND REPORTS ON FORM 8-K

A)	31.1 Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of The Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2 Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of The Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

B)	Reports on Form 8-K

Current Report on Form 8-K dated November 5, 2003 furnished a press release reporting sales results for the third quarter ended November 1, 2003

Current Report on Form 8-K dated November 19, 2003 furnished a press release reporting financial results for the third quarter ended November 1, 2003.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Brookstone, Inc. (Registrant)

/s/ PHILIP W. ROIZIN

December 16, 2003	(Signature) Philip W. Roizin Executive Vice President, Finance and Administration, Treasurer and Secretary (Principal Financial Officer and duly authorized to sign on behalf of registrant)