Form 10-K
period 2004-01-31
BROOKSTONE INC
filed 2004-04-15
CIK 830134

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2004

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

Common Stock, par value $.001

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K.  ☒

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2)   Yes  ☒    No  ☐

At August 2, 2003, the aggregate market value of common stock held by non-affiliates of the Registrant was $189,179,097 based on the closing price ($14.67 per share) for the common stock as reported on The NASDAQ Stock Market on August 2, 2003.

The number of shares outstanding of the Registrant’s Common Stock, $.001 par value, as of March 12, 2004 was 13,349,866 shares.

Documents Incorporated By Reference

Portions of the Registrant’s Proxy Statement for its 2004 Annual Meeting of Stockholders are incorporated by reference in Part III hereof.

Table of Exhibits appears on Page 73.

BROOKSTONE, INC.

2003 FORM 10-K ANNUAL REPORT

Part IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K	42

	Signatures	78

Exhibits Filed Herewith:

Exhibit 10.38	Amended And Restated Lease Agreement With Option To Purchase (filed herewith)

Exhibit 21	Subsidiaries of Registrant

Exhibit 23.1	Consent of PricewaterhouseCoopers

Exhibit 31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of The Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

Exhibit 31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of The Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

Exhibit 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

Exhibit 32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

PART I

ITEM 1.	Business

This Annual Report on Form 10-K, including the following discussion, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve substantial risks and uncertainties. See also Item 7, “Management’s Discussions and Analysis of Financial Condition and Results of Operations.” We disclaim any intent or obligation to update any forward-looking statements.

Brookstone, Inc. (“We” “Brookstone” or the “Company”) is a nationwide specialty retailer whose strategy is to develop unique, proprietary branded products and offer them to customers via multiple distribution channels, retail stores and direct to customer via catalog and the Internet. The Company’s portfolio includes three brands: Brookstone, Hard-to-Find-Tools and Gardeners Eden. The Brookstone brand features an assortment of consumer products functional in purpose, distinctive in quality and design and not widely available from other retailers. Brookstone’s merchandise includes lawn and garden, health and fitness, home and office, and travel and auto products. Hard-to-Find-Tools features solutions for homeowners primarily focused on home improvement and the indoor and outdoor home environment. Gardeners Eden is a garden inspired lifestyle brand that features garden themed home accessories, live plants, and outdoor furniture. The Company offers approximately 2,500 active stock-keeping units (“SKUs”) for Brookstone and Hard-to-Find-Tools, and approximately 3,000 for Gardeners Eden at any given time. The Company sells its products through 273 full-year stores (including 34 airport based stores, three outlet stores and three Gardeners Eden stores) in 39 states, the District of Columbia and Puerto Rico. In addition to these full-year stores, Brookstone operates temporary stores and kiosks primarily during the winter holiday season; there were a total of 67 such stores operating during the 2003 winter holiday season. The Company also operates a direct marketing business, which is comprised of three catalog titles (Hard-To-Find-Tools, Brookstone Catalog, and Gardeners Eden), two interactive Internet sites, www.Brookstone.com and www.Gardenerseden.com, and sales to corporate customers. For a further description of the Company’s business segments, see Management’s Discussion and Analysis (“MD&A”) of Financial Condition and Results of Operations and Note 6 of the Notes to Consolidated Financial Statements on pages 22 and 58 of this Annual Report on Form 10-K.

The Company was incorporated in Delaware in 1986. The Company is a holding company, the principle assets of which is the capital stock of Brookstone Company, Inc. a New Hampshire corporation that, along with their direct and indirect subsidiaries, operate the Company’s business. As used in this report, unless the context otherwise requires, the term “Company” refers collectively to Brookstone, Inc. and its operating subsidiaries. The Company’s executive offices are located at 17 Riverside Street, Nashua, New Hampshire 03062 and its telephone number is (603) 880-9500.

Retail Store Business

Brookstone Brand

Merchandising and Marketing

Merchandising. The Brookstone brand seeks to be a leader in identifying and selling products that are functional in purpose, distinctive in quality and design and not widely available from other retailers. Brookstone’s products are intended to make some aspect of the user’s life easier, better, more enjoyable or more comfortable. A majority of the Brookstone products bear the Brookstone name in an effort to reinforce its franchise value and generate customer loyalty.

The following lists Brookstone’s four current product worlds and 18 current product categories:

Outdoor Living	Health & Fitness	Home & Office	Travel & Auto
Backyard Leisure	Personal Care	Audio/Video	Automobile
Garden	Personal Accessories	Optical	Travel
Bedding	Wine	Lighting	Tools
	Massage	Kitchen
Games
Stationery
Time / Weather
Home Comfort

The Company seeks to design, engineer and bring to market unique, high quality and functional products that resonate with its customers and enhance their lives. Every year Brookstone introduces new merchandise across a wide range of categories. In 2003, these products included stereos that incorporate cutting-edge flat-panel speaker technology for improved design and performance, a Microbeam Keychain Flashlight judged ‘Best Overall’ by The Wall Street Journal, grilling tools powered by smart-chips that take the guess work out of cooking, and home and comfort items that enhance relaxation and salubrity.

Because of Brookstone’s dedication to product development, the Company has earned a number of function and design patents for its products. The Company conveys the features and benefits of its merchandise through a variety of mediums, including in-store, catalog and Internet marketing, attentive customer service and an aggressive public relations program that seeks to generate news media coverage of a variety of Brookstone products.

We believe that the qualities of Brookstone’s products make them suitable for gift giving. The Company believes that a majority of Brookstone’s sales are attributable to products purchased as gifts, especially for men, and Brookstone’s two busiest selling seasons occur prior to Christmas and Father’s Day. The distinctive quality and design of Brookstone’s products are intended to create an image that each product is special. In addition, Brookstone believes that its effort to educate its customers about its products is often important in connection with the purchase of a gift, particularly if the customer is uncertain as to which product features might be most attractive to the recipient.

Brookstone seeks to price its products to be affordable to the typical mall shopper. The majority of Brookstone’s products are priced at less than $40.00, although the items in its stores are priced in a range from $5.00 to approximately $4,500.00. Brookstone closely monitors gross profit dollar contribution by SKU and adjusts merchandise assortment and displays accordingly.

Brookstone believes that its success depends to a large degree upon its ability to introduce new or updated products in a timely manner. Brookstone’s current policy is to replace or update approximately 30% of the items in its merchandise assortment every year, thereby maintaining customer interest through the freshness of its product selections and further establishing Brookstone as a leader in identifying high quality, functional products which are not widely available from other retailers. While the average sales life of Brookstone products is between two and four years, the sales life of certain products may be significantly shorter.

The Brookstone Store. Brookstone believes its retail stores are distinctive in appearance and in the shopping experience they provide. Brookstone attempts to emphasize the visual aspects of its merchandise presentation and to create a sense of “theater” in its stores. Recognizing the functional nature of many of its products, Brookstone strives to present its merchandise in a manner that will spark the interest of shoppers and encourage them to pick up sample products. At least one sample of each product is often displayed with an information card highlighting the features and benefits of the product in an easy-to-read format. Special signs and displays give prominence to selected products, which Brookstone believes will have particular appeal to shoppers. The Company continues to refine its retail store. In Fiscal 2003 the Company introduced a new store design intended to better showcase the Company’s innovative products. During Fiscal 2003, the company opened 17 stores and remodeled 13 existing stores using this new store design.

Seasonal Stores. Brookstone’s seasonal stores are typically open during the winter holiday selling season. These include both kiosks positioned in common areas of shopping malls and other retail sites and temporary stores set up within vacant retail in-line space. These locations are designed to carry a limited line of Brookstone’s most popular, gift-oriented merchandise. The typical Brookstone kiosk is a temporary structure of approximately 160 square feet, which can carry approximately 110 SKUs. The typical temporary store has approximately 1,000 square feet and is designed to carry up to 135 SKUs. Both kiosks and temporary stores are built with reusable, portable and modular materials.

Marketing. Brookstone’s principal marketing vehicles are the Brookstone stores and its catalogs. Brookstone’s open storefront design and window displays are designed to attract shoppers into its stores by highlighting products that are anticipated to be of particular interest to customers and are appropriate to the season. Both the Company’s Brookstone Catalog and its Internet site identify Brookstone’s retail store locations, and the stores advertise the Internet program and supply customers with catalogs. The Company’s merchandising strategy does not depend on price discounting.

In addition to its stores, catalogs and Internet site, Brookstone markets its brand and products to consumers via an aggressive public relations program aimed at the news media.

Throughout 2003, key Brookstone products appeared prominently in a variety of national publications, including The New York Times, The Wall Street Journal, USA Today, Time and Newsweek magazines, as well as on some of the country’s top television shows, including NBC Today, ABC Good Morning America, the CBS Evening News, the NBC Nightly News and The Ellen DeGeneres Show.

Product Sourcing

Brookstone continually seeks to develop, identify and introduce new products that meet its quality and profitability standards. Brookstone employs a staff of specialized merchandise directors who actively participate in the design, development and selection process for many new products. These directors also travel worldwide visiting trade shows, manufacturers and inventors in search of new products for Brookstone’s stores, Internet site and catalogs. The Company has product development sourcing agents in Hong Kong, Taiwan, France, and Mainland China. These agents provide the Company with important venues for developing relationships with manufacturers and allow the Company to monitor and maintain quality standards throughout the development and manufacturing process.

Brookstone Labs, the Company’s internal product design and development facility, in cooperation with the merchandise directors, provides design and engineering support for innovative Brookstone-branded products.

As an extension of this aspect of the Company’s business, during Fiscal 2003, the Company established Advanced Audio Concepts, Ltd. This business is a wholly owned subsidiary located in Hong Kong and is focused on development of cutting edge audio technology.

For quality assurance, the Company employs a staff to review and evaluate its potential products. Once a product has been approved, Brookstone begins negotiations with the product’s vendor to secure a source of supply. When determining which products to introduce, the Company takes into account the probable cost of the product relative to what the Company believes the product’s appropriate selling price will be, as well as whether the product has the potential to be available through mass merchant channels, thereby diluting the sense of uniqueness which Brookstone seeks to convey to its customers. While the time between the approval of a new product and its introduction in the stores varies widely, the typical period is between three and six months. For products designed by the Company, the period from conception of the idea to introduction in the stores can be significantly longer.

As a result of Brookstone’s product development infrastructure, the percentage of Brookstone branded products in Brookstone stores has risen from 14% in 1996 to approximately 65% in 2003.

See “Managements Discussion and Analysis of Financial Condition and Results of Operations” – “Outlook: Important Factors and Uncertainties” found on page 22 and 33 of this document.

Store Operation and Training

The Company employs regional managers, district managers and associate district managers to supervise the Company’s stores. Staffing of a typical store includes a store manager, an assistant store manager, a second assistant store manager, and approximately 5 to 15 full and part-time sales associates, depending upon the time of year. Store associates are trained to inform and assist customers in the features, benefits and operation of the Company’s merchandise. Store associates usually receive weekly product updates from the Company’s headquarters, which highlight both new and other selected products. The Company has developed incentive compensation programs for its retail store management team which reward individual and store performance based on profitability, among other factors.

The Company uses “Closing Strong” and “Prodigy,” selling skills programs designed to train all associates in the art of identifying and qualifying customers, and in closing the sale. The programs focus on generating incremental sales through increasing add on sales, units per transaction and big-ticket sales.

Expansion Strategy

The Company operates 270 Brookstone stores in 39 states, the District of Columbia and Puerto Rico. Brookstone’s stores are primarily located in high traffic regional malls, as well as in central retail districts and multi-use specialty projects, such as Copley Square in Boston, The Forum Shops in Las Vegas, Rockefeller Center in New York City and Mohegan Sun in Connecticut. Brookstone’s stores also include stores in airport terminals throughout the country.

Brookstone strives to locate its stores in areas which are destinations for large numbers of shoppers and which reinforce the Company’s quality image. To assess potential new mall locations, Brookstone applies a stringent set of financial as well as other criteria to determine the overall acceptability of a mall and the optimal locations within it. Non-mall locations are selected based on the level and nature of retail activity in the area. Brookstone believes that its distinctive store and innovative merchandise provide a unique shopping experience, which makes it a desirable tenant to regional mall developers and other prospective landlords. The Company’s Brookstone stores average approximately 3,500 square feet, approximately 2,800 of which is selling space. Airport stores range from approximately 600 to 2,000 square feet in size and typically carry a limited assortment of Brookstone’s products.

Brookstone’s store expansion strategy is to open stores in existing markets where it can build on its name recognition and achieve certain operating economies of scale, and in new markets where management believes it can successfully transport Brookstone’s unique positioning and strategy. The Company opened 17 Brookstone stores in Fiscal 2003, including eight airport stores; 12 Brookstone stores in Fiscal 2002, including six airport stores; 25 stores in Fiscal 2001, including seven airport stores; 14 stores in Fiscal 2000, including two airport stores; and 15 stores in Fiscal 1999, one of which was an airport store. The Company plans to open approximately 20 new Brookstone stores in Fiscal 2004, including up to eight airport locations. Brookstone continually monitors individual store profitability and will consider closing any stores that do not meet its performance criteria. Brookstone closed three stores in Fiscal 2003, two stores in Fiscal 2002, two stores in Fiscal 2001, two stores in Fiscal 2000, and no stores in Fiscal 1999. In Fiscal 2004, the Company may close a nominal number of stores, none of which have been identified.

Brookstone operated 67 seasonal stores (35 kiosks and 32 temporary in-line) during the 2003 winter holiday season. During the 2002 winter holiday selling season, Brookstone operated 64 seasonal stores (27 kiosks and 37 temporary in-line); 67 seasonal stores (35 kiosks and 32 temporary in-line) during the 2001 winter holiday selling season; 60 seasonal stores (31 kiosks and 29 temporary in-line) during the 2000 winter holiday selling season; and 71 seasonal stores (44 kiosk and 27 temporary in-line) during the 1999 winter holiday season. Brookstone plans to operate approximately 65 seasonal stores during the 2004 winter holiday selling season based on the availability of acceptable sites. Use of seasonal stores also provides the Company the ability to test retail sites during the period of the year when customer traffic and sales prospects are traditionally the greatest. In certain cases, seasonal stores may be operated at a mall where there is a Brookstone retail store. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” — “Outlook: Important Factors and Uncertainties” (found on pages 22 and 33 of this document).

Gardeners Eden Brand

The Company purchased the Gardeners Eden brand in May of 1999. At the time, Gardeners Eden was a catalog-only business. The Company believes that a Gardeners Eden retail store concept contains much promise, and in Fiscal 2001 the Company opened its first two Gardeners Eden stores, signifying the launch of its new retail store concept tied to its Gardeners Eden catalog title. The Company opened one store in Fiscal 2003 and currently operates three stores in two states, Connecticut and Massachusetts.

The Gardeners Eden product assortment features garden inspired products for the home that can be used for decorating, gifting and entertaining. Gardeners Eden seeks to identify and sell products that feature excellent craftsmanship and quality, and help fulfill home and garden decorating and gift giving needs. Key product categories include Outdoor Furniture, Live Plants, and Indoor and Outdoor Decorative Accessories. The stores feature approximately 1,800 SKUs and a wide range of price points. Currently, the majority of products are sourced domestically through Europe and Asia.

The stores contain approximately 4,000 – 5,000 sq. ft. of interior selling space coupled with exterior selling space of approximately 1,500 sq. ft. The stores design is meant to reflect nature; when the customer enters they smell the aroma of live plants. The stores also feature natural lighting through extensive use of skylights.

The Company employs dedicated Gardeners Eden merchants, planners and store personnel, while seeking to leverage the Company’s support infrastructure.

The Company anticipates opening up to three additional Gardeners Eden locations in Fiscal 2004.

The Company continues to invest in further development and definition of the Gardeners Eden brand, including the continual refinement of optimal product mix and its retail store concept and subsequent rollout. The Company believes the Gardeners Eden Brand will attain profitability in the next two to four years.

Direct Marketing Business

The Company was founded in 1965 as a mail order marketer of hard-to-find tools. During Fiscal 2003 and Fiscal 2002 the direct marketing business accounted for approximately 17% of the Company’s net sales and 18% in 2001. The direct marketing business is comprised of three catalog titles (Brookstone Catalog, Hard-To-Find-Tools and Gardeners Eden), two interactive Internet sites, www.Brookstone.com and www.Gardenerseden.com, and sales to corporate customers. In Fiscal 2003, the Company mailed a total of approximately 39.4 million catalogs, with 31 separate mail dates.

The Company produces the Brookstone Catalog, which offers a selection of merchandise generally available in the Company’s retail stores. The Brookstone Catalog is usually distributed four times per year including during the months prior to Father’s Day and winter holiday, the Company’s two busiest selling seasons. The Brookstone Catalog is mailed to persons with demographic profiles similar to those of buyers in the Company’s stores.

The Hard-To-Find-Tools catalog features a broad assortment of approximately 2,000 products, set forth in what the Company believes to be an informative and convenient format. The Company believes that whereas most of the products sold through the Company’s stores are sold as gifts, most of the products sold through the Hard-To-Find-Tools catalog are primarily sold directly to the end-user. Approximately 90% of the products in the Hard-To-Find-Tools catalog are not available in the Company’s stores.

In May 1999, the Company acquired the Gardeners Eden catalog from Williams-Sonoma, Inc. The core product categories of the catalog are: Plants, Furniture & Accessories, Wreath & Dried Arrangements, Garden Tools, Indoor and Outdoor Decorative, and Entry. Product assortment within these categories ranges from fine teak furniture to live plants.

Brookstone has operated an interactive Internet site (www.Brookstone.com) since 1996 featuring an offering of products from catalogs and retail stores. In September 2003, the Company launched www.Gardenerseden.com for its Gardeners Eden brand. The websites are an integral component of the Company’s integrated multi-channel strategy offering the Company’s widest selection of products.

Merchandising, Marketing and Product Sourcing

Brookstone employs a merchandising team that is dedicated exclusively to identifying products for the Company’s Hard-To-Find-Tools catalog. The approval process for new Hard-To-Find-Tools products is similar to the approval process for new products in the Company’s stores. A dedicated staff selects products for the Brookstone Catalog and Internet from the product assortment available in the Company’s stores, plus catalog and Internet-exclusive products in existing categories. A merchandising team is similarly dedicated to the selection of products for the Gardeners Eden catalog and Internet site. Products for all catalogs are chosen based on their previous or estimated direct marketing order productivity. The Company also employs a marketing staff responsible for list selection, management of marketing offers and tests of catalog activity.

Distribution and Management Information Systems

After a comprehensive review of the Company’s anticipated distribution requirements, management decided to upgrade its distribution systems and to physically expand its current distribution center in Mexico, Missouri. The Company segregated this project into three distinct phases: Systems upgrade, facility expansion and material handling systems. In Fiscal 2001, Phase I was completed with the enhancement of the current warehouse management system which was designed to increase the efficiency of receiving and shipping goods.

Phase II was completed in Fiscal 2003 with the addition to the existing facilities of 213,000 square feet of high bay, high density space, bringing the total square footage of the distribution center to 392,000. During Phase III, which the Company anticipates to be completed in Fiscal 2004, the current material handling system will be replaced with a state-of-the art material handling system designed to further enhance productivity by increasing automation and reducing the amount of physical handing of product.

During Fiscal 2003 overflow from the direct marketing business was handled by a third party distribution center, which primarily handled Internet order fulfillment for www.Brookstone.com. As of the close of Fiscal 2003 the contract with this third party distributor was terminated. In addition to this distribution center the company leased up to an additional 167,000 square feet in Mexico, Missouri to handle its distribution support functions. As a result of the Company’s physical distribution center expansion, the Company anticipates being out of this leased space in the first half of Fiscal 2004.

Nearly all of the Company’s inventory is received and distributed through its Mexico, MO facility, which supports both the retail store and direct marketing distribution channels. The Company seeks to maintain an inventory of products in the distribution center that will ensure a sufficient supply for sale to customers. Distributions to stores are made, at a minimum, on a weekly basis predominantly via United Parcel Service (“UPS”). Distributions to direct marketing customers are made daily, predominantly via UPS. Additionally, certain of the Company’s products are shipped direct to its customers by its vendors.

The facility also houses the Company’s direct marketing customer sales and contact center. The Company utilizes an outside customer sales and contact center to handle overflow order calls and to provide coverage during off-peak hours.

Efficient and effective logistics management is a primary focus for the Company throughout the supply chain. The Company uses distribution control software and a sales and inventory management system. These systems, along with the store-based point-of-sale system and our direct marketing management system are designed to provide daily tracking of item activity and availability to the Company’s inventory allocation and distribution teams. Additionally, the Company uses a sales forecasting and a distribution requirements planning client-server based system. This system is designed to generate weekly sales forecasts by SKU by selling location to determine replenishment requirements and recommend optimal inventory purchases to the merchandise procurement team.

Vendors

The Company currently conducts business with approximately 950 vendors, of which approximately 275 are located overseas. In Fiscal 2003, no single vendor supplied products representing more than 17.2% of net sales, with the 10 largest vendors representing approximately 41% of net sales. The Company’s operating results could be adversely affected if any of its 10 largest vendors were unable to continue to fill the Company’s orders for such vendor’s products or failed to fill those orders in a timely way. See “Managements Discussion and Analysis of Financial Condition and Results of Operations” – “Outlook: Important Factors and Uncertainties” found on page 22 and 33 of this document.

Seasonality

The Company’s sales in the second fiscal quarter are generally higher than sales during the first and third quarters as a result of sales in connection with Father’s Day. The fourth fiscal quarter, which includes the winter holiday selling season, has historically produced a disproportionate amount of the Company’s net sales and substantially all of its income from operations.

The seasonal nature of the Company’s business increased in Fiscal 2003 and is expected to continue to increase in Fiscal 2004 as the Company opens additional retail stores and continues its program to operate a significant number of small, temporary locations during the winter holiday selling season. In Fiscal 2003, most of the Company’s new stores were opened in the second half of the fiscal year.

Competition

Competition is highly intense among specialty retailers, traditional department stores and mass-merchant discount stores in regional shopping malls and other high-traffic retail locations. The Company strives to compete for customers principally on the basis of product assortment, convenience, customer service, price and the attractiveness of its stores. The Company also competes against other retailers and other businesses for suitable real estate locations and qualified management personnel. Because of the highly seasonal nature of the Company’s business, competitive factors are most important during the winter holiday selling season.

The Company seeks to differentiate itself from department and mass-merchant discount stores, which offer a broader assortment of consumer products, by providing a concentrated selection of functional, hard-to-find products of distinctive quality and design. The Company believes that the uniqueness, functionality and generally affordable prices of its products differentiate it from other mall-based specialty retailers and specialty companies which primarily or exclusively offer their products through direct marketing channels.

The Company’s direct marketing business competes with other direct marketing retailers offering similar products. The direct marketing industry has become increasingly competitive in recent years, as the Company believes that the number of catalogs mailed to consumers has increased and with the advent of the Internet.

Environmental Matters

Compliance with federal, state and local environmental regulations has not had, nor is it expected to have any material effect on our capital expenditures, earnings or competitive position based on information and circumstances known to us at this time.

Employees

As of March 12, 2004, the Company had 1,353 regular full-time associates, of which 671 were salaried and 682 were hourly. As of such date, the Company also employed an additional 1,182 part-time and 370 temporary associates. The Company regularly supplements its workforce with temporary workers, especially in the fourth quarter of each year to service increased customer traffic during the peak winter holiday selling season. The Company believes that the success of its business depends, in part, on its ability to attract and retain qualified personnel. None of the Company’s employees are represented by labor unions, and the Company believes its employee relations are excellent.

Trademarks

The Company’s “BROOKSTONE” trademark has been registered in various product classifications with the United States Patent and Trademark Office and in several foreign countries. In addition, the Company has applications to register the “BROOKSTONE” trademark still pending in several foreign countries. The Company acquired the trademarks “GARDENERS EDEN” and “GARDENERS EDEN (with Design)” and their associated registrations with the United States Patent and Trademark Office from Williams-Sonoma, Inc. in connection with its acquisition of the Gardeners Eden catalog in May of 1999. When appropriate, the Company seeks to register various trademarks in jurisdictions used by the Company in its business.

Available Information

The Company makes its Annual Reports on Form10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports available, free of charge, under the “Investor Relations” section of the Company’s website, www.Brookstone.com, as soon as reasonably practicable after we electronically file or furnish such materials to the U.S. Securities and Exchange Commission. The Code of Ethics for the Company’s board members, senior executives and employees can be found at the Company’s website, www.Brookstone.com.

ITEM 2.	Properties

The Company leases all of its retail stores. New non-airport retail store leases usually have an initial term of 12 years and airport locations typically have an initial term of eight years. As of January 31, 2004, the unexpired terms under the Company’s then existing store leases averaged just under six years. Store leases may permit the Company to terminate the lease after approximately five years if the store does not achieve specified levels of sales. In most leases, the Company pays a minimum fixed rent plus a contingent rent based upon net sales of the store in excess of a certain threshold amount. The following chart describes the number of store leases that will expire in the periods indicated:

YEAR	LEASES EXPIRING
2004	30
2005	24
2006	26
2007	28
2008	29
2009 and thereafter	136

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

The Company operates a single 392,000 square foot distribution facility located in Mexico, Missouri under a capital lease obligation (see Note 7 of the Notes to Consolidated Financial Statements) that extends over 20 years at prime plus 1% per annum. The interest rate is adjusted annually on November 1.

On March 1, 2004 the Company amended the lease for the Mexico, Missouri distribution facility. The amendment extends the term of the lease from October 2013 until March 2024 and requires payments that bear interest at the prime rate as published from time to time in the Wall Street Journal.

The Company currently leases a building with approximately 51,000 square feet in Nashua, New Hampshire to house its corporate headquarters. The Company evaluated its immediate and future space requirements and after careful review decided to construct a 100,000 square foot facility in the adjoining town of Merrimack, New Hampshire. The lease for the existing Nashua HQ was scheduled to expire on May 31, 2004; however, management has negotiated with the landlord to extend the lease until the Company has completed its new facility, which is anticipated to be completed during the third fiscal quarter of 2004. In addition, the Company is reviewing financing alternatives for the facility.

ITEM 3.	Legal Proceedings

In March of 2002, the Company was served with a lawsuit brought in California superior court in Los Angeles as a class action on behalf of current and former managers and assistant managers of the Company’s California stores, alleging that they were improperly classified as exempt employees. The lawsuit sought damages including overtime pay, restitution and attorneys fees. On August 15, 2003, a settlement agreement was finalized with a maximum amount of $1.5 million for this matter. As a result of this settlement and settlement of other ongoing routine legal matters, a charge of $1.1 million was recorded during the second quarter of 2003. A final fairness and settlement approval hearing is scheduled for April 16, 2004, at which time the court may rule on the fairness of the settlement agreement. Settlement funds will not be distributed unless and until the parties’ settlement agreement receives final approval by the court.

Brookstone is also involved in various routine legal proceedings incidental to the conduct of its business. The Company does not believe that any of these legal proceedings will have a material adverse effect on Brookstone’s financial condition or results of operations.

ITEM 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders of the Company during the fourth quarter of Fiscal 2003.

ITEM 4A.	Executive Officers of the Registrant

The executive officers of the Company are set forth below. There are no family relationships among any of the executive officers named below.

NAME	AGE	PRESENT POSITION

Michael F. Anthony	49	Chairman of the Board, President and Chief Executive Officer

Philip W. Roizin	45	Executive Vice President, Finance & Administration

Alexander M. Winiecki	56	Executive Vice President, Store Operations, Customer Sales and Contact Center

Carol A. Lambert	50	Vice President, Human Resources

Michael Luce	53	President, Chief Executive Officer, Gardeners Eden

Kathleen A. Staab	56	Vice President, Gardeners Eden

Gregory B. Sweeney	49	Vice President, General Manager Direct Marketing

M. Rufus Woodard, Jr.	47	Vice President, Merchandising

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

ALEXANDER M. WINIECKI was appointed Executive Vice President, Store Operations, Customer Sales and Contact Center in May 2000. He was Senior Vice President, Store Operations of the Company from March 1994 until May 2000, having previously served as Vice President, Store Operations of the Company beginning in October 1990. Mr. Winiecki was Executive Vice President of Decor Corporation from November 1989 until September 1990. He was Vice President, Administration of Claire’s Boutiques, Inc. from November 1986 until October 1989. Prior to this time Mr. Winiecki held various management positions with The Ben Franklin Stores and the Gap.

CAROL A. LAMBERT was appointed Vice President of Human Resources in April 2000. Prior to such time, Ms. Lambert held the position of Director of Compensation and Benefits for the Company from August 1996 to April 2000. From 1990 until August 1996 she served as Senior Vice President of Human Resources for Home Bank where she was employed since 1979.

MICHAEL W. LUCE was appointed President and Chief Executive Officer, Gardeners Eden in August 2003. Prior to joining the Company, Mr. Luce was Vice President of Global Business Development for Eddie Bauer, Inc. from 2000 to 2002. From 1989 to 1998 he was the Founder, President and Chief Executive Officer Garden Botanika. Mr. Luce was with Eddie Bauer, Inc. from 1984 to 1988 where he held various positions including President and Chief Operating Officer and prior to joining Eddie Bauer he was with Meier & Frank and Co.

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

PART II

ITEM 5.	Market for Registrant’s Common Equity and Related Stockholders’ Matters.

Stock exchange listing: The Company’s common stock trades on the NASDAQ National Market tier of The NASDAQ Stock Market under the Symbol: “BKST”.

Common Stock:	Fiscal 2002			Fiscal 2003
	Quarter	High	Low	Quarter	High	Low
	First	$11.33	$7.67	First	$11.41	$9.15
	Second	$11.83	$8.00	Second	$16.19	$11.12
	Third	$9.77	$6.36	Third	$20.97	$14.93
	Fourth	$10.77	$8.79	Fourth	$24.71	$19.00

As of March 12, 2004, there were 13,349,866 shares of common stock, $.001 par value per share, outstanding and held of record by 143 stockholders. The Company has never paid a cash dividend and currently plans to retain any earnings for use in the operations of the business. For restrictions on payment of dividends, see Note 7 of the Notes to Consolidated Financial Statements.

Equity Compensation Plan Information

Plan Category	Number of Securities To Be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans
Equity Compensation plans approved by security holders	1,313,528	$9.40	191,554

The above table summarizes the Company’s Equity Compensation Plans. At January 31, 2004, the Company had no equity compensation plans that were not approved by security holders.

ITEM 6.	Selected Financial Data

Brookstone, Inc.

Selected Financial Data

(In thousands, except operating and per share data)

	Fiscal
	2003	2002	2001	2000*	1999
Income Statement Data: (1)
Net sales	$434,173	$375,878	$352,917	$364,541	$326,855
Cost of sales	260,420	235,039	224,643	224,968	199,569
Gross profit	173,753	140,839	128,274	139,573	127,286
Selling, general and administrative expenses	144,353	120,858	118,590	114,187	104,554
Gain on curtailment of retiree medical plan	—	642	—	—	—
Income from operations	29,400	20,623	9,684	25,386	22,732
Interest expense, net	857	1,268	1,028	626	1,125
Provision for income taxes	10,991	7,355	3,324	9,508	8,297

Income before cumulative effect of accounting change	17,552	12,000	5,332	15,252	13,310
Cumulative effect of accounting change, net of tax	—	—	—	(308)	—

Net income	$17,552	$12,000	$5,332	$14,944	$13,310

Earnings per share – basic
Income before cumulative effect of accounting change	$1.35	$0.94	$0.43	$1.22	$1.09
Cumulative effect of accounting change, net of tax	—	—	—	(0.02)	—

Net income	$1.35	$0.94	$0.43	$1.20	$1.09

Earnings per share – diluted
Income before cumulative effect of accounting change	$1.30	$0.93	$0.42	$1.20	$1.05
Cumulative effect of accounting change, net of tax	—	—	—	(0.02)	—

Net income	$1.30	$0.93	$0.42	$1.18	$1.05

Weighted average shares outstanding – basic	13,039	12,728	12,542	12,465	12,233
Weighted average shares outstanding – diluted	13,454	12,902	12,740	12,708	12,633

Operating Data: (Unaudited)
Increase/(Decrease) in same store sales (2)	11.2%	3.5%	(8.6%)	3.5%**	5.8%
Net sales per square foot of selling space (3)	$539	$485	$484	$538	$521
Number of stores:
Beginning of period	258	248	223	211	196
Opened during period	18	12	27	14	15
Closed during period	3	2	2	2	—
End of period	273	258	248	223	211
Number of winter holiday seasonal stores	67	64	67	60	71

Balance Sheet Data (at period end):
Total assets	$220,327	$180,592	$157,105	$159,168	$141,906
Long-term debt, excluding current portion	1,941	2,110	2,273	2,414	2,511
Total shareholders’ equity	145,124	120,756	107,785	102,511	87,310

*	Fifty-three week year
**	Based upon fifty-two weeks

1.	Effective January 30, 2000, the Company changed its revenue recognition policy for catalog sales and other drop shipment sales to be in accordance with the provisions of Securities and Exchange Commission’s Staff Accounting Bulletin No.101, “Revenue Recognition in Financial Statements” (“SAB 101”). Under the provision of SAB 101, revenue is recognized at time of customer receipt instead of at time of shipment. The cumulative effect of this change for prior periods is $0.3 million, net of tax of $0.2 million. The pro forma effect of SAB 101 on the net income of prior periods presented is not material.

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

Overview

Brookstone, Inc. (“We” “Brookstone” or the “Company”) is a nationwide specialty retailer whose strategy is to develop unique, proprietary branded products and offer them to customers via multiple distribution channels, retail stores and direct to customer via catalog and the Internet. The Company’s portfolio includes three brands: Brookstone, Hard-to-Find-Tools and Gardeners Eden. The Brookstone brand features an assortment of consumer products functional in purpose, distinctive in quality and design and not widely available from other retailers. Brookstone’s merchandise includes lawn and garden, health and fitness, home and office, and travel and auto products. Hard-to-Find-Tools features solutions for homeowners primarily focused on home improvement and the indoor and outdoor home environment. Gardeners Eden is a garden inspired lifestyle brand that features garden themed home accessories, live plants, and outdoor furniture. The Company offers approximately 2,500 active stock-keeping units (“SKUs”) for Brookstone and Hard-to-Find-Tools, and approximately 3,000 for Gardeners Eden at any given time. The Company sells its products through 273 full-year stores (including 34 airport based stores, three outlet stores and three Gardeners Eden stores) in 39 states, the District of Columbia and Puerto Rico. In addition to these full-year stores, Brookstone operates temporary stores and kiosks primarily during the winter holiday season; there were a total of 67 such stores operating during the 2003 winter holiday season. The Company also operates a direct marketing business, which is comprised of three catalog titles (Hard-To-Find-Tools,Brookstone Catalog, and Gardeners Eden), two interactive Internet sites, www.Brookstone.com and www.Gardenerseden.com, and sales to corporate customers. For a further description of the Company’s business segments, see Management’s Discussion and Analysis (“MD&A”) of Financial Condition and Results of Operations and Note 6 of the Notes to Consolidated Financial Statements on pages 22 and 58 of this Annual Report on Form 10-K.

This Management’s Discussion and Analysis of Financial Condition and Results of Operation (“MD&A”) is intended to provide information to assist you in better understanding our business. We recommend that you read this MD&A in conjunction with our Consolidated Financial Statements and the Notes to these statements. The purposes of this MD&A include providing to the reader the perspectives of management as we view the business, and providing you with insights that are not necessarily obvious or clear from reading our financial statements (including footnotes) alone.

Forward-Looking Statements

This Annual Report on Form 10-K, including this MD&A contains significant amounts of forward-looking information and is qualified by the considerations and cautionary statements presented under the heading “Outlook: Important Factors and Uncertainties,” (found on page 33 of this document). In addition, you will find cautionary statements throughout this MD&A. Investors should be aware of factors that could affect Brookstone’s actual results and could cause such results to differ materially from those contained in forward-looking statements made by or on behalf of the Company. These factors include, but are not limited to, the factors listed or discussed under the heading “Outlook: Important Factors and Uncertainties” found on page 33 of this document.

Without limitation, wherever in this Annual Report we use the words “believe”, “intend”, “estimate”, “expect”, “plan”, “anticipate”, “continue”, “project”, “should”, and similar expressions, we are identifying forward-looking statements, and the considerations and cautionary statements presented under the heading “Outlook: Important Factors and Uncertainties” found on page 33 of this document, apply to these terms and expressions and the text which such terms and expressions are used.

Critical Accounting Estimates

In order to assist the reader to better understand our business and the financial statements contained in this document, the Company informs you that preparation of the Company’s financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company reviews its estimates on an ongoing basis and makes judgments about the carrying value of assets and liabilities based on a number of factors. These factors include, but are not limited to, historical experience, guidance provided by outside experts and assumptions made by management that are believed to be reasonable under the circumstances. The most significant areas involving Management’s judgments and estimates are described below.

Revenue Recognition. The Company recognizes revenue from sales of merchandise at the time of customer receipt. In its direct to customer segment the Company estimates delivery time to be approximately three days, therefore, it recognizes revenue in this segment on the third business day after shipment. Revenue is recognized net of estimated merchandise returns and allowances.

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

Accounting for income taxes. The Company is periodically under audit by the United States federal, state and local tax authorities. In evaluating the potential exposure with the various tax filing positions, the Company accrues charges for possible exposures. Based on the annual evaluations of tax positions, management believes the Company has appropriately filed its tax returns and accrued for possible exposures. To the extent the Company is able to prevail in matters for which accruals have been established or be required to pay amounts in excess of reserves, the Company’s effective tax rate in a given financial period might be materially impacted.

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

Pension and Other Post-Retirement Benefit Plans. The Company sponsors defined benefit pension and other post-retirement benefit plans. Major assumptions used in the accounting for these employee benefit plans include the discount rate, expected return on plan assets, rate of increase in employee compensation levels and health care cost increase projections. Assumptions are determined based on Company data and appropriate market indicators, and are evaluated each year as of the plans’ measurement date. A change in any of these assumptions may have a material effect on net periodic pension and post-retirement benefit costs reported in the Consolidated Financial Statements.

Deferred Catalog Costs. The Company accounts for the costs associated with the production and distribution of its catalogs over the life of the catalog, which is estimated to be six months. These costs are amortized over the life of the catalog based on the estimated sales curve over this time frame.

Workers’ Compensation and General Liability Insurance. The Company retains risk with respect to workers’ compensation and general liability claims up to a maximum of $250,000 per claim and $50,000 per claim, respectively. The Company retains risk with respect to aggregate claims up to a maximum of $2,000,000 during the policy year for both workers’ compensation and general liability claims. The provision for estimated workers’ compensation and general liability claims includes estimates of the ultimate costs for both reported claims and claims incurred but not reported. These estimates incorporate the Company’s past experience as well as other considerations.

Results of Operations

The Company has provided below a statistical summary of its operating results. We have incorporated information into the discussion below because we believe it will assist the reader in understanding the Company’s results of operation on a comparative basis and in recognizing underlying trends. The following table sets forth certain financial data of the Company expressed as a percentage of net sales for Fiscal 2003, Fiscal 2002 and Fiscal 2001. Following the table below, we expand the discussion of the Company’s operating results both for the Fiscal Year 2003 and on a comparative basis with prior years.

	Fiscal Year
	2003	2002	2001
Net sales	100.0%	100.0%	100.0%
Cost of sales	60.0	62.5	63.7
Gross profit	40.0	37.5	36.3
Selling, general and
administrative expenses	33.3	32.2	33.6
Gain on curtailment of retiree
medical plan	—	(0.2)	—

Income from operations	6.7	5.5	2.7
Interest expense, net	0.2	0.3	0.3

Income before taxes	6.5	5.2	2.4
Provision for income taxes	2.5	2.0	0.9

Net income	4.0%	3.2%	1.5%

Fifty-two weeks ended January 31, 2004 versus February 1, 2003

Net sales for the Company increased in Fiscal 2003 by $58.3 million to $434.2 million which represents a 15.5% increase over Fiscal 2002. The retail segment of our business generated $48.2 million of the increase with the remaining $10.1 million increase resulting from our direct to customer segment.

In the retail segment, we opened 18 new stores (nine full line, eight airport and one Gardeners Eden store), which contributed $9.8 million of the increase. Additionally, stores opened for the full year in Fiscal 2003 that were only opened for a portion of Fiscal 2002 (12 stores) contributed an additional $4.3 million in increase net sales in Fiscal 2003 as compared to Fiscal 2002. Those stores opened for a full year in both Fiscal 2002 and Fiscal 2003 (same stores) generated a $33.0 million increase over Fiscal 2002 results. Driving the majority of the sales increase in all three store classifications were strong sales performances of new product introductions in the Massage, Personal Care, Lighting, Games, and Kitchen categories. The Company’s seasonal store program increased $0.7 million over Fiscal 2002 while operating 67 locations in Fiscal 2003 versus 64 locations in Fiscal 2002. Also the retail segment had increased revenues from customers for shipping and handling of $0.4 million.

The direct to customer segment posted a net sales increase of $10.1 million or 15.3% over last year. The increase is comprised of $11.8 million in the Brookstone Brand (Hard-to-Find-Tools, Brookstone Catalog, Internet and Corporate sales), offset by a $2.7 million decrease in the Gardeners Eden Brand. Driving the increase in the Brookstone Brand is an approximate 33% increase in catalog circulation and an approximate 51% increase in the Internet. The Gardeners Eden Brand had a reduction in catalog circulation of approximately 23%. Off setting the decline were net sales generated by the Gardeners Eden Internet site, which was launched during the third fiscal quarter of 2003. Additionally, increased revenues of $1.0 million were generated from customers for shipping and handling.

Gross profit as a percentage of net sales increased 2.5% to 40.0% in Fiscal 2003 compared to 37.5% in Fiscal 2002. In Fiscal 2003, overall margins on the sales of Company products improved 1.1%. This improvement is principally related to the reduction in markdowns on slow moving or overstock products in Fiscal 2003 as compared to Fiscal 2002. Also included in gross profit are occupancy costs, which decreased as a result of the strong sales increases experienced by the Company, accounting for a 1.3% improvement in the gross profit rate. The costs associated with shipping and handling for customers also decreased, resulting in a 0.1% increase in the gross profit rate.

Selling, general and administrative expenses as a percent of net sales increased 1.1% to 33.3% in Fiscal 2003 as compared to 32.2% in Fiscal 2002. Of the 1.1% increase in SG&A advertising accounted for 0.7%, principally relating to catalogs, store displays and Internet affiliate costs. These advertising related expenditures were in support of the Company’s continuing multi-channel strategy. In addition, the Company incurred one-time costs related to its settlement of certain legal matters, primarily the settlement of its California lawsuit (see Item 3) and associated professional service fees. These costs were approximately 0.5% of the increase in SG&A.

Net interest expense as a percent of net sales decreased slightly to 0.2% in Fiscal 2003 from 0.3% in Fiscal 2002. The decrease in net interest expense of $400 thousand in Fiscal 2003 is due to the Company’s improved cash position as a result of its income from operations. This resulted in reduced interest expense and increased income from investments.

In Fiscal 2003, the Company recorded an income tax provision of $11.0 million, or 2.5% of net sales, as compared to $7.4 million, or 2.0% of net sales in Fiscal 2002. The increase in income tax provision resulted primarily from the increase in pre-tax income in Fiscal 2003 coupled with an increase in the tax rate from 38.0% to 38.5%, primarily as a result of the mix of income by state jurisdiction.

On a segment basis, (See Note 6) the retail channel reported a strong performance in Fiscal 2003 as evidenced by an increase in pre-tax income of $7.1 million or 44.9% over Fiscal 2002. The direct to customer segment, which was restored to profitability in Fiscal 2002, continued to improve its performance increasing its pre-tax income by 34.9% or $1.7 million.

As a result of the foregoing, the Company reported net income of $17.6 million or $1.30 per diluted share in Fiscal 2003, an increase of 39.8% per diluted share. Net income was 4.0% of net sales in Fiscal 2003 compared to 3.2% of net sales in Fiscal 2002.

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

In the direct to customer segment, net sales increased $2.1 million. This increase is comprised of $6.2 million in the Brookstone Brand (Hard-to-Find-Tools, Brookstone Catalog, Internet and Corporate sales), offset by a $4.6 million decrease in the Gardeners Eden Brand. Additionally, increased revenues of $0.5 million were generated from customers for shipping and handling.

Gross profit as a percentage of net sales increased 1.2% to 37.5% in Fiscal 2002 compared to 36.3% in Fiscal 2001. In Fiscal 2002, gross profit as a percent of sales increased 1.4% primarily as a result of improved initial margins and reduced markdowns. The reduction in markdowns is related to the increase in revenue the Company experienced in Fiscal 2002. This increase enabled the Company to reduce its markdown exposure that occurred in Fiscal 2001. Order postage expense decreased in Fiscal 2002 resulting in a 0.1% increase in gross profit. Gross profit decreased 0.3%, resulting from increased occupancy costs relating to the additional stores open in Fiscal 2002.

Selling, general and administrative expenses as a percent of net sales decreased 1.4% to 32.2% in Fiscal 2002 as compared to 33.6% in Fiscal 2001. The SG&A percent decreased 1.6% principally relating to the decreased catalog circulation in the direct to customer channel. The decrease in catalog costs was partially offset by a net increase of 0.2% in costs expended to support the base business.

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

As a result of the foregoing, the Company reported net income of $12.0 million or $0.93 per diluted share in Fiscal 2002, an increase in excess of 121% per diluted share. Net income was 3.2% of net sales in Fiscal 2002 compared to 1.5% of net sales in Fiscal 2001.

Seasonality

The seasonal nature of the Company’s business increased in Fiscal 2003 and is expected to continue to increase in Fiscal 2004 as the Company opens additional retail stores and continues its program to operate a significant number of small, temporary locations during the winter holiday selling season. In Fiscal 2003, most of the Company’s new stores were opened in the second half of the fiscal year. In Fiscal 2004, the Company expects to open approximately half of its new stores in the first half of the year.

The Company’s sales in the second fiscal quarter are generally higher than sales during the first and third quarters as a result of sales in connection with Father’s Day. The fourth fiscal quarter, which includes the winter holiday selling season, has historically produced a disproportionate amount of the Company’s net sales and substantially all of its income from operations. Management expects this trend to continue.

The Company’s retail operations are generally not profitable until the fourth quarter of each fiscal year.

Liquidity and Capital Resources

During Fiscal 2003, the Company generated a total of $38.6 million of cash including $34.3 million from operations and $4.3 million from the exercise of stock options. In addition, the Company’s working capital decreased approximately $3.5 million principally due to the increase in other current liabilities, such as increased payable of gift cards related to increased sales of these cards during the winter holiday selling season, increased income taxes payable due to higher pre-tax income and increased compensation payable as a result of Fiscal 2003’s improved financial performance. The Company utilized cash of $26.3 million to fund capital expenditures. The capital expenditures included $7.8 million for new stores, $9.0 million for remodeling and maintenance in existing stores $6.1 million related to the expansion of its Distribution Center, $1.7 million on the construction of a new headquarters building and $1.7 million for other improvements. The Company’s cash position increased $15.6 million from the end of the prior fiscal year, to $69.7 million.

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

The Company’s primary short-term liquidity needs consist of financing seasonal merchandise inventory build-ups. The Company’s primary sources of financing for such needs are from operations, borrowings under its revolving credit facility and trade credit. The Company typically has no borrowings under the revolving credit facility from January through August, however borrowings typically begin from September and increase through November to finance purchases of merchandise inventory in advance of the winter holiday selling season. The Company generally repays all outstanding borrowings under its revolving credit facility prior to Christmas and relies on cash from operations obtained during the winter holiday selling season until it begins to borrow again under its revolving credit facility the following fiscal year. At January 31, 2004 and February 1, 2003, the Company had no outstanding borrowings under its revolving credit facility, although certain letters of credit in an aggregate amount of approximately $11.9 million and $8.1 million were outstanding, respectively. During Fiscal 2003 the Company had no borrowings under its revolving credit facility. During the Company’s peak borrowing period of November and December the Company would have been eligible to borrow up to a maximum of approximately $70 million. During Fiscal 2002, the Company’s borrowings peaked at $15 million and the maximum amount outstanding during Fiscal 2002 still would have allowed the Company to borrow an additional $38.4 million.

The Company’s revolving credit facility provides for borrowings of up to $80 million for letters of credit and working capital as long as the Company meets a borrowing base test equal to 50% of the amount of eligible inventory and outstanding documentary letters of credit (increasing to 65% June through July and to 75% August through November). Amounts available for borrowings are reduced by the aggregate amount of outstanding letters of credit, which may not exceed $50 million, and borrowings. The facility requires the Company to have no borrowings (excluding letters of credit) outstanding for at least 30 consecutive days during the period of December 15, 2002 to April 30, 2003. Thereafter, during the December 15th to April 30th time frame, the Company must have no more than $7 million in borrowings (excluding letters of credit) outstanding for 30 consecutive days. Borrowings under the facility bear interest that is dependent on the level of the Company’s fixed charge coverage ratio. Depending on the calculated ratio of the Company’s fixed charge coverage, there are four different levels that have different fees and different margin rates on the applicable borrowings. Under the facility, the interest rates on the facility, at the Company’s option, were either: the agent bank’s base lending rate plus 0.50%, 0.25%, 0.00% or 0.00%, or the Eurodollar rate for the applicable period plus

2.00%, 1.75%, 1.50% or 1.25%. In addition, the Company is obligated to pay a fee of 0.625%, 0.50%, 0.50% or 0.375% on the unused portion of the commitment, 1.00%, 0.875%, 0.75%, or 0.625% on the documentary letters of credit and 2.125%, 1.875%, 1.625% or 1.375% on the standby letters of credit. Amounts due under the facility are secured by the personal property of the Company, tangible or intangible including all stock of Brookstone, Inc.’s subsidiaries, but excluding real property, machinery and equipment encumbered on February 21, 2002, and general intangibles. The security interest in the facility is subject to collateral release conditions dependent upon four consecutive quarters fixed charge coverage ratio of 1.40 to 1.00 and consolidated EBITDA for the four quarters then ended of at least $34.5 million. At the Lender’s option, all positive cash balances held by the Lender’s banks may be applied to the outstanding balance of the revolving line of credit. The facility contains a number of restrictive covenants, including limitations on incurring additional indebtedness, granting liens, selling assets, engaging in mergers and other similar transactions, engaging in new business lines and making capital expenditures. In addition, the facility prohibits the payment of cash dividends on common stock and requires that the Company maintain certain financial ratios, including tests pertaining to consolidated net worth, fixed charge coverage and cash flow leverage. This facility has a term that expires February 21, 2006. For all four quarters of Fiscal 2003, the Company was in compliance with these covenants.

Lower market interest rates and plan asset returns have resulted in declines in pension plan asset performance and funded status. The discount rate used for the calculation of plan liabilities at year-end was lowered to 6.0% reflecting current economic conditions. The expected long-term rate of return for fiscal year 2004 will remain consistent at 8%. The 2004 rate was developed by examining historical return rates based on plans’ asset allocation and other factors. As a result, pension expense in 2004 is expected to be negatively impacted. See Note 9 to the Consolidated Financial Statements for further discussion.

The Company has never paid a cash dividend and currently plans to retain any earnings for use in the operations of the business. Any determination by the Board of Directors to pay future cash dividends will be based upon conditions then existing, including the Company’s earnings, financial condition and requirements, restrictions in its financing arrangements and other factors.

The following table (in thousands) summarizes the Company’s contractual and other commercial obligations as of January 31, 2004 and the effect such obligations are expected to have on its liquidity and cash flows in future periods.

Payment Dates	Documentary Letters of Credit	Standby Letters of Credit	Capital Lease Obligations	Operating Lease Obligations	Total
Fiscal 2004	$10,998	$880	$275	$32,813	$44,966
Fiscal 2005	—	—	275	32,105	32,380
Fiscal 2006	—	—	275	29,064	29,339
Fiscal 2007	—	—	275	27,040	27,315
Fiscal 2008	—	—	275	28,771	29,046
Thereafter	—	—	1,285	83,668	84,953

Total	$10,998	$880	$2,660	$233,461	$247,999

The Company believes its cash balances, funds expected to be generated by future operations, and borrowing capacity will be sufficient to finance the majority of its capital requirements during Fiscal 2004.

The amount of cash generated from operations is dependent upon many factors including but not limited to the ability of the Company to achieve its business plan and general economic and retail industry conditions in the United States, during the upcoming year. Borrowing under the Company’s Amended Credit Agreement may also be limited by the following factors:

•	Borrowings under the Agreement are limited to a borrowing base calculation which may impact the ability of the Company to fund its business

•	Inventory obsolescence issues resulting from decreased revenues, that would affect the borrowing base assets, as eligible inventory in the borrowing base would decrease

•	The Agreement contains a number of restrictive covenants. If the Company fails to meet any of these covenants, it may severely limit the Company’s ability to conduct its business

•	The Agreement contains a requirement for the Company to have no more than $7 million in borrowings for thirty consecutive days between the December 15th and April 30th timeframe. Failure to do so may severely limit the Company’s ability to borrow under its credit facility.

Fiscal 2004 Store Openings and Capital Expenditure Expectations

The following discussion includes certain forward-looking statements of management’s expectations for store growth and related capital expenditures. These statements should be read in light of the considerations presented under the caption “Outlook: Important Factors and Uncertainties” found on page 33 of this document.

The Company plans to add approximately 20 new Brookstone stores, including up to eight airport locations, and up to three Gardeners Eden retail stores in Fiscal 2004. The Company anticipates the cost of opening a new Brookstone store (based on the new store design), including leasehold improvements, furniture and fixtures, and pre-opening expenses, to average approximately $475,000 and a Gardeners Eden store to average approximately $650,000. In addition, the Company expects a new Brookstone store to require $150,000 and a Gardeners Eden new store to require $200,000 of working capital per store. The Company anticipates the cost of opening airport stores, including leasehold improvements, furniture and fixtures, and pre-opening expenses, to average approximately $250,000, and expects airport stores to require $100,000 of working capital per store. The Company expects to remodel approximately 10 locations, and update and maintain other stores, during Fiscal 2004, incurring capital expenditures of approximately $5.7 million.

After a comprehensive review of the Company’s anticipated distribution requirements, management decided to upgrade its distribution systems and to physically expand its current distribution center in Mexico, Missouri. The Company segregated this project into three distinct phases: Systems upgrade, facility expansion and material handling systems. In Fiscal 2001, Phase I was completed with the enhancement of the current warehouse management system which was designed to increase the efficiency of receiving and shipping goods.

Phase II was completed in Fiscal 2003 with the addition to the existing facilities of 213,000 square feet of high bay, high density space, bringing the total square footage of the distribution center to 392,000. During Phase III, which the Company anticipates to be completed in Fiscal 2004, the current material handling system will be replaced with a state-of-the art material handing system designed to further enhance productivity by increasing automation and reducing the amount of physical handing of product.

During Fiscal 2003 overflow from the direct marketing business was handled by a third party distribution center, which primarily handled Internet order fulfillment for www.Brookstone.com. As of the close of Fiscal 2003 the contract with this third party distributor was terminated. In addition to this distribution center the company leased up to an additional 167,000 square feet in Mexico, Missouri to handle its distribution support functions. The Company anticipates being out of this leased space in the first half of Fiscal 2004.

Nearly all of the Company’s inventory is received and distributed through this facility, which supports both the retail store and direct marketing distribution channels. The Company seeks to maintain an inventory of products in the distribution center that will ensure a sufficient supply for sale to customers. Distributions to stores are made, at a minimum, on a weekly basis predominantly via United Parcel Service (“UPS”). Distributions to direct marketing customers are made daily, predominantly via UPS. Additionally, certain of the Company’s products are shipped direct to its customers by its vendors.

The facility also houses the Company’s direct marketing customer sales and contact center. The Company utilizes an outside customer sales and contact center to handle overflow order calls and to provide coverage during off-peak hours.

Efficient and effective logistics management is a primary focus for the Company throughout the supply chain. The Company uses distribution control software and a sales and inventory management system. These systems, along with the store-based point-of-sale system and our direct marketing management system are designed to provide daily tracking of item activity and availability to the Company’s inventory allocation and distribution teams. Additionally, the Company uses a sales forecasting and a distribution requirements planning client-server based system. This system is designed to generate weekly sales forecasts by SKU by selling location to determine replenishment requirements and recommend optimal inventory purchases to the merchandise procurement team.

The Company anticipates expending approximately $7.0 million on Phase III of the expansion. These costs are expected to be partially offset by rent savings on leased space and production efficiencies.

The Company anticipates spending approximately $9.0 million associated with construction of the new headquarters facility in Fiscal 2004, which started construction in late Fiscal 2003. In total, the Company anticipates spending approximately $11.0 million on the new headquarters. Including the capital expenditures listed above, the Company anticipates making capital expenditures of approximately $34.5 million in Fiscal 2004.

Outlook: Important Factors and Uncertainties

The Private Securities Litigation Reform Act of 1995 (the “Act”) provides a “safe harbor” for forward-looking statements to encourage companies to provide prospective information about themselves without fear of litigation so long as the forward-looking information is accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those set forth in the forward-looking statement. Statements in this 2003 Annual Report on Form 10-K which are not historical facts, including statements about the Company’s or management’s confidence or expectations, seasonality of the Company’s future sales and earnings, plans for opening new stores and other retail locations, introduction of new or updated products, opportunities for sales growth or cost reductions and other statements about the Company’s operational outlook, are forward-looking statements subject to risks and uncertainties that could cause actual results to vary materially.

The following are important factors, among others, that should be considered in evaluating any part of this Annual Report on Form 10-K and these forward-looking statements, as well as in evaluating the Company’s business prospects generally, and we hereby expressly qualify this Annual Report on Form 10-K and future filings with the SEC (unless and until we modify these cautionary statements in a future filing) by the inclusion of these cautionary statements regarding future performance:

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

Dependence on Innovative Merchandising. Successful implementation of the Company’s merchandising strategy depends on its ability to introduce in a timely manner new or updated products, which are affordable, functional in purpose, distinctive in quality and design and not widely available from other retailers. If the Company’s products or substitutes for such products become widely available from other retailers (especially mass-retailers, department stores or discount retailers), demand for these products from the Company may decline or the Company may be required to reduce their retail prices. If a competitor of the Company were to offer for sale new and innovative products that the Company did not offer for sale, customer demand for the Company’s goods could decline. A decline in the demand for, or a reduction in the retail prices of, the Company’s important existing products can cause declines in the Company’s sales and profitability if the Company is unable to introduce in a timely fashion new or replacement products of similar sales levels and profitability. Even with innovative merchandising, there remains a risk that the products will not sell at planned levels.

Product Risks. Although the Company seeks to maintain quality standards at a high level, its products may have defects that could result in high rates of return, recalls or product liability claims. Such returns, recalls or claims could adversely affect profitability. Third parties may assert claims for patent or trademark infringement, or violation of other proprietary rights. If successful, such claims could result in the inability to sell a particular product or, in the case of a settlement or royalty, adversely impact the profitability of the product and could have a material adverse effect on the Company’s results of operation. Such claims could entail significant legal expenses even if they are ultimately determined to be meritless.

Gardeners Eden Stores. The Gardeners Eden stores represent an initiative by the Company to develop a new store model focused on a market that is different from that of the traditional Brookstone store, and to help decrease the concentration of sales in the winter holiday season by generating more sales in the spring and summer. The success of this new model could vary based on a wide variety of factors including the selection of optimum locations, innovative merchandising, achieving profitability, accurate prediction of customer response in a new market, and the overall condition of the economy.

Changes in Legal or Regulatory Framework. The Company and its operations are subject to numerous laws, regulations and governmental policies and procedures on the international, federal, state and local levels, including, but not limited to, laws, regulations, policies, procedures, rulings, interpretations, or other governmental or quasi-governmental practices, regarding corporate governance, commerce, customs, international trade, labor and employment, importation tax, securities, accounting, and other laws and regulations which are, or are found to be, applicable to the Company . Changes to this legal and regulatory framework, or to any individual law or regulation, or governmental policy or procedure to which the Company is now, or is determined to be in the future, is subject, could have a material impact on the Company’s business or result from operations.

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

Current Retail Locations. The ten largest retail locations by sales volume in 2003 accounted for a disproportionate amount of total Company retail sales during 2003; however, the aggregate sales of the ten largest retail stores accounted for less than ten percent of the aggregate 2003 Company retail sales. The inability of the Company to renew such leases or to remain in such locations and find suitable replacements in a timely manner without significant expense could have a material adverse impact on the Company’s retail sales and results from operations.

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

Seasonal Fluctuation of Operating Results. The Company’s quarterly results of operations fluctuate based upon such factors as the amount and timing of sales contributed by new stores, the success of its temporary location program, capital expenditures and the timing and size of catalog mailings and associated expenses.

Poor Economic Conditions. The Company’s business has been and may in the future be impacted by economic conditions that tend to reduce the level of discretionary consumer spending. These conditions include high interest rates, inflation, unemployment, stock market uncertainty, and low consumer confidence.

Information and Communications Infrastructure. The success of the Company is dependent upon its computer hardware and software systems, and its telecommunications systems. The Internet portion of the direct marketing business relies heavily on the proper operation of these systems, as well as on the continued operation of the external components of the Internet, to market goods and to receive and process orders. The retail business utilizes point of sale computers located in the stores. The Company’s headquarters and distribution center rely on a wide variety of applications to carry on the business. These systems are subject to damage from natural disasters, power failures, hardware and software failures, security breaches, network failures, computer viruses and operator negligence. Should one of these systems fail or be inadequate to support future growth, the Company’s results could be materially and adversely impacted. The Company is also dependent on certain vendors of its key information systems. Should these vendors experience financial difficulties, the support of these key systems could be negatively impacted.

Centralized Distribution. The Company conducts the majority of its distribution operations and a significant portion of its direct marketing processing functions from multiple facilities in Mexico, Missouri. A disruption in operations at the distribution center or its third party distributors may significantly increase the Company’s distribution costs and prevent goods from flowing to stores and customers. The Company utilizes third party carriers for its product shipments. The distribution of products is vulnerable to disruption from employee strikes and labor unrest, in particular, potential strikes by UPS employees and/or longshoremen, which could increase costs and impede or restrict the supply of goods. In addition, the Company is currently upgrading its distribution systems and physically expanding its current distribution center in Mexico, Missouri, to be completed in Fiscal year 2004. Any delays in the completion of said upgrade and expansion or any interruption in distribution services could cause a material adverse impact in the Company’s operating results.

Direct Marketing. The success of the Company’s catalog operation hinges on the achievement of adequate response rates to mailings, merchandising and catalog presentation that appeal to mail order customers, and the expansion of the potential customer base in a cost effective manner. Lack of consumer response to particular catalog mailings could increase the costs and decrease the profitability of the direct marketing business. Significant costs relative to paper, postage and inventory are associated with the direct marketing business. Rising paper and postal rates can negatively impact the business and the failure to accurately predict consumer response or to achieve the optimum cost-effective level of catalog circulation could adversely affect revenues and growth of the business. In addition, terrorism perpetrated via the U.S. Mail or threats thereof could have a material adverse impact on the Company’s catalog business.

Dependence on Key Vendors. Because the Company strives to sell only unique merchandise, adequate substitutes for certain key products may not be widely available in the marketplace. Because of this, there can be no assurance that vendor manufacturing or distribution problems, or the loss of the Company’s exclusive rights to distribute important products, would not have a material adverse effect on the Company’s performance. In Fiscal 2003, the Company had one vendor who supplied products representing approximately 17.2% of net sales, with the 10 largest vendors representing approximately 41% of net sales. The Company’s operating results could be adversely affected if any of its 10 largest vendors were unable to continue to fill the Company’s orders for such vendor’s products or failed to fill those orders in a timely way.

Foreign Vendors. The Company is purchasing an increasing portion of its merchandise from foreign vendors, including, but not limited to Asia. Although management expects this strategy to increase profit margins for these products, the Company’s reliance on such vendors subjects the Company to associated legal, social, political and economic risks, including, but not limited to, import, licensing and trade restrictions. In particular, economic relations between the United States and China have historically had a potential for volatility, the re-occurrence of which could have a material adverse impact on the Company’s operations and results. In addition, the Company is highly dependent upon steamship lines and air cargo companies to transport this merchandise from overseas to the United States and as such, the Company remains vulnerable to equipment shortages and labor stoppage, both at the ports and countries of origins and in the United States. In such a situation, the Company could face inventory shortages in certain products, increased transportation costs and increased interest expense as a result of moving inventory receipts forward.

Increased Petroleum Prices. In recent years, increases in petroleum prices have resulted in increased transportation and shipping costs for the Company. Further increases in petroleum prices, or failure of such prices to decline, could continue to increase the Company’s costs for transportation and shipping and also cause increases in the cost of goods that are manufactured from plastics and other petroleum-based products. In addition, increased petroleum prices may lead to increased airfares which could cause a decrease in the volume of business at the Company’s airport locations.

Increased Reliance on E-Commerce. As a greater proportion of the Company’s sales are made via the Internet, and as the Company begins to look more to that channel to increase overall sales, the Company will become increasingly subject to the uncertainties inherent in the quickly developing area of e-commerce. Such uncertainties include, but are not limited to, the extent to which the Company’s customers will adopt the Internet as their method of purchase, the effect that government regulation of the Internet (or lack thereof) will have on the Internet as a medium of commerce, as well as the reliability, stability and security of the Internet and world-wide web.

Terrorism. The Federal Government terror alerts have a negative effect on retail sales as they cause a disruption of consumer shopping patterns. The Company’s stores are located predominantly in large public areas such as malls and airports, which experience a significant decrease in traffic during periods of high alert. The Company’s stores are dependent on pedestrian traffic for sales volume. Terror alerts and acts of terrorism that affect such traffic could have a materially adverse impact on sales. Terror alerts related to acts of terrorism perpetrated via the U.S. mail could also have a material adverse impact on the Company’s catalog business.

Airline Travel. A significant portion of the Company’s sales is generated at its airport store locations. Additionally, the Company markets a wide range of products attractive to the traveling public. A decrease in traffic due to war, terrorism, health epidemics, cost increases to the consumer, or the consolidation of the airline industry caused by merger and bankruptcy and the consequent reduction of flights and available destinations could negatively affect the volume of business at the Company’s airport store locations and could depress the sales of travel-related merchandise.

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

Volatility of our Common Stock. The market price of our common stock has fluctuated over time. We believe that factors such as quarterly operating results, changes in market conditions, securities analysts’ estimates of future operating results and the overall performance of the economy and the stock market may cause the market price of our common stock to fluctuate significantly.

Disclaimer of Obligation to Update

The Company assumes no obligation (and specifically disclaims any such obligation) to update the cautionary statements or any other forward-looking statements contained in this Annual Report, and the section entitled Outlook: Important Factors and Uncertainties in particular, to reflect actual results, changes in assumptions or other factors affecting such forward-looking statements.

Recent Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46), which requires the consolidation of certain entities considered to be variable interest entities (VIEs). An entity is considered to be a VIE when it has equity investors who lack the characteristics of having a controlling financial interest, or its capital is insufficient to permit it to finance its activities without additional subordinated financial support. Consolidation of a VIE by an investor is required when it is determined that the investor will absorb a majority of the VIE’s expected losses or residual returns if they occur. In December 2003, the FASB published a revision to FIN 46 (FIN 46R) to clarify some of the provisions of the original interpretation and to exempt certain entities from its requirements. The Company is currently reviewing the provisions of FIN 46R and will adopt FIN 46R for the quarterly reporting period ending May 1, 2004.

In May 2003, the Financial Accounting Standards Board (“FASB”) issued Statement No. 150 (“SFAS 150”), “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity and is effective for all financial instruments entered into after May 31,2003 and otherwise is effective in the first interim period beginning after June 15, 2003. The adoption of this standard did not have a material effect on the Company’s financial condition or results of operations.

In December 2003, the FASB issued SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” The revisions to SFAS 132 are intended to improve financial statement disclosures for defined benefit plans and was initiated in 2003 in response to concerns raised by investors and other users of financial statements about the need for greater transparency of pension information. In particular the standard requires that companies provide more details about their plan assets, benefit obligations, cash flows, benefit costs and other relevant quantitative and qualitative information. The guidance is effective for fiscal years ending after December 15, 2003. The adoption of SFAS 132 has been reflected in the financial statements.

On January 12, 2004, the FASB released Staff Position No. SFAS 106-1, “Accounting and Disclosure Requirements related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” which addresses the accounting and disclosure implications that are expected to arise as a result of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 enacted on December 8, 2003. Specific guidance on the accounting for the federal subsidy is pending and the Company will assess the impact of such guidance when it is issued.

In February 2003, the Emerging Issues Task Force (“EITF”) addressed EITF Statement No. 02-16 (“EITF 02-16”), “Accounting for a Reseller for Cash Consideration Received From a Vendor.” EITF 02-16 provides accounting guidance on how a reseller should characterize consideration given by a vendor and when to recognize and how to measure that consideration in its income statement. The adoption of EITF 02-16 is reflected in the Company’s Fiscal 2003 financial statements and it did not have a material effect on the financial statements.

ITEM 7A.	Quantitative and Qualitative Disclosures about Market Risk

The Company’s exposure to interest rate fluctuations is minimal due to the Company’s use of short-term borrowings and cash flows to fund operations and capital improvements rather than long-term borrowings. The Company does not currently use derivative financial instruments.

ITEM 8.	Financial Statements and Supplementary Data.

The financial statements, together with the report thereon of PricewaterhouseCoopers LLP, dated March 16, 2004, and supplementary data appear on pages 43 through 71 of this document.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

ITEM 9A.	Controls and Procedures

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

PART III

ITEM 10.	Directors and Executive Officers of the Registrant.

Information concerning the Company’s executive officers is set forth in Item 1 of this Form 10-K under the caption “Executive Officers of the Registrant.”

Information with respect to directors and the nomination process is incorporated herein by reference to the information “Election of Directors” in the Proxy Statement for the Company’s 2004 Annual Meeting of Stockholders (the “Proxy Statement”).

Information regarding audit committee financial experts is incorporated by reference to the information (“Committees of our Board”) and (“Audit Committee Report for 2004”) in the Proxy Statement.

Information required by Item 405 of Regulation S-K is incorporated herein by reference to “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement.

We have adopted a written code of conduct and ethics that applies to our directors and all of our officers and employees and can be found on our web site, which is located at www.Brookstone.com. We intend to make all required disclosures concerning any amendments to, or wavier from, out code of conduct and ethics on our website.

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

ITEM 14.	Principal Accountant Fees and Services

The information in response to this item may be found in the section entitled “Independent Auditors Fees” in the Company’s Proxy Statement which section is incorporated herein by reference.

PART IV.

ITEM 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)	List of Financial Statements, Financial Statement Schedules, and Exhibits.

1.	Financial Statements

The financial statements appear on the following pages of this document.

(b)	Reports on Form 8-K.

No reports on Form 8-K were filed during the year ended January 31, 2004 except as disclosed in our 2003 Quarterly Reports on Form10-Q and the following reports on Form 8-K filed in the fourth quarter ended on January 31, 2004 through the filing of this Annual Reports.

1. Current Report on Form 8-K dated January 7, 2004, the Company furnished a press release reporting holiday sales results for the two fiscal months ended January 3, 2004.

2. Current Report on Form 8-K dated February 5, 2004, the Company furnished a press release reporting sales results for the fourth quarter and fiscal year ended January 31, 2004.

3. Current Report on Form 8-K dated March 17, 2004, the Company furnished a press release reporting its financial results for the fourth quarter and fiscal year ended January 31, 2004.

4. Current Report on Form 8-K dated April 9, 2004, the Company furnished a press release announcing a 3-for-2 stock split to be paid on April 26, to Shareholders of record as of April 19th.

2.	Consolidated Financial Statement Schedule	72

Report of Independent Auditors

To the Board of Directors and

Shareholders of Brookstone, Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Brookstone, Inc. and its subsidiaries at January 31, 2004 and February 1, 2003, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2004, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

PRICEWATERHOUSECOOPERS LLP

Boston, Massachusetts

March 16, 2004, except for Note 12, as to which the date is April 8, 2004

BROOKSTONE, INC.

CONSOLIDATED BALANCE SHEET

(In thousands, except share data)

	January 31, 2004	February 1, 2003
Assets
Current assets:
Cash and cash equivalents	$69,738	$54,144
Receivables, less allowances of $496 at January 31, 2004 and $473 at February 1, 2003	7,476	6,079
Merchandise inventories	66,876	58,987
Deferred income taxes, net	4,799	4,161
Other current assets	6,217	5,280

Total current assets	155,106	128,651

Deferred income taxes, net	4,738	5,854
Property and equipment, net	53,970	39,720
Intangible assets, net	4,123	4,413
Other assets	2,390	1,954

	$220,327	$180,592

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$15,759	$10,720
Other current liabilities	41,827	33,197

Total current liabilities	57,586	43,917

Other long term liabilities	15,676	13,809
Long term obligation under capital lease	1,941	2,110

Commitments and contingencies (Note 11)

Shareholders’ equity:
Preferred stock, $0.001 par value: Authorized—2,000,000 shares; issued and outstanding—0 shares at January 31, 2004 and February 1, 2003
Common stock, $0.001 par value: Authorized—50,000,000 shares; issued and outstanding—13,349,525 (post-split) shares at January 31, 2004 and 12,780,257 (post-split) shares at February 1, 2003	13	8
Additional paid-in capital	59,176	52,221
Unearned stock compensation	(184)	—
Accumulated other comprehensive income	(991)	(1,031)
Retained earnings	87,157	69,605
Treasury stock, at cost —5,424 (post-split) shares at January 31, 2004 and February 1, 2003	(47)	(47)

Total shareholders’ equity	145,124	120,756

	$220,327	$180,592

See Notes to Consolidated Financial Statements

BROOKSTONE, INC.

CONSOLIDATED STATEMENT OF INCOME

(In thousands, except per share data)

	Year Ended
	January 31, 2004	February 1, 2003	February 2, 2002
Net sales	$434,173	$375,878	$352,917
Cost of sales	260,420	235,039	224,643

Gross profit	173,753	140,839	128,274
Selling, general and administrative expenses	144,353	120,858	118,590
Gain on curtailment of retiree medical plan	—	(642)	—

Income from operations	29,400	20,623	9,684
Interest expense, net	857	1,268	1,028

Income before taxes	28,543	19,355	8,656
Income tax provision	10,991	7,355	3,324

Net income	$17,552	$12,000	$5,332

Earnings per share – basic	$1.35	$0.94	$0.43

Earnings per share – diluted	$1.30	$0.93	$0.42

Weighted average shares outstanding – basic	13,039	12,728	12,542

Weighted average shares outstanding – diluted	13,454	12,902	12,740

See Notes to Consolidated Financial Statements

BROOKSTONE, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands)

	Year Ended
	January 31, 2004	February 1, 2003	February 2, 2002
Cash flows from operating activities:
Net income	$17,552	$12,000	$5,332
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,300	11,853	11,206
Gain on curtailment of retiree medical plan	—	(642)	—
Amortization of debt issuance costs	212	240	245
Deferred income taxes	453	(1,674)	(410)
Related tax benefits on exercise of stock options	1,845	482	196
Stock based compensation expense	629	—	—
(Increase) Decrease in other assets	(587)	(189)	859
Increase in other long term liabilities	1,932	264	765
Changes in working capital:
Accounts receivable, net	(1,397)	2,091	(693)
Merchandise inventories	(7,889)	(3,358)	(570)
Other current assets	(896)	(140)	(903)
Accounts payable	5,039	(512)	(2,290)
Other current liabilities	8,630	10,591	(6,432)

Net cash provided by operating activities	37,823	31,006	7,305
Cash flows from investing activities:
Expenditures for property and equipment	(26,260)	(6,116)	(13,761)

Net cash used for investing activities	(26,260)	(6,116)	(13,761)
Cash flows from financing activities:
Payments for capitalized lease	(169)	(127)	(106)
Payments for debt issuance costs	(102)	(620)	(100)
Proceeds from exercise of stock options and employee stock purchase plan	4,302	1,073	193

Net cash provided by (used for) financing activities	4,031	326	(13)

Net increase (decrease) in cash and cash equivalents	15,594	25,216	(6,469)
Cash and cash equivalents at beginning of period	54,144	28,928	35,397

Cash and cash equivalents at end of period	$69,738	$54,144	$28,928

Supplemental disclosures of cash flow information:
Cash paid for interest	$577	$779	$707
Cash paid for income taxes	$7,721	$3,920	$10,115

See Notes to Consolidated Financial Statements

BROOKSTONE, INC.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

For the years ended February 2, 2002, February 1, 2003 and January 31, 2004

(In thousands, except share data)

	Shares	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Unearned Stock Compensation	Retained Earnings	Treasury Stock	Total Shareholders’ Equity
Balance at February 3, 2001	8,320,640	$8	$50,277	$—	$—	$52,273	$(47)	$102,511
Issuance of common stock under Employee Stock
Purchase Plan	11,948		157					157
Options exercised	37,132		36					36
Related tax benefits on exercise of stock options			196					196
Components of comprehensive income (net of tax):
Net income						5,332		5,332
Minimum pension liability Adjustment (net of tax of $279)				(447)				(447)

Total Comprehensive Income								4,885

Balance at February 2, 2002	8,369,720	8	50,666	(447)	—	57,605	(47)	107,785
Options exercised	150,451		1,073					1,073
Related tax benefits on exercise of stock options			482					482
Components of comprehensive income (net of tax):
Net income						12,000		12,000
Minimum pension liability adjustment (net of tax of $357)				(584)				(584)

Total Comprehensive Income								11,416

Balance at February 1, 2003	8,520,171	8	52,221	(1,031)	—	69,605	(47)	120,756
Stock split, three-for-two	4,259,919	4	(4)					—
Issuance of common stock under the 1999 Equity Incentive Plan	24,951	—	608					608
Issuance of restricted stock under the 1999 Equity Incentive Plan	8,625	—	205		(205)			—
Amortization of unearned stock compensation					21			21
Options exercised	535,859	1	4,301					4,302
Related tax benefits on exercise of stock options			1,845					1,845
Components of comprehensive income (net of tax):
Net income						17,552		17,552
Minimum pension liability adjustment (net of tax of $25)				40				40

Total Comprehensive Income								17,592

Balance at January 31, 2004	13,349,525	13	59,176	(991)	(184)	87,157	(47)	$145,124

See Notes to Consolidated Financial Statements

Notes to Consolidated Financial Statements

1. NATURE OF BUSINESS AND ORGANIZATION

Brookstone, Inc. (“We” “Brookstone” or the “Company”) is a nationwide specialty retailer whose strategy is to develop unique, proprietary branded products and offer them to customers via multiple distribution channels, retail stores and direct to customer via catalog and the Internet. The Company’s portfolio includes three brands: Brookstone, Hard-to-Find-Tools and Gardeners Eden. The Brookstone brand features an assortment of consumer products functional in purpose, distinctive in quality and design and not widely available from other retailers. Brookstone’s merchandise includes lawn and garden, health and fitness, home and office, and travel and auto products. Hard-to-Find-Tools features solutions for homeowners primarily focused on home improvement and the indoor and outdoor home environment. Gardeners Eden is a garden inspired lifestyle brand that features garden themed home accessories, live plants, and outdoor furniture. The Company offers approximately 2,500 active stock-keeping units (“SKUs”) for Brookstone and Hard-to-Find-Tools, and approximately 3,000 for Gardeners Eden at any given time. The Company sells its products through 273 full-year stores (including 34 airport based stores, three outlet stores and three Gardeners Eden stores) in 39 states, the District of Columbia and Puerto Rico. In addition to these full-year stores, Brookstone operates temporary stores and kiosks primarily during the winter holiday season; there were a total of 67 such stores operating during the 2003 winter holiday season. The Company also operates a direct marketing business, which is comprised of three catalog titles (Hard-To-Find-Tools,Brookstone Catalog, and Gardeners Eden), two interactive Internet sites, www.Brookstone.com and www.Gardenerseden.com, and sales to corporate customers. For a further description of the Company’s business segments, see Management’s Discussion and Analysis (“MD&A”) of Financial Condition and Results of Operations and Note 6 of the Notes to Consolidated Financial Statements on pages 22 and 58 of this Annual Report on Form 10-K.

The Company’s fiscal year end is the Saturday nearest the last day in January. Results of operations for Fiscal 2003 are for the 52 weeks ended January 31, 2004. Results for Fiscal 2002 are for the 52 weeks ended February 1, 2003 and results for Fiscal 2001 are for the 52 weeks ended February 2, 2002.

2. SIGNIFICANT ACCOUNTING POLICIES

Principals of Consolidation

The accompanying consolidated financial statements include the accounts of the Company, Brookstone Company, Inc. and the direct and indirect wholly owned subsidiaries of this entity. All intercompany accounts and transactions have been eliminated in consolidation.

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

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company considers the more significant accounting policies that involve management estimates and judgments to be those relating to revenue recognition, inventory reserved, deferred tax assets, accounting for income taxes, valuation of long-lived assets, pension and other post retirement benefit plans and deferred catalog costs. Actual results may differ from those estimates.

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

The Company leases retail store locations under operating lease agreements, which sometimes provide for leasehold completion allowances to be received from the lessors. Upon retirement or sale, the cost of disposed assets and the related accumulated depreciation are eliminated and any gain or loss is included in net income. Depreciation expense totaled $12,010,000, $11,454,000 and $10,659,000 for Fiscal 2003, Fiscal 2002 and Fiscal 2001 respectively.

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

Advertising Costs

Direct response advertising costs, which consist of catalog production and postage costs, are deferred and amortized over the period and curve of expected direct marketing revenue, which is approximately six months. Deferred costs were $1.6 million at January 31, 2004 and $1.3 million at February 1, 2003 and are classified as non-current assets. The Company expenses in-store and print advertising costs as incurred. Advertising expense, primarily catalog costs, was approximately $24.5 million, $18.6 million and $23.1 million for the years ended January 31, 2004, February 1, 2003 and February 2, 2002, respectively.

Intangible Assets

Intangible assets representing the excess of purchase price over identifiable assets include trade name and customer lists related to the Gardeners Eden acquisition. During Fiscal 2002, the Company adopted Statement of Accounting Standards No. 142 (“SFAS No. 142”), “Goodwill and Other Intangible Assets.” In accordance with SFAS No. 142, an evaluation of the Company’s intangible assets was performed and the intangible assets were determined to have finite lives. The trademark is being amortized over 20 years on a straight-line basis. Amortization expense totaled $290,000 in Fiscal 2003, $399,000 in Fiscal 2002 and $547,000 in Fiscal 2001. Projected amortization expense is approximately $270,000 in each of Fiscal 2004 through Fiscal 2008. The customer lists were fully amortized at year end Fiscal 2003.

Impairment of Long-Lived Assets

In Fiscal 2002, the Company adopted Statement of Accounting Standards No. 144 (“SFAS No. 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets.” In accordance with SFAS No. 144, the Company reviews long-lived assets, including intangible assets with finite lives, for impairment at least annually or whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. Each impairment test is based on a comparison of the undiscounted net cash flows of individual stores, and consolidated net cash flows for long-lived assets not identifiable to individual stores, to the recorded value of the asset. If impairment is indicated, the asset is written down to its estimated fair value on a discounted cash flow basis. At fiscal 2002 and 2003, based on the Company’s analysis no assets were deemed to be impaired.

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

Workers’ Compensation and General Liability Insurance

The Company retains risk with respect to workers’ compensation and general liability claims up to a maximum of $250,000 per claim and $50,000 per claim, respectively. The Company retains risk with respect to aggregate claims up to a maximum of $2,000,000 during the policy year for both workers’ compensation and general liability claims. The provision for estimated workers’ compensation and general liability claims includes estimates of the ultimate costs for both reported claims and claims incurred but not reported. These estimates incorporate the Company’s past experience as well as other considerations.

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

Stock-Based Compensation

As more fully described in Note 8, the Company has stock option plans in effect that provide for the issuance of non-qualified and incentive stock options. Statement of Financial Accounting Standards No. 123 (“SFAS No. 123”), “Accounting for Stock-Based Compensation”, as amended by Statement of Accounting Standards No. 148 (“SFAS 148”), permits the Company to follow the measurement provisions of APB Opinion No. 25 (“APB No. 25”), “Accounting for Stock Issued to Employees”. Stock Options have historically been granted at or above the market price on the date of the grant. The Company has also issued restricted and deferred stock awards under the stock option plans. Restricted stock awards are issued at no cost to the recipient of the award, and have restrictions that lapse over four years from date of grant. Deferred stock awards were issued in the fourth quarter of Fiscal 2003 and were vested at the end of the fiscal year. The market value in excess of cost is charged to income ratably over the period during which these awards vest. For the year ended January 31, 2004, the pre-tax charges related to restricted and deferred stock awards were $21 thousand and $608 thousand, respectively. For the years ended February 1, 2003 and February 2, 2002, there were no pre-tax charges related to restricted or deferred stock awards. The market value for these awards is determined at the date of grant.

Had compensation cost for the Company’s stock-based incentive compensation plans been determined based on the fair value at the grant dates of awards under those plans, consistent with the methodology prescribed by SFAS No. 123, the Company’s net income and related earnings per share for Fiscal 2003, 2002 and 2001 would have been reduced to the pro forma amounts indicated below:

	Fiscal Year
	2003	2002	2001
Net income—as reported	$17,552,000	$12,000,000	$5,332,000
Deduct: Stock-based employee compensation expense determined under fair value based method, net of related tax effects	(1,029,000)	(682,000)	(623,000)
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	387,000	—	—

Net income—pro forma	$16,910,000	$11,318,000	$4,709,000

Earnings per share—basic
As reported	$1.35	$0.94	$0.43
Pro forma	1.30	0.89	0.37

Earnings per share—diluted
As reported	$1.30	$0.93	$0.42
Pro forma	1.26	0.88	0.37

Segment Reporting

The Company presents its financial information in accordance with Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS No. 131”). Under SFAS No. 131, the Company’s business is comprised of two distinct business segments determined by the method of distribution channel. The retail segment is comprised of all full-year stores in addition to all temporary stores and kiosks. Retail product distribution is conducted primarily through the store location. The direct marketing segment is comprised of the Hard-To-Find-Tools,Brookstone Catalog and Gardeners Eden catalogs and products promoted via the Internet sites, www.Brookstone.com and www.Gardenerseden.com, and sales to corporate customers. Direct marketing product distribution is primarily conducted through the Company’s direct marketing customer sales and contact center and distribution facility located in Mexico, Missouri.

Recent Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46), which requires the consolidation of certain entities considered to be variable interest entities (VIEs). An entity is considered to be a VIE when it has equity investors who lack the characteristics of having a controlling financial interest, or its capital is insufficient to permit it to finance its activities without additional subordinated financial support. Consolidation of a VIE by an investor is required when it is determined that the investor will absorb a majority of the VIE’s expected losses or residual returns if they occur. In December 2003, the FASB published a revision to FIN 46 (FIN 46R) to clarify some of the provisions of the original interpretation and to exempt certain entities from its requirements. The Company is currently reviewing the provisions of FIN 46R and will adopt FIN 46R for the quarterly reporting period ending May 1, 2004.

In May 2003, the Financial Accounting Standards Board (“FASB”) issued Statement No. 150 (“SFAS 150”), “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity and is effective for all financial instruments entered into after May 31, 2003 and otherwise is effective in the first interim period beginning after June 15, 2003. The adoption of this standard did not have a material effect on the Company’s financial condition or results of operations.

In December 2003, the FASB issued SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” The revisions to SFAS 132 are intended to improve financial statement disclosures for defined benefit plans and was initiated in 2003 in response to concerns raised by investors and other users of financial statements about the need for greater transparency of pension information. In particular the standard requires that companies provide more details about their plan assets, benefit obligations, cash flows, benefit costs and other relevant quantitative and qualitative information. The guidance is effective for fiscal years ending after December 15, 2003. The adoption of SFAS 132 has been reflected in the financial statements.

On January 12, 2004, the FASB released Staff Position No. SFAS 106-1, “Accounting and Disclosure Requirements related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” which addresses the accounting and disclosure implications that are expected to arise as a result of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 enacted on December 8, 2003. Specific guidance on the accounting for the federal subsidy is pending and the Company will assess the impact of such guidance when it is issued.

In February 2003, the Emerging Issues Task Force (“EITF”) addressed EITF Statement No. 02-16 (“EITF 02-16”), “Accounting for a Reseller for Cash Consideration Received From a Vendor.” EITF 02-16 provides accounting guidance on how a reseller should characterize consideration given by a vendor and when to recognize and how to measure that consideration in its income statement. The adoption of EITF 02-16 is reflected in the Company’s Fiscal 2003 financial statements and it did not have a material effect on the financial statements.

3. CONSOLIDATED BALANCE SHEET DETAILS

	January 31, 2004	February 1, 2003
Other Current Assets:
Prepaid rent	$4,472,000	$4,141,000
Prepaid insurances, postage, deposits and other	1,745,000	1,139,000

	$6,217,000	$5,280,000

Property and Equipment:
Land	$662,000	$—
Leasehold improvements	53,921,000	42,790,000
Equipment, furniture and fixtures and software	78,187,000	68,318,000

Total property and equipment	132,770,000	111,108,000

Accumulated depreciation and amortization	(78,800,000)	(71,388,000)

	$53,970,000	$39,720,000

Intangible Assets:
Trade name	$5,407,000	$5,407,000
Customer list	908,000	908,000

Total intangible assets	6,315,000	6,315,000

Accumulated amortization	(2,192,000)	(1,902,000)

	$4,123,000	$4,413,000

Other Current Liabilities:
Merchandise credits and gift certificates	$10,238,000	$8,833,000
Accrued employee compensation and benefits	9,687,000	6,171,000
Rent payable	1,185,000	1,347,000
Income taxes payable	9,125,000	8,217,000
Sales Returns Reserve	2,916,000	2,381,000
Accrued expenses	8,676,000	6,248,000

	$41,827,000	$33,197,000

Other Long-term Liabilities:
Straight-line rent liability	$7,104,000	$7,126,000
Employee benefit obligations	3,825,000	4,274,000
Other long term liabilities	4,747,000	2,409,000

	$15,676,000	$13,809,000

4. JOINT VENTURES

The Company is involved in several joint ventures, principally related to the operation of airport locations. These joint ventures consist of four locations in Atlanta, two locations at Chicago O’Hare, and an additional store located in Las Vegas at McCarran Airport. The Company maintains 49% ownership in the Atlanta venture, 70% in the Chicago venture and 80% in the Las Vegas venture.

The Company has reviewed the requirements of FASB Interpretation No. 46 (“FIN 46”) “Consolidation of Variable Interest Entities” and has determined that it is reasonably possible that the Atlanta Joint Venture qualifies as a Variable Interest Entity (“VIE”). There is no exposure to loss under this agreement, which is the Company’s equity investment reduced by distributable cash from the joint venture.

5. INCOME TAXES

Temporary differences, which give rise to deferred tax assets and liabilities for Fiscal 2003 and Fiscal 2002, are as follows:

	January 31, 2004	February 1, 2003
Deferred tax assets:

Current:
Inventory capitalization and reserves	$706,000	$649,000
Employee benefit obligations	450,000	493,000
Vacation accrual	121,000	111,000
Merchandise credits and gift certificates	1,420,000	1,241,000
Sales return reserve	648,000	518,000
Legal reserves	665,000	323,000
Other items	1,382,000	1,376,000

Total current deferred tax asset	5,392,000	4,711,000

Non-Current:
Rent expense	2,659,000	2,683,000
Employee benefit obligations	1,342,000	1,508,000
Depreciation	737,000	1,662,000

Total non-current deferred tax asset	4,738,000	5,853,000

Total deferred tax asset	10,130,000	10,564,000

Deferred tax liabilities:

Current:
Deferred catalog costs	593,000	437,000
Other items	—	112,000

Total deferred tax liability	593,000	549,000

Net deferred tax asset	$9,537,000	$10,015,000

At January 31, 2004 Brookstone has net operating losses of approximately $218,000 that expire in the years 2008 and thereafter.

Current and non-current deferred tax assets and liabilities within the same tax jurisdiction are offset for presentation in the consolidated balance sheet. A valuation allowance has not been established as management expects that it is more likely than not that the net deferred tax asset will be realized.

The provision for income taxes is comprised of the following:

	Year Ended
	January 31, 2004	February 1, 2003	February 2, 2002
Current:
Federal	$8,932,000	$8,118,000	$3,252,000
State	1,606,000	910,000	489,000

Deferred:
Federal	545,000	(1,541,000)	(385,000)
State	(92,000)	(132,000)	(32,000)

	$10,991,000	$7,355,000	$3,324,000

Reconciliation of the U. S. Federal statutory rate to the Company’s effective tax rate is as follows:

	Year Ended
	January 31, 2004	February 1, 2003	February 2, 2002
Statutory federal income tax rate	35.0%	35.0%	35.0%

State income taxes, net of federal tax benefit	3.0%	2.0%	2.0%

Other	0.5%	1.0%	1.0%

Effective income tax rate	38.5%	38.0%	38.0%

Annual tax provisions include amounts considered sufficient to pay assessments that may result from examinations of prior year tax returns; however, the amount ultimately paid upon resolutions of issues raised may differ materially from the amount accrued.

The Internal Revenue Service completed the examination of the fiscal years ended January 29, 2000 and February 3, 2001 during the second quarter of Fiscal 2003. Various state tax examinations are in process.

The exercise of stock options which have been granted under the Company’s stock option plans (refer to Note 8) gives rise to compensation, which is includable in the taxable income of the optionees and deductible by the Company for federal and state income tax purposes. Such compensation considers increases in the fair market value of the Company’s common stock subsequent to the date of the grant. For financial reporting purposes, the tax effect of this deduction is accounted for as a credit to additional paid-in capital rather than as a reduction of income tax expense. Such exercises resulted in a tax benefit to the Company of approximately $1,845,000, $482,000, and $196,000 in Fiscal 2003, Fiscal 2002 and Fiscal 2001, respectively.

6. SEGMENT REPORTING

Business conducted by the Company can be segmented into two distinct areas determined by the method of distribution channel. The retail segment is comprised of all full-year stores in addition to all temporary stores and kiosks. Retail product distribution is conducted directly through the store location. The direct marketing segment is comprised of three catalog titles (Hard-To-Find-Tools,Brookstone Catalog and Gardeners Eden), the two Internet sites, www.Brookstone.com and www.Gardenerseden.com, and sales to corporate customers. Direct marketing product distribution is conducted through the Company’s direct marketing customer sales and contact center and distribution facility located in Mexico, Missouri and a third party distribution warehouse. Both segments of the Company sell similar products, although not all Company products are fully available within both segments.

All costs directly attributable to the direct marketing segment are charged accordingly while all remaining operating costs are charged to the retail segment. The Company’s management does not review assets by segment.

The following table discloses segment net sales, pre-tax income and depreciation and amortization expense for Fiscal 2003, Fiscal 2002 and Fiscal 2001 (in thousands):

	Net Sales			Pre-tax Income
	2003	2002	2001	2003	2002	2001
Reportable segment:
Retail	$358,488	$310,260	$289,409	$22,801	$15,733	$11,595
Direct marketing	75,685	65,618	63,508	6,599	4,890	(1,911)

Reconciling items:
Interest income	—	—	—	607	361	503
Interest expense	—	—	—	(1,464)	(1,629)	(1,531)

Consolidated:	$434,173	$375,878	$352,917	$28,543	$19,355	$8,656

	Depreciation & Amortization
	2003	2002	2001
Reportable segment:
Retail	$11,160	$10,513	$10,027
Direct marketing	1,140	1,340	1,179

Consolidated:	$12,300	$11,853	$11,206

7. DEBT

Revolving Credit Agreement

The Company amended its revolving credit facility in the second quarter of 2003. The facility provides for borrowings of up to $80 million for letters of credit and working capital as long as the Company meets a borrowing base test equal to 50% of the amount of eligible inventory and outstanding documentary letters of credit (increasing to 65% June through July and to 75% August through November). Amounts available for borrowings are reduced by the aggregate amount of outstanding letters of credit, which may not exceed $50 million, and borrowings. The facility requires the Company to have no borrowings (excluding letters of credit) outstanding for at least 30 consecutive days during the period of December 15, 2002 to April 30, 2003. Thereafter, during the December 15th to April 30th time frame, the Company must have no more than $7 million in borrowings (excluding letters of credit) outstanding for 30 consecutive days. Prior to the amendment, the Company was restricted to have no more than $10 million in borrowings (excluding letters of credit) outstanding for 30 consecutive days during the December 15th to April 30th time frames. Borrowings under the facility bear interest that is dependent on the level of the Company’s fixed charge coverage ratio. Depending on the calculated ratio of the Company’s fixed charge coverage, there are four different levels that have different fees and different margin rates on the applicable borrowings. Under the facility, the interest rates on the facility, at the Company’s option, are either: the agent bank’s base lending rate plus the applicable percentage (0.50%, 0.25%, 0.00% or 0.00%), or the Eurodollar rate for the applicable period plus the applicable percentage (2.00%, 1.75%, 1.50% or 1.25%). Prior to the amendment, the interest rates were either: the agent bank’s base lending rate plus the applicable percentage (0.75%, 0.50%, 0.25%, or 0%), or the Eurodollar rate for the applicable period plus the applicable percentage (2.25%, 2.00%, 1.75% or 1.50%). In addition, the Company is obligated to pay a fee of 0.625%, 0.50%, 0.50% or 0.375% on the unused portion of the commitment, 1.00%, 0.875%, 0.75% or 0.625% on the documentary letters of credit and 2.125%, 1.875%, 1.625% or 1.375% on the standby letters of credit. Prior to the amendment, the Company was obligated to pay a fee of 0.75%, 0.625% or 0.50% on the unused portion of the commitment, 1.125%, 1.00%, 0.875% or 0.75% on the documentary letters of credit and 2.375%, 2.125%, 1.875% or 1.625% on the standby letters of credit. Amounts due under the facility are secured by the personal property of the Company, tangible or intangible including all stock of Brookstone, Inc.’s subsidiaries, but excluding real property, machinery and equipment encumbered on February 21, 2002, and general intangibles. The security interest in the facility is subject to collateral release conditions dependent upon four consecutive quarters fixed charge coverage ratio of 1.40 to 1.00 and consolidated EBITDA for the four quarters then ended of at least $34.5 million. At the Lender’s option, all positive cash balances held by the Lender’s banks may be applied to the outstanding balance of the revolving line of credit. The facility contains a number of restrictive covenants, including limitations on incurring additional indebtedness, granting liens, selling assets, engaging in mergers and other similar transactions, engaging in new business lines and making capital expenditures. The amendment in Fiscal 2003 adjusted certain capital expenditure restrictions, including a reduction to $14 million in aggregate spending allowed for the new distribution facility in either Fiscal 2003 or Fiscal 2004 and allows for a maximum of $10 million in aggregate spending for the new headquarters facility in either Fiscal 2003 or Fiscal 2004. In addition, the facility prohibits the payment of cash dividends on common stock and requires that the Company maintain certain financial ratios, including tests pertaining to consolidated net worth, fixed charge coverage and cash flow leverage. In conjunction with the amendment of the facility, the Company exercised its option to extend the expiration date of the facility from February 21, 2005 to February 21, 2006. For all four quarters of Fiscal 2003, the Company was in compliance with the applicable covenants.

The Company’s revolving credit facility, which was in effect in Fiscal 2001, provided for borrowings to a maximum of $75 million for letters of credit and working capital. Amounts available for borrowings were limited by a borrowing base and were reduced by the aggregate amount of outstanding letters of credit. The facility contained a number of restrictive covenants. Borrowings outstanding under this facility bore interest, equal to the agent bank’s base lending rate or the Eurodollar rate plus an additional 100 to 150 basis points tied to the applicable cash flow coverage ratio. In addition, the Company was obligated to pay a fee on the unused portion of the commitment and for documentary letters of credit. This facility was scheduled to expire in July of 2002.

During Fiscal 2003 the Company did not borrow under its revolving credit facility. During Fiscal 2002 the Company borrowed a maximum amount of $15.0 million and had no outstanding borrowings under its facility at February 1, 2003. At January 31, 2004 and February 1, 2003 there were $11.0 million and $7.3 million in outstanding documentary letters of credit, respectively. In addition, $0.9 million and $0.8 million in stand-by letters of credit were drawable primarily by store lessors at January 31, 2004 and February 1, 2003, respectively.

Capital Lease Obligation

The Company’s lease for its Mexico, Missouri distribution facility extends over twenty years (concluding in October of 2013) at prime plus 1% per annum (5.00% at January 31, 2004 and 5.75% at February 1, 2003). The interest rate is adjusted annually on November 1.

The principal balance of this obligation amounted to $2.1 million at January 31, 2004 and $2.3 million at February 1, 2003. Property capitalized under this capital lease amounted to $3.1 million, with accumulated amortization of $1,025,000 and $926,000 at January 31, 2004 and February 1, 2003, respectively.

Scheduled payments of the capital lease obligation as of January 31, 2004 are as follows:

Fiscal Year
2004	$275,000
2005	275,000
2006	275,000
2007	275,000
2008	275,000
Thereafter	1,285,000

$2,660,000
Interest on capital lease obligation included above	(553,000)

Remaining principal	$2,107,000

Current portion of the capital lease obligation equaled $166,000 and $171,000 at January 31, 2004 and February 1, 2003, respectively.

On March 1, 2004 the Company amended the lease for the Mexico, Missouri distribution facility. The amendment extends the term of the lease from October 2013 until March 2024 and requires payments that bear interest at the prime rate as published from time to time in the Wall Street Journal.

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

Stock Split

On August 20, 2003, the Company’s Board of Directors approved a 3-for-2 stock split effected in the form of a 50 percent stock dividend. The stock dividend was paid on September 23, 2003 to shareholders of record as of September 2, 2003. All historical earnings per share amounts and reference to common stock activity in the notes have been restated to reflect the three-for-two stock split. See Note 12 for discussion of stock split approved on April 8, 2004.

Stock Purchase Plans

The Company’s stock purchase plans, which cover substantially all associates, allow for the issuance of a maximum of 90,000 and 112,500 shares of common stock under the 1992 Employee Stock Purchase Plan (“1992 ESPP”) and 2000 Employee Stock Purchase Plan (“2000 ESPP”), respectively. The shares are purchased at the lower of 85% of market value at the beginning or end of the six-month period, through accumulation of payroll deductions of up to 10% of each participating employee’s regular base pay during such period. Purchases occur at the end of the option periods. Since adoption, there have been three, six-month option periods under the 1992 ESPP, which began on July 1, 1993, January 1, 1994 and November 4, 1997 and two six month periods under the 2000 ESPP, which began on November 1, 2000 and November 1, 2003. The Board of Directors may, at its discretion, extend the 2000 ESPP for additional periods. The 1992 ESPP terminated in July 2002. As of February 1, 2003, there were 0 and 63,052 options available for future grants under the 1992 ESPP and 2000 ESPP, respectively.

Stock-Based Compensation

During the third quarter, the Board of Directors approved the Award of 8,625 shares of restricted stock to Officers of the Company under the provisions of the 1999 Equity Incentive Plan. These awards require the Officer to purchase and hold stock of the Company. The award provides stock equal to 25% of the amount the officer purchased up to a maximum amount as specified in each award. These shares vest ratably over a four-year period commencing with the date of the award, September 10, 2003 and, as such, compensation expense has and will be recorded over this period. Additionally during the fourth quarter, the Board of Directors approved the award of 24,951 shares of deferred stock to Officers of the Company under the provisions of the 1999 Equity Incentive Plan. These shares were deemed vested at the end of the fourth quarter and as such, compensation expense was recorded in the fourth quarter.

Employee Stock Plans

The Company has stock option plans for key associates, officers and directors of the Company, which provide for nonqualified and incentive stock options. The Board of Directors determines the term of each option, option price and number of shares at the date of grant. Prices equal the fair market value at the date of the grant and generally vest over four years from the date of grant and expire after ten years. At January 31, 2004 options of 736,908 shares were exercisable under the various associate stock option plans, and 69,055 shares were exercisable under the Directors’ stock option plan. At January 31, 2004, options of 80,554 shares were available for future grants under the various associate stock option plans, and 111,000 shares were available for future grants under the Directors’ stock option plan.

Transactions under the Company’s stock option plans for each of the three years in the period ended January 31, 2004 are as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at February 3, 2001	1,741,888	$7.61
Granted	191,250	$9.33
Exercised	(55,698)	$0.65
Canceled	(97,875)	$10.17

Outstanding at February 2, 2002	1,779,565	$7.87
Granted	226,500	$7.81
Exercised	(225,677)	$4.75
Canceled	(58,689)	$8.98

Outstanding at February 1, 2003	1,721,699	$8.24
Granted	147,000	$17.91
Exercised	(535,859)	$8.07
Canceled	(19,312)	$7.63

Outstanding at January 31, 2004	1,313,528	$9.40

Of the 1,313,528 shares outstanding at January 31, 2004, 1,208,473 shares were outstanding under the various associate stock option plans, and 105,055 shares were outstanding under the Directors’ stock option plan. At January 31, 2004, February 1, 2003 and February 2, 2002, there were 805,963, 1,137,138, and 1,017,191 options exercisable, respectively. At January 31, 2004 February 1, 2003 and February 2, 2002, the weighted average exercise prices of those shares were $8.08, $7.85 and $7.33, respectively.

The fair value of each option grant is estimated on the date of grant using the Black—Scholes option-pricing model with the following weighted-average assumptions.

	Fiscal Year
	2003	2002	2001
Expected stock price volatility	45.7%	46.9%	46.8%
Risk-free interest rate	3.3%	3.6%	4.7%
Expected life of options	5 years	5 years	5 years
Dividend yield	—	—	—

The weighted average fair value of options granted for Fiscal 2003, Fiscal 2002, and Fiscal 2001 are $7.88, $3.51 and $4.39, respectively.

The following table summarizes information about stock options outstanding at January 31, 2004:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at 1/31/04	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at 1/31/04	Weighted Average Exercise Price
$5.00-$7.99	524,492	4.6 years	$6.28	402,427	$6.11
$8.00-$10.99	618,036	6.2 years	$9.94	396,786	$10.03
$11.00-$14.99	36,000	8.7 years	$11.57	6,750	$11.34
$15.00-$20.00	135,000	9.6 years	$18.44	—	—

	1,313,528			805,963

Earnings per common share

The following is an analysis of the differences between basic and diluted earnings per common share in accordance with SFAS No. 128, “Earnings per Share”.

	January 31, 2004	February 1, 2003	February 2, 2002
Net income	$17,552,000	$12,000,000	$5,332,000

Weighted average common shares outstanding	13,039,000	12,728,000	12,542,000

Effect of dilutive securities:
Stock options	415,000	174,000	198,000

Weighted average common shares and common share equivalents	13,454,000	12,902,000	12,740,000

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

The Company contributed more than the minimum required amount for the past year. As a result, there is no required contribution during Fiscal 2004 but it is the intent of the Company to contribute approximately $200 thousand to maintain a funded status that is more than the minimal required level under ERISA.

The following tables set forth the pension plan’s funded status and amounts recognized in the Company’s consolidated financial statements.

	January 31, 2004	February 1, 2003
Change in Projected benefit obligation:
Projected benefit obligation at beginning of fiscal year	$4,843,000	$4,382,000
Service cost	125,000	125,000
Interest cost	304,000	302,000
Actuarial loss	254,000	341,000
Expenses paid	(82,000)	(105,000)
Benefits paid	(224,000)	(202,000)

Projected benefit obligation at end of fiscal year	$5,220,000	$4,843,000

Accumulated benefit obligation	$5,220,000	$4,843,000

The change in plan assets was:

	January 31, 2004	February 1, 2003
Fair value at beginning of fiscal year	$2,961,000	$3,309,000
Actual return on plan assets	459,000	(335,000)
Employer contributions	537,000	294,000
Expenses paid	(82,000)	(105,000)
Benefits paid	(224,000)	(202,000)

Fair value at end of fiscal year	$3,651,000	$2,961,000

The funded status was:

	January 31, 2004	February 1, 2003
Funded status at end of year	$(1,569,000)	$(1,882,000)
Unrecognized net actuarial loss	1,601,000	1,667,000

Net amount recognized	$32,000	$(215,000)

Amounts recognized in the consolidated balance sheet:

	January 31, 2004	February 1, 2003
Accrued benefit liability	$(1,569,000)	$(1,882,000)
Accumulated other comprehensive income	1,601,000	1,667,000

Net amount recognized	$32,000	$(215,000)

Assumptions used in computing the funded status were as follows:

Weighted average discount rate	6.0%	6.5%
Expected return on plan assets	8.0%	8.0%
Rate of increase in compensation levels	N/A	N/A

Assumptions used in computing the expense were as follows:

Weighted average discount rate	6.5%	7.0%
Expected return on plan assets	8.0%	9.0%
Rate of increase in compensation levels	N/A	N/A

Net periodic pension expense for Fiscal 2003 reflects an increase from the prior year primarily due to changes in two of the components of pension expense. First, the expected return on plan assets decreased due to asset losses, thus increasing pension expense. Also, the portion of the net actuarial loss subject to amortization increased as well, due to asset losses and an increase in plan liabilities due to the use of a lower discount rate to measure plan liabilities.

The components of net periodic pension cost were as follows:

	January 31, 2004	February 1, 2003
Service cost	$125,000	$125,000
Interest cost	304,000	302,000
Expected return on plan assets	(237,000)	(293,000)
Amortization of prior service cost	—	—
Recognized net actuarial loss	98,000	27,000

Net periodic benefit cost	$290,000	$161,000

The following is a summary of our target allocation for the plan assets along with the actual allocation of plan assets for the fiscal years presented.

		Actual Allocation for Fiscal Year Ended
	Target Allocation	January 31, 2004	February 1, 2003
Equity securities	60%	70%	55%
Fixed income	40%	30%	35%
All other – primarily cash	—	—	10%

We employ a total return investment approach whereby a mix of equities and fixed income investments is used to maximize the long-term return of plan assets with a prudent level of risk. The investment portfolio contains a diversified blend of equity and fixed income investments. Furthermore, equity investments are diversified across U.S. and non-U.S. stocks, as well as small and large capitalizations. Both actively managed and passively invested portfolios may be utilized for U.S. equity investments. Investment risk is measured and monitored on an ongoing basis through quarterly investment portfolio reviews, annual liability measurements, and periodic asset/liability studies.

In selecting the expected long-term rate of return on assets, Brookstone Company, Inc. considered the average rate of earnings expected on the funds invested or to be invested to provide for the benefits of these plans. This included considering the trusts’ asset allocation and the expected returns likely to be earned over the life of the plans. This basis is consistent with the prior year.

The Company sponsors a 401(k) plan for all associates who have completed at least 90 days of service and have attained the age of 21. The Company’s matching 401(k) contribution was $901,000, $842,000 and $792,000 in Fiscal 2003, Fiscal 2002 and Fiscal 2001, respectively.

10. POST-RETIREMENT BENEFITS OTHER THAN PENSIONS

The Company sponsors a defined benefit post-retirement medical plan. Prior to January 1, 2003, all associates who retired from the Company’s defined benefit plan that either attained age 65 with five years of service, or attained age 55 with 10 years of service and 70 points were eligible. On June 11, 2002, the Board of Directors approved an amendment to the eligibility requirements that restricts regular full time associates from continuing to accrue points towards eligibility if those associates have not accumulated a minimum of 10 years of service as of December 31, 2002. As a result of this amendment, the Company recorded a gain on curtailment of $642,000 in the Consolidated Statement of Income. Associates, who retire prior to age 65, are required to contribute 50% of the premium. Associates who retire at age 65 with five to nine years of service are required to contribute 50%. Associates not eligible for retirement as of February 1, 1992 will be required to contribute the amount of premium in excess of $4,200 pre-65 and $2,225 post-65. The plan is not funded.

The following tables set forth the post-retirement plans funded status and amounts recognized in the Company’s consolidated financial statements.

	January 31, 2004	February 1, 2003
Accumulated post-retirement benefit obligation (“APBO”):
APBO at end of prior fiscal year	$1,165,000	$1,828,000
Service cost	12,000	130,000
Interest cost	68,000	101,000
Amendments	—	(798,000)
Actuarial gain	(33,000)	(9,000)
Benefits paid	(84,000)	(87,000)

APBO at end of current fiscal year	$1,128,000	$1,165,000

The change in plan assets was:

	January 31, 2004	February 1, 2003
Fair value at beginning of fiscal year	$—	$—
Actual return on plan assets	—	—
Employer contributions	84,000	87,000
Participant contributions	—	—
Expenses paid	—	—
Benefits paid	(84,000)	(87,000)

Fair value at end of fiscal year	$0	$0

The amounts recognized in the statement of financial position consisted of:

	January 31, 2004	February 1, 2003
Funded status at end of fiscal year	$(1,128,000)	$(1,165,000)
Unrecognized prior service cost	(756,000)	(815,000)

Unrecognized net actuarial gain	(372,000)	(360,000)

Accrued benefit cost	$(2,256,000)	$(2,340,000)

The components of the net periodic post-retirement benefit cost were:

	January 31, 2004	February 1, 2003
Service cost	$12,000	$130,000
Interest cost	68,000	101,000
Amortization of prior service cost	(60,000)	(81,000)
Recognized net actuarial gain	(21,000)	(16,000)

Net periodic benefit cost	$(1,000)	$134,000

The weighted average discount rate used in determining the accumulated post-retirement benefit obligation was 6.0% as of January 31, 2004 and 6.5% as of February 1, 2003. For measurement purposes, an 11.5% annual rate of increase in the per capita cost of covered health care benefits was assumed for Fiscal 2003; this rate was assumed to decrease gradually down to 5.5% for Fiscal 2009 and remain at that level thereafter.

The medical cost trend rate assumption has a significant effect on the amounts reported. However, the impact of medical inflation eventually diminishes because of the limit of the Company’s share of plan cost for accruals for associates who were not eligible to retire as of February 1, 1992. A one-percentage point change in assumed health care cost trend rate would have had the following effects on January 31, 2004:

	Increase	Decrease

Effect on total of service and interest cost components	$2,129	$(2,022)

Effect on accumulated post-retirement benefit obligation	$35,865	$(33,836)

11. COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company leases all of its retail store locations and its current corporate headquarters facility. These leases are non-cancelable. New non-airport retail store leases usually have an initial term of 12 years and airport locations typically have an initial term of eight years. Certain leases provide for additional rents payable based on store sales.

At January 31, 2004, the minimum future rentals on non-cancelable operating leases are as follows:

Fiscal Year
2004	$32,813,000
2005	32,105,000
2006	29,064,000
2007	27,040,000
2008	28,771,000
Thereafter	83,668,000

$233,461,000

Rent expense was approximately $33.5 million, $31.8 million and $29.2 million for the years ended January 31, 2004, February 1, 2003 and February 2, 2002, respectively. In addition, contingent rent expenses totaled approximately $1,213,000, $203,000 and $255,000, for the years ended Fiscal 2003, Fiscal 2002 and Fiscal 2001, respectively. These rent expenses, along with other costs of occupancy are included in cost of sales in the consolidated statement of income.

The Company’s non-airport retail store leases generally have an initial term of 12 years. A number of these leases contain clauses that allow the Company to exit the lease prior to the original termination date if certain performance criteria is not met. Should the lease be terminated under these provisions, the unamortized portion of deferred credits from landlords would be payable to the landlord. At January 31, 2004, the unamortized portion of deferred credits under leases with these provisions amounted to approximately $1.8 million.

Litigation

In March of 2002, the Company was served with a lawsuit brought in California superior court in Los Angeles as a class action on behalf of current and former managers and assistant managers of the Company’s California stores, alleging that they were improperly classified as exempt employees. The lawsuit sought damages including overtime pay, restitution and attorneys fees. On August 15, 2003, a settlement agreement was finalized in the maximum amount of $1.5 million for this matter. As a result of this settlement and settlement of other ongoing routine legal matters, a charge of $1.1 million was recorded during the second quarter of 2003.

Brookstone is also involved in various routine legal proceedings incidental to the conduct of its business. The Company does not believe that any of these legal proceedings will have a material adverse effect on the Company’s financial condition or results of operations.

12. SUBSEQUENT EVENT

On April 8, 2004 the Board of Directors approved a 3-for-2 stock split in the form of a 50 percent stock dividend to be paid on April 26, 2004 to shareholders of record as of April 19, 2004.

Unaudited pro forma Earnings per share – basic and diluted are as follows:

Earnings per share – basic	Fiscal Year
	2003	2002	2001
As reported	1.35	0.94	0.43
Pro forma (Unaudited)	0.90	0.63	0.28

Earnings per share – diluted	Fiscal Year
	2003	2002	2001
As reported	1.30	0.93	0.42
Pro forma (Unaudited)	0.87	0.62	0.28

Unaudited pro forma Shareholders’ equity – is as follows:

Unaudited
January 31, 2004
Shareholders’ equity:
Preferred stock, $0.001 par value: Authorized – 2,000,000 shares; issued and outstanding – 0 shares at January 31, 2004 and February 1, 2003
Common stock, $0.001 par value: Authorized – 50,000,000 shares; issued and outstanding – 20,024,288 (post-split) shares at January 31, 2004 and 19,170,386 (post-split) shares at February 1, 2003	$20
Additional paid-in capital	59,169
Unearned stock compensation	(184)
Accumulated other comprehensive income	(991)
Retained earnings	87,157
Treasury stock, at cost – 8,136 (post-split) shares at January 31, 2004 and February 1, 2003	(47)

Total shareholders’ equity	$145,124

13. QUARTERLY FINANCIAL DATA (unaudited).

The following Fiscal 2003 quarterly information (in thousands, except per share data):

	Fiscal 2003
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$60,957	$80,474	$73,657	$219,085
Gross profit	14,791	26,624	21,664	110,674
Income (loss) from operations	(10,294)	(3,583)	(9,239)	52,516

Net income (loss)	$(6,411)	$(2,315)	$(5,865)	$32,143

Earnings (loss) per share: Basic

Net income (loss)	$(.50)	$(.18)	$(.45)	$2.42

Earnings (loss) per share: Diluted

Net income (loss)	$(.50)	$(.18)	$(.45)	$2.33

The following Fiscal 2002 quarterly information (in thousands, except per share data):

	Fiscal 2002
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$56,633	$71,231	$62,843	$185,171
Gross profit	12,891	21,418	16,523	90,007
Gain on curtailment of retiree medical plan	—	(642)	—	—
Income (loss) from operations	(10,207)	(3,307)	(10,421)	44,558

Net income (loss)	$(6,519)	$(2,247)	$(6,672)	$27,438

Earnings (loss) per share: Basic

Net income (loss)	$(0.52)	$(0.18)	$(0.52)	$2.15

Earnings (loss) per share: Diluted

Net income (loss)	$(0.52)	$(0.18)	$(0.52)	$2.12

2.	Consolidated Financial Statement Schedule.

Schedule II Valuation and Qualifying Accounts and Reserves

Year ended January 31, 2004
Description	Beginning Balance	Charged to costs and expenses	Deductions	Ending Balance
Allowance for doubtful accounts	$473,000	$310,000	$(287,000)	$496,000

Inventory reserve	$3,042,000	$114,000	$(958,000)	$2,198,000

Year ended February 1, 2003
Description	Beginning Balance	Charged to costs and expenses	Deductions	Ending Balance
Allowance for doubtful accounts	$615,000	$363,000	$(505,000)	$473,000

Inventory reserve	$3,018,000	$95,000	$(71,000)	$3,042,000

Year ended February 2, 2002
Description	Beginning Balance	Charged to costs and expenses	Deductions	Ending Balance
Allowance for doubtful accounts	$606,000	$280,000	$(271,000)	$615,000

Inventory reserve	$2,992,000	$160,000	$(134,000)	$3,018,000

All other schedules of which provision is made in the applicable regulation of the Securities and Exchange Commission have been omitted because the information is disclosed in the Consolidated Financial Statements or because such schedules are not required or are not applicable.

3.	Exhibits.

EXHIBIT NO.	DESCRIPTION

3.1	Restated Certificate of Incorporation, (filed with the Securities and Exchange Commission as Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 (File No. 33-47123), and incorporated herein by reference).

3.2	Amended and restated by-laws (filed with the Securities and Exchange Commission as Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1 (File No. 33-47123), and incorporated herein by reference).

4.1	Specimen Certificate Representing the Common Stock (filed with the Securities and Exchange Commission as Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 (File No. 33-47123), and incorporated herein by reference).

10.1	Amended and Restated Stockholders Agreement dated as of August 22, 1991, among the Company and its stockholders party thereto and named therein (filed with the Securities and Exchange Commission as Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1 (File No. 33-47123), and incorporated herein by reference).

10.2	1991 Stock Purchase and Option Plan, as amended (filed with the Securities and Exchange Commission as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8 (File No. 33-63470), and incorporated herein by reference).

10.5	Stock Option Agreement dated as of August 22, 1991, between the Company and Alexander M. Winiecki (filed with the Securities and Exchange Commission as Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1 (File No. 33-47123), and incorporated herein by reference).

10.7	Stock Option Agreement dated as of October 11, 1991, between the Company and Mone Anathan, III (filed with the Securities and Exchange Commission as Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1 (File No. 33-47123), and incorporated herein by reference).

10.8	1992 Equity Incentive Plan, as amended and restated (filed with the Securities and Exchange Commission as Exhibit A to the Registrant’s 1999 Proxy Statement, and incorporated herein by reference).

EXHIBIT NO.	DESCRIPTION

10.9	1992 Stock Purchase Plan, as amended (filed with the Securities and Exchange Commission as Exhibit 4.3 to the Registrant’s Registration Statement on Form S-8 (File No. 33-63740), and incorporated herein by reference).

10.10	1992 Management Incentive Bonus Plan (filed with the Securities and Exchange Commission as Exhibit 10.12 to the Registrant’s Form 10-K for Fiscal 1993, and incorporated herein by reference).

10.11	1992 Profit Sharing Plan (filed with the Securities and Exchange Commission as Exhibit 10.14 to the Registrant’s Registration Statement on Form S-1 (File No. 33-47123), and incorporated herein by reference).

10.12	Form of the Company’s Pension Plan (filed with the Securities and Exchange Commission as Exhibit 10.15 to the Registrant’s Registration Statement on Form S-1 (File No. 33-47123), and incorporated herein by reference).

10.14	Employment Agreement dated April 2, 1991, between the Company and Alexander M. Winiecki (filed with the Securities and Exchange Commission as Exhibit 10.18 to the Registrant’s Registration Statement on Form S-1 (File No. 33-47123), and incorporated herein by reference).

10.16	Employment Agreement dated September 30, 1994, between the Company and Michael F. Anthony (filed with the Securities and Exchange Commission as Exhibit 10.17 to the Registrant’s Form 10-K for the year ended January 28, 1995, and incorporated herein by reference).

10.18	Lease Agreement dated as of March 26, 1993, between the City of Mexico, Missouri, as lessor, and Brookstone Company, Inc. (“BCI”), as lessee (filed with the Securities and Exchange Commission as Exhibit 10.23 to the Registrant’s Registration Statement on Form S-1 (File No. 33-75728), and incorporated herein by reference).

10.19	Option Agreement dated as of March 26, 1993, between the City of Mexico, Missouri and BCI (filed with the Securities and Exchange Commission as Exhibit 10.24 to the Registrant’s Registration Statement on Form S-1 (File No. 33-75728), and incorporated herein by reference).

10.20	Loan Agreement dated as of March 26, 1993, among BCI, the City of Mexico, Missouri, The Industrial Development Authority of Mexico, Missouri and First National Bank (filed with the Securities and Exchange Commission as Exhibit 10.24 to the Registrant’s Registration Statement on Form S-1 (File No. 33-75728), and incorporated herein by reference).

EXHIBIT NO.	DESCRIPTION

10.22	1996 Directors Stock Option Plan (filed with the Securities and Exchange Commission as Exhibit A to the Registrant’s 1996 Proxy Statement, and incorporated herein by reference).

10.23	Employment Agreement dated November 3, 1996, between the Company and Philip W. Roizin (filed with the Securities and Exchange Commission as Exhibit 10.25 to the Registrant’s Form 10-Q for the quarter ended November 2, 1996, and incorporated herein by reference).

10.25	Amended and Restated Revolving Credit Agreement dated May 11, 1999, among the Company, Brookstone Company, Inc. (“BCI”) and Brookstone Stores, Inc., Brookstone Acquisitions Sub, Inc. and BankBoston N.A. as agent for the lenders (filed with the Securities and Exchange Commission as Exhibit 10.25 to the Registrant’s Form 10-K for the year ended January 29, 2000 and incorporated herein by reference).

10.26	1999 Equity Incentive Plan (filed with the Securities and Exchange Commission as Exhibit A to the Registrant’s 1999 Proxy Statement, and incorporated herein by reference).

10.28	Employment Agreement dated January 4, 2001, between the Company and Gregory B. Sweeney (filed with the Securities and Exchange Commission as Exhibit 10.28 to the Registrant’s Form 10-K for the year ended February 3, 2001 and incorporated herein by reference).

10.29	2000 Employee Stock Purchase Plan (filed with the Securities and Exchange Commission on Registrant’s Form S-8 dated October 25, 2000 and incorporated herein by reference).

10.30	Employment Agreement dated March 7, 2002, between the Company and Kathleen A. Staab (filed with the Securities and Exchange Commission as Exhibit 10.30 to the Registrant’s Form 10-K for the year ended February 2, 2002 and incorporated herein by reference).

10.31	Employment Agreement dated April 30, 2002, between the Company and M. Rufus Woodard (filed with the Securities and Exchange Commission as Exhibit 10.31 to the Registrant’s Form 10-K for the year ended February 2, 2002 and incorporated herein by reference).

10.32	Employment Agreement dated April 30, 2002, between the Company and Carol A. Lambert (filed with the Securities and Exchange Commission as Exhibit 10.32 to the Registrant’s Form 10-K for the year ended February 2, 2002 and incorporated herein by reference).

EXHIBIT NO.	DESCRIPTION

10.33	Amended and Restated Credit Agreement dated February 21, 2002, among Brookstone, Inc., Brookstone Company, Inc., Brookstone Stores, Inc., Brookstone Purchasing, Inc., Gardeners Eden by Mail, Inc., Gardeners Eden Company, Inc., Gardeners Eden Purchasing, Inc. and Fleet National Bank as agent for the Lenders and Citizens Bank of Massachusetts as Documentation Agent for the Lenders (filed with the Securities and Exchange Commission as Exhibit 10.33 to the Registrant’s Form 10-K for the year ended February 2, 2002 and incorporated herein by reference).

10.34	Change of Control Agreement dated April 18, 2003, between the Company and Michael F. Anthony (filed with the Securities and Exchange Commission as Exhibit 10.34 to the Registrant’s Form 10-K for the year ended February 1, 2003 and incorporated herein by reference).

10.35	Amendment to the Employment Agreement dated September 30, 1994 by and among Brookstone, Inc., Brookstone Company, Inc. and Michael F. Anthony (filed with the Securities and Exchange Commission as Exhibit 10.35 to the Registrant’s Form 10-Q for the quarter ended May 3, 2003 and incorporated herein by reference).

10.36	Amendment No. 1 to Amended and Restated Credit Agreement (filed with the Securities and Exchange Commission as Exhibit 10.36 to the Registrant’s Form 10-Q for the quarter ended August 2, 2003 and incorporated herein by reference).

10.37	Employment Agreement dated August 1, 2003 between the Company and Michael Luce (filed with the Securities and Exchange Commission as Exhibit 10.37 to the Registrant’s Form 10-Q for the quarter ended August 2, 2003 and incorporated herein by reference).

10.38	Amended And Restated Lease Agreement With Option To Purchase (filed herewith)

13	The 2003 Annual Report to Stockholders of the Company, except for those portions thereof which are incorporated in this Form 10-K, shall be furnished for the information of the Commission and shall not be deemed “filed”.

21	List of Subsidiaries (filed herewith)

23.1	Consent of PricewaterhouseCoopers LLP (filed herewith).

EXHIBIT NO.	DESCRIPTION

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of The Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of The Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

14(b) Reports on Form 8-K

Current Report on Form 8-K dated January 7, 2004, the Company furnished a press release reporting holiday sales results for the two fiscal months ended January 3, 2004.

Current Report on Form 8-K dated February 5, 2004, the Company furnished a press release reporting sales results for the fourth quarter and fiscal year ended January 31, 2004.

Current Report on Form 8-K dated March 17, 2004, the Company furnished a press release reporting its financial results for the fourth quarter and fiscal year ended January 31, 2004.

Current Report on Form 8-K dated April 9, 2004, the Company furnished a press release announcing a 3-for-2 stock split to be paid on April 26, to Shareholders of record as of April 19th.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 15, 2004.

Brookstone, Inc.

By:	/s/ Philip W. Roizin

Philip W. Roizin Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities, each on April 15, 2004.

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