Form 10-Q
period 2004-05-01
BROOKSTONE INC
filed 2004-06-10
CIK 830134

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 1, 2004

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 20,180,951 shares of common stock as of June 7, 2004.

BROOKSTONE, INC.

Index to Form 10-Q

		Page No.
Part I:	Financial Information

Item 1:
	Consolidated Balance Sheet as of May 1, 2004, January 31, 2004 and May 3, 2003	3

	Consolidated Statement of Operations for the thirteen weeks ended May 1, 2004 and May 3, 2003	4

	Consolidated Statement of Cash Flows for the thirteen weeks ended May 1, 2004 and May 3, 2003	5

	Notes to Consolidated Financial Statements	6

Item 2:
	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3:
	Quantitative and Qualitative Disclosures about Market Risk	12

Item 4:
	Controls and Procedures	12

Part II:	Other Information

Item 1:
	Legal Proceedings	13
Item 2:
	Changes in Securities	13
Item 3:
	Defaults by the Company upon its Senior Securities	13
Item 4:
	Submission of Matters to a Vote of Security Holders	13
Item 5:
	Other Information	13
Item 6:
	Exhibits and Reports on Form 8-K	13

Signatures		14

Exhibits

10.39	Amendment No. 2 to Amended and Restated Credit Agreement

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

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

BROOKSTONE, INC.

CONSOLIDATED BALANCE SHEET

(In thousands, except share data)

	(Unaudited) May 1, 2004	January 31, 2004	(Unaudited) May 3, 2003
Assets

Current assets:
Cash and cash equivalents	$37,409	$69,738	$30,329
Receivables, net	7,505	7,476	6,922
Merchandise inventories	69,978	66,876	59,871
Deferred income taxes, net	7,778	4,799	8,274
Other current assets	7,485	6,217	6,137

Total current assets	130,155	155,106	111,533

Deferred income taxes, net	4,738	4,738	5,854
Property and equipment, net	58,058	53,970	39,851
Intangible assets, net	4,056	4,123	4,326
Other assets	4,237	2,390	3,753

	$201,244	$220,327	$165,317

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	$15,249	$15,759	$11,345
Other current liabilities	27,119	41,827	23,031

Total current liabilities	42,368	57,586	34,376

Other long-term liabilities	16,214	15,676	13,943
Long-term obligation under capital lease	1,975	1,941	2,069

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $0.001 par value: Authorized - 2,000,000 shares; issued and outstanding - 0 shares at May 1, 2004, January 31, 2004 and May 3, 2003
Common stock, $0.001 par value: Authorized 50,000,000 shares; issued and outstanding – 20,040,846 shares at May 1, 2004, 20,024,288 shares at January 31, 2004 and 19,273,997 shares at May 3, 2003	20	20	19
Additional paid-in capital	59,406	59,169	52,794
Unearned stock compensation	(214)	(184)	—
Accumulated other comprehensive loss	(991)	(991)	(1,031)
Retained earnings	82,513	87,157	63,194
Treasury stock, at cost - 8,136 shares at May 1, 2004, January 31, 2004 and May 3, 2003	(47)	(47)	(47)

Total shareholders’ equity	140,687	145,124	114,929

	$201,244	$220,327	$165,317

Note: The accompanying notes are an integral part of these financial statements.

BROOKSTONE, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Thirteen-weeks Ended
	May 1, 2004	May 3, 2003
Net sales	$77,451	$60,957
Cost of sales	54,364	46,166

Gross profit	23,087	14,791
Selling, general and administrative expenses	30,240	25,085

Loss from operations	(7,153)	(10,294)
Interest expense, net	236	131

Loss before taxes and other party interests in consolidated entities	(7,389)	(10,425)
Income tax benefit	(2,845)	(4,014)

Loss before other party interests in consolidated entities	(4,544)	(6,411)
Other party interests in consolidated entities, net of tax of $62	100	—

Net loss	$(4,644)	$(6,411)

Basic and diluted loss per share:

Net loss	$(0.23)	$(0.33)

Weighted average shares outstanding basic and diluted	20,020	19,213

Note: The accompanying notes are an integral part of these financial statements.

BROOKSTONE, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands)

(Unaudited)

	Thirteen-weeks Ended
	May 1, 2004	May 3, 2003
Cash flows from operating activities:
Net loss	$(4,644)	$(6,411)

Adjustments to reconcile net loss to net cash used for operating activities:

Depreciation and amortization	3,235	2,948
Amortization of debt issuance costs	46	60
Stock based compensation expense	22	—
Deferred income taxes, net	(2,979)	(4,113)
Related tax benefits on exercise of stock options	72	99
Increase in other assets	(1,893)	(1,859)
Increase in other long-term liabilities	538	134

Changes in working capital:
Accounts receivable, net	(29)	(843)
Merchandise inventories	(3,102)	(884)
Other current assets	(1,268)	(857)
Accounts payable	(510)	625
Other current liabilities	(14,646)	(10,155)

Net cash used for operating activities	(25,158)	(21,256)

Cash flows from investing activities:
Expenditures for property and equipment	(7,256)	(2,992)

Net cash used for investing activities	(7,256)	(2,992)

Cash flows from financing activities:
Payments on capital lease	(28)	(52)
Proceeds from exercise of stock options	113	485

Net cash provided by financing activities	85	433

Net decrease in cash and cash equivalents	(32,329)	(23,815)

Cash and cash equivalents at beginning of period	69,738	54,144

Cash and cash equivalents at end of period	$37,409	$30,329

Note: The accompanying notes are an integral part of these financial statements.

BROOKSTONE, INC.

Notes to Consolidated Financial Statements

1.	The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of the Company, these financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position, the results of operations, and the cash flows for the periods reported. Certain information and footnote disclosures normally included in financial statements presented in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that the accompanying unaudited consolidated financial statements be read in conjunction with the annual financial statements and notes thereto which may be found in the Company’s Fiscal 2003 annual report on Form 10-K.

2.	The results of the thirteen-week period ended May 1, 2004 are not necessarily indicative of the results for the full fiscal year. The Company’s business, like the business of retailers in general, is subject to seasonal influences. Historically, the Company’s fourth fiscal quarter, which includes the winter holiday selling season, has produced a disproportionate amount of the Company’s net sales and substantially all of its income from operations. The Company expects that its business will continue to be subject to such seasonal influences.

3.	Accumulated other comprehensive loss consists of the Company’s minimum pension liability which is disclosed in the accompanying consolidated balanced sheets. Total comprehensive loss was equal to the net loss disclosed for the thirteen-week period presented.

4.	Stock-Based Compensation

The Company has stock option plans in effect that provide for the issuance of non-qualified and incentive stock options. Statement of Financial Accounting Standards No. 123 (“SFAS No. 123”), “Accounting for Stock-Based Compensation”, as amended by Statement of Accounting Standards No. 148 (“SFAS 148”), permits the Company to follow the measurement provisions of APB Opinion No. 25 (“APB No. 25”), “Accounting for Stock Issued to Employees”. Stock Options have historically been granted at or above the market price on the date of the grant. The Company has also issued restricted stock awards under its stock option plans. Restricted stock awards are issued at no cost to the recipient of the award, and have restrictions that lapse over four years from date of grant. The market value in excess of cost is charged to income ratably over the period during which these awards vest. No stock option awards were granted during the first fiscal quarter of 2004. Had compensation cost for the Company’s stock-based incentive compensation plans been determined based on the fair value at the grant dates of awards under those plans, consistent with the methodology prescribed by SFAS No. 123, as amended by SFAS No. 148, the Company’s net loss and related loss per share for the quarter ended May 1, 2004 and May 3, 2003 would have been increased to the pro forma amounts indicated below:

	Thirteen-weeks Ended
	May 1, 2004	May 3, 2003
Net loss - as reported	$(4,644)	$(6,411)

Deduct: Stock-based employee compensation expense determined under fair value based method, net of related tax effects	(177)	(147)
Add: Stock based employee compensation expense included in reported net income, net of related tax effects	13	—

Net loss - pro forma	$(4,808)	$(6,558)

Loss per share – basic/diluted
As reported	$(0.23)	$(0.33)
Pro forma	$(0.24)	$(0.34)

On April 30, 2004 the six-month option period for the Employee Stock Purchase Plan (“ESPP”), which began on November 1, 2003, closed. On May 3, 2004 the Company issued 28,874 shares under its 2000 ESPP related to this option period.

5.	The exercise of stock options granted under the Company’s stock option plans gives rise to compensation, which is includable in the taxable income of the optionees and deductible by the Company for tax purposes upon exercise. Such compensation reflects an increase in the fair market value of the Company’s common stock subsequent to the date of grant. For financial reporting purposes, the tax effect of this deduction is accounted for as a credit to additional paid-in capital. Such exercises resulted in a tax benefit of approximately $72 thousand for the thirteen-week period ended May 1, 2004 which is reflected in the Company’s operating cash flow.

6.	In March of 2002, the Company was served with a lawsuit brought in California superior court in Los Angeles as a class action on behalf of current and former managers and assistant managers of the Company’s California stores, alleging that they were improperly classified as exempt employees. The lawsuit sought damages including overtime pay, restitution and attorneys fees. On August 15, 2003, a settlement agreement was finalized with a maximum amount of $1.5 million for this matter. As a result of this settlement and settlement of other ongoing routine legal matters, a charge of $1.1 million was recorded during the second quarter of 2003. On April 16, 2004 and April 29, 2004, the Los Angeles Superior Court (“Court”) held hearings to determine whether the Class Action Settlement and Release Agreement (“Agreement”) negotiated between Brookstone and various named Plaintiffs should be granted final approval. On April 29, 2004, the Court ruled that the Agreement was fair, reasonable, and adequate to the class members, certified a class for settlement purposes only, and overruled the one objection to the Agreement filed by one class member. On May 5, 2004, the Court: (1) entered an order granting final approval to the Agreement; and (2) entered judgment dismissing the wage and hour class actions filed in Los Angeles County (Berry, et al. v. Brookstone) and Santa Barbara (Charbonnea v. Brookstone) against Brookstone with prejudice as to all class members, with the exception of the four class members who opted out of the Agreement. Assuming that no class member appeals the final order or judgment of the Court, settlement funds will be distributed to qualifying class members, class counsel, and the class representatives on or around July 16, 2004. If an appeal of the Court’s final order or judgment is filed, settlement funds will be distributed, if at all, on terms ordered by the Court only after the appeal is resolved.

7.	Business conducted by the Company is segmented into two distinct areas determined by the method of distribution channel. The retail segment is comprised of all full-year stores in addition to all temporary stores and kiosks. Retail product distribution is conducted directly through the store location. The direct marketing segment is comprised of three catalog titles (Hard-to-Find Tools, Brookstone Catalog and Gardeners Eden), the Internet sites www.Brookstone.com and www.Gardenerseden.com and sales to corporate customers. Direct marketing product distribution is conducted through the Company’s direct marketing customer sales and contact center, through its distribution facility located in Mexico, Missouri and by the Company’s vendors. Both segments of the Company sell similar products, although not all Company products are fully available within both segments.

All costs directly attributable to the direct marketing segment are so charged while all remaining operating costs are charged to the retail segment. The Company’s management does not review assets by segment.

The tables below disclose segment net sales and pre-tax loss for the thirteen-week period ended May 1, 2004 and May 3, 2003 (in thousands).

	Net Sales		Pre-tax Loss
Thirteen-weeks:	May 1, 2004	May 3, 2003	May 1, 2004	May 3, 2003
Reportable segment:
Retail	$65,665	$50,834	$(6,758)	$(9,590)
Direct Marketing	11,786	10,123	(395)	(704)

Reconciling items:
Interest expense	—	—	(394)	(397)
Interest income	—	—	158	266

Consolidated:	$77,451	$60,957	$(7,389)	$(10,425)

8.	In the first quarter of Fiscal 2004, the Board of Directors approved a 3-for-2 stock split in the form of a 50 percent stock dividend which was paid on April 26, 2004 to shareholders of record as of April 19, 2004. All common shares and per share amounts in these financial statements reflect the stock split.

Basic and diluted earnings per share (EPS) were calculated for the thirteen-week period ended May 1, 2004 and May 3, 2003 as follows:

	Thirteen-weeks Ended
	May 1, 2004	May 3, 2003
Net loss	$(4,644)	$(6,411)

Weighted average number of common shares outstanding	20,020	19,213

Effect of dilutive securities:
Stock options	—	—

Weighted average number of common shares as adjusted	20,020	19,213

Net loss per share – basic and diluted	$(0.23)	$(0.33)

For the thirteen-week period ended May 1, 2004, antidilutive shares of 769,891 were excluded from the computations of diluted earnings per share. For the thirteen-week period ended May 3, 2003, antidilutive shares of 379,625 were excluded from the computations of diluted earnings per share.

9.	Recent Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities”. In December 2003, the FASB revised this interpretation (“FIN46R”). Interpretation No. 46R requires variable interest entities to be consolidated if the total equity investment at risk is not sufficient to permit the entity to finance its activities without financial support or the equity investors lack certain specified characteristics of a controlling financial interest. Interpretation No. 46R was adopted by the Company during the first quarter of Fiscal 2004. See also Note 10.

In May 2004, the FASB released Staff Position No. 106-2, “Accounting and Disclosure Requirements related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (“FSP 106-2”), which supercedes Staff Position No. 106-1. FSP 106-2 addresses the accounting and disclosure implications that are expected to arise as a result of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 enacted on December 8, 2003. The Company is currently reviewing the provisions of FSP 106-2 and will adopt FSP 106-2 for the quarterly reporting period ended October 30, 2004.

10.	Joint Ventures

The Company operates two of its airport stores in Chicago, four airport stores in Atlanta and one airport store in Las Vegas under three separate Joint Venture arrangements. The Company has a 70% ownership interest in the Chicago venture, a 49% ownership interest in the Atlanta venture and an 80% ownership in the Las Vegas venture. The Chicago and Las Vegas ventures have been consolidated since inception (Fiscal 2001 for the Chicago venture and Fiscal 2003 for the Las Vegas venture) based on the Company’s ownership of the majority voting interests in accordance with Accounting Research Bulletin No. 51.

Under the requirements of FIN46R, variable interest entities are required to be consolidated if the total equity investment at risk is not sufficient to permit the entity to finance its activities without financial support or the equity investors lack certain specified characteristics of a controlling financial interest. The Company has reviewed the requirements of FIN 46R and has determined that the Atlanta Joint Venture qualifies as a Variable Interest Entity (“VIE”) as of its inception date in Fiscal 2001 and that the Company is the primary beneficiary of the VIE. As primary beneficiary, the Company consolidated this entity effective for the first fiscal quarter of 2004 which is the Company’s first interim or annual reporting period ending after March 15, 2004 as required by this interpretation. As a result of the consolidation, $636 thousand of the Atlanta joint venture assets, $603 thousand in minority interests and no liabilities are reflected in the Company’s May 1, 2004 balance sheet. Additionally, as a result of the Atlanta joint venture consolidation, the Company’s revenues increased by $1,026 thousand, cost of sales increased $519 thousand, selling and general administrative expenses increased $304 thousand and other party interests in consolidated entities, net of tax increased $64 thousand. The consolidation had no impact on the Company’s consolidated net loss for the first fiscal quarter of 2004.

11.	Post-Retirement Pension and Medical Benefit Plans

The Company contributed more than the minimum required amount for the past year to the pension plan. As a result, there is no required contribution during Fiscal 2004 but it is the intent of the Company to contribute approximately $200 thousand to maintain a funded status that is more than the minimal required level under ERISA. The Company made no payments during the first fiscal quarter of 2004.

The components of net periodic pension cost were as follows:

	May 1, 2004	May 3, 2003
Service cost	$31,000	$31,000
Interest cost	78,000	76,000
Expected return on plan assets	(71,000)	(59,000)
Amortization of prior service cost	—	—
Recognized net actuarial loss	25,000	24,000

Net periodic benefit cost	$63,000	$72,000

The components of the net periodic post-retirement medical benefits cost were:

	May 1, 2004	May 3, 2003
Service cost	$4,000	$3,000
Interest cost	16,000	17,000
Amortization of prior service cost	(15,000)	(15,000)
Recognized net actuarial gain	(4,000)	(5,000)

Net periodic benefit cost	$(1,000)	$—

12.	Subsequent Event

The Company maintains a revolving credit agreement to finance inventory purchases. Amounts due under the facility were secured by the personal property of the Company, tangible or intangible including all stock of Brookstone, Inc.’s subsidiaries, but excluding real property, machinery and equipment encumbered on February 21, 2002, and general intangibles. The security interest in the facility was subject to collateral release conditions dependent upon four consecutive quarters fixed charge coverage ratio of 1.40 to 1.00 and consolidated EBITDA for the four quarters then ended of at least $34.5 million. During the second fiscal quarter of 2004, the Company agreed with its lenders to forego its collateral release conditions in exchange for reduced interest rates within its revolving credit agreement (“Amendment No. 2”). The new fixed charge coverage ratios that determine which of three different levels of fees and applicable margin rates are to be charged on applicable borrowings are as follows: the Company may borrow at either the agent bank’s base lending rate plus the applicable percentage (0.250%, 0.000% or 0.000%), or the Eurodollar rate for the applicable period plus the applicable percentage (1.750%, 1.500%, or 1.250%). In addition, the Company is obligated to pay a fee of 0.500%, 0.375% or 0.300% on the unused portion of the commitment, 0.875%, 0.750%, or 0.625% on the documentary letters of credit and 1.875%, 1.625% or 1.375% on the standby letters of credit. Amendment No. 2 also adjusted certain capital expenditure restrictions, including an increase in aggregate spending allowed for the new headquarters facility from $10.0 million to $11.0 million in either Fiscal 2003 or Fiscal 2004.

BROOKSTONE, INC.

Management’s Discussion and Analysis of

Financial Condition and Results of Operations for

The Thirteen-week Period Ended May 1, 2004

Results of Operations

For the thirteen-week period ended May 1, 2004, net sales increased 27.1% over the comparable period last year, including an incremental increase of 1.7% in same store sales attributable to the Company’s adoption of FASB Interpretation No. 46R. Retail sales for the thirteen-week period increased $14.8 million, or 29.2%, to $65.7 million as compared to $50.8 million for the same period last year. Same store sales increased 20.1% over the comparable period last year generating $10.2 million in increased retail sales. The remaining $4.6 million of the retail sales increase resulted primarily from the opening of 18 new stores less three store closings subsequent to the first quarter of Fiscal 2003. The total number of stores open at the end of the thirteen-week period ended May 1, 2004 was 276 versus 261 at the end of the comparable period in Fiscal 2003. Driving the quarter’s retail sales increases were strong sales performances and successful new product introductions in the Personal Care, Home Comfort, Massage and Travel categories.

Direct marketing sales for the thirteen-week period ended May 1, 2004 increased to $11.8 million as compared to $10.1 million for the same period in Fiscal 2003 on a 9.9% increase in catalog circulation. The $1.7 million increase is comprised of a $1.5 million increase in the Brookstone Brand (Hard-to-Find Tools, Brookstone Catalog, Internet and Corporate Sales) driven primarily by the increase in catalog circulation and a 41.6% sales increase in the Brookstone Internet Site. Gardeners Eden direct marketing sales increased $0.2 million, including the introduction of the internet site, on a 5.0% decrease in catalog circulation.

For the thirteen-week period ended May 1, 2004, gross profit as a percentage of net sales increased 5.5% to 29.8% versus 24.3% for the comparable period last year. Improved product purchase margins and reduced markdowns in Fiscal 2004 resulted in an improvement of 1.8% in gross profit as a percent of net sales. Occupancy costs as a percent of net sales decreased 3.5% primarily resulting from the increase in same store sales. Order postage expense decreased 0.2% as a percent of net sales as a result of costs associated with the delivery of products to customers.

Selling, general and administrative expenses as a percentage of net sales decreased 2.2% for the thirteen-week period ended May 1, 2004 to 39.0% versus 41.2% for the comparable period last year primarily as a result of leveraging the increase in net sales and effective expense management especially in the areas of payroll costs (decrease of 2.4%) and catalog costs (decrease of 0.6%). These decreases were offset by an 0.8% increase in a number of other expenses including professional services, marketing and travel expenses.

Net interest expense for the thirteen-week period ended May 1, 2004 was $236 thousand compared to $131 thousand for the comparable period last year. This increase resulted primarily from lower interest rates earned on investments in Fiscal 2004 as compared to the same period in Fiscal 2003.

The Company has recorded a tax benefit at the anticipated full year rate of 38.5% which is consistent with Fiscal 2003. However, the tax rate may be adjusted for discrete items as they occur, particularly in the third or fourth fiscal quarters of 2004.

The Company operates two of its airport locations in Chicago, four airport locations in Atlanta and one airport in Las Vegas under three separate Joint Venture arrangements. The Company has a 70% ownership interest in the Chicago venture, a 49% ownership interest in the Atlanta venture and an 80% ownership in the Las Vegas venture. In Fiscal 2004, all of these joint venture entities are consolidated in the Company’s financial statements. The ownership interest in the revenues and expenses for these joint ventures for the first quarter of 2004 belonging to the Company’s Joint Venture partners (the 30% ownership interest in the Chicago venture, the 51% ownership interest in the Atlanta venture and the 20% ownership interest in the Las Vegas venture) comprises the balance of $100 thousand, net of tax, in other party interests in consolidated entities on the Statement of Operations. Prior to Fiscal 2004, the Atlanta joint venture was accounted for as an equity investment and as such the Joint Venture partner’s interests were not consolidated. See also Notes 9 and 10.

As a result of the foregoing, the Company reported a net loss of $4.6 million, or $0.23 per basic and diluted share, for the thirteen-week period ended May 1, 2004, as compared to a $6.4 million net loss, or $0.33 per basic and diluted share, for the comparable period last year.

Financial Condition

For the thirteen-week period ended May 1, 2004, net cash used by operating activities totaled $25.2 million, primarily reflecting the net loss, the purchase of inventory and a decrease in other current liabilities resulting primarily from the payment of income taxes ($9.0 million) and the payment of accrued incentive compensation ($6.3 million). Cash used for investment activities during the thirteen-week period of Fiscal 2004, representing the purchase of property and equipment amounted to approximately $7.3 million. Cash provided by financing activities during the thirteen-week period of Fiscal 2004 amounted to $85 thousand primarily as a result of proceeds from the exercise of stock options partially offset by capitalized lease payments.

For the thirteen-week period ended May 3, 2003, net cash used by operating activities totaled $21.3 million, primarily reflecting the net loss and a decrease in other current liabilities resulting primarily from the payment of income taxes and accrued incentive compensation. Cash used for investment activities during the thirteen-week period of Fiscal 2003, representing the purchase of property and equipment amounted to approximately $3.0 million. Cash provided by financing activities during the thirteen-week period of Fiscal 2003 amounted to $433 thousand primarily as a result of proceeds from the exercise of stock options partially offset by capitalized lease payments.

Merchandise inventories increased to $70.0 million at May 1, 2004 as compared to $66.9 at January 31, 2004, but rose approximately 16.9% when compared to the quarter ended May 3, 2003. The Company anticipates that inventory levels will continue to be higher in the second fiscal quarter in response to current sales trends experienced by the Company. The Company also anticipates inventory levels to be higher in the third and fourth fiscal quarters of Fiscal 2004 as compared to Fiscal 2003 to support retail store growth.

Other current assets increased approximately 20.4% to $7.5 million from $6.2 million at January 31, 2004 primarily as a result of an increase in insurance premiums and prepaid deposits on store fixtures. Other assets increased $1.8 million to $4.2 million as compared to $2.4 million at January 31, 2004 principally as a result of costs associated with catalogs to be mailed in the beginning of the second quarter.

The Company’s $7.3 million in capital expenditures for the thirteen-week period ended May 1, 2004 were related to construction of the new headquarters building, the continued expansion of the distribution center (Phase III - the replacement of the current material handling system), the opening of three Brookstone stores, the remodel of three Brookstone stores and construction related to stores anticipated to open in the upcoming fiscal quarter. The Company anticipates opening up to 20 new stores, including up to eight airport locations, and to remodel approximately 10 stores in Fiscal 2004, all in the new store format developed in Fiscal 2002. The Company anticipates spending approximately $7.0 million on Phase III of the Distribution Center expansion in Fiscal 2004, of which $2.5 million was spent in the first fiscal quarter, and expects completion of the project by the end of the second fiscal quarter. In late Fiscal 2003, the Company began construction of its new headquarters facility and anticipates the $11.0 million facility to be completed by the third fiscal quarter of 2004. The Company anticipates spending $9.0 million in Fiscal 2004 on the new headquarters, of which $2.9 million was spent in the first fiscal quarter.

The Company maintains a revolving credit agreement to finance inventory purchases, which historically peak in the third quarter in anticipation of the winter holiday selling season. At May 1, 2004 and at May 3, 2003 the Company had no borrowings outstanding under its revolving credit agreement. Amounts due under the facility were secured by the personal property of the Company, tangible or intangible including all stock of Brookstone, Inc.’s subsidiaries, but excluding real property, machinery and equipment encumbered on February 21, 2002, and general intangibles. The security interest in the facility was subject to collateral release conditions dependent upon four consecutive quarters fixed charge coverage ratio of 1.40 to 1.00 and consolidated EBITDA for the four quarters then ended of at least $34.5 million. During the second quarter of 2004, the Company agreed with its lenders to forego its collateral release conditions in exchange for reduced interest rates within its revolving credit agreement (“Amendment No. 2”). The new fixed charge coverage ratios that determine which of three different levels of fees and applicable margin rates are to be charged on applicable borrowings are as follows: the Company may borrow at either the agent bank’s base lending rate plus the applicable percentage (0.250%, 0.000% or 0.000%), or the Eurodollar rate for the applicable period plus the applicable percentage (1.750%, 1.500%, or 1.250%). In addition, the Company is obligated to pay a fee of 0.500%, 0.375% or 0.300% on the unused portion of the commitment, 0.875%, 0.750%, or 0.625% on the documentary letters of credit and 1.875%, 1.625% or 1.375% on the standby letters of credit. Amendment No. 2 also adjusted certain capital expenditure restrictions, including an increase in aggregate spending allowed for the new headquarters facility from $10.0 million to $11.0 million in either Fiscal 2003 or Fiscal 2004.

The Company believes that cash on hand, anticipated cash generated from operations and available borrowings will be sufficient to finance its capital requirements, including Phase III of the distribution center expansion and the construction of the new headquarters, throughout Fiscal 2004. In conjunction with the expansion of the distribution center, the Company amended the distribution center capital lease, extending the expiration date from October 2013 to March 2024 and reducing the interest rate to prime from prime plus 1% per annum. Presently, the Company is investigating various financing options available as alternatives to funding the construction of the new headquarters. Additionally in Fiscal 2004, the Company anticipates funding approximately $200 thousand for its obligation under its defined pension plan.

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

Item 3: Quantitative and Qualitative Disclosures about Market Risk

The Company’s exposure to interest rate fluctuations is minimal due to the Company’s use of short-term borrowings and cash flows to fund operations and capital improvements rather than long-term borrowings. The Company does not currently use derivative financial instruments, however management is investigating the most advantageous method of financing the new headquarters which may include the limited use of derivative instruments.

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

In March of 2002, the Company was served with a lawsuit brought in California superior court in Los Angeles as a class action on behalf of current and former managers and assistant managers of the Company’s California stores, alleging that they were improperly classified as exempt employees. The lawsuit sought damages including overtime pay, restitution and attorneys fees. On August 15, 2003, a settlement agreement was finalized with a maximum amount of $1.5 million for this matter. As a result of this settlement and settlement of other ongoing routine legal matters, a charge of $1.1 million was recorded during the second quarter of 2003. On April 16, 2004 and April 29, 2004, the Los Angeles Superior Court (“Court”) held hearings to determine whether the Class Action Settlement and Release Agreement (“Agreement”) negotiated between Brookstone and various named Plaintiffs should be granted final approval. On April 29, 2004, the Court ruled that the Agreement was fair, reasonable, and adequate to the class members, certified a class for settlement purposes only, and overruled the one objection to the Agreement filed by one class member. On May 5, 2004, the Court: (1) entered an order granting final approval to the Agreement; and (2) entered judgment dismissing the wage and hour class actions filed in Los Angeles County (Berry, et al. v. Brookstone) and Santa Barbara (Charbonnea v. Brookstone) against Brookstone with prejudice as to all class members, with the exception of the four class members who opted out of the Agreement. Assuming that no class member appeals the final order or judgment of the Court, settlement funds will be distributed to qualifying class members, class counsel, and the class representatives on or around July 16, 2004. If an appeal of the Court’s final order or judgment is filed, settlement funds will be distributed, if at all, on terms ordered by the Court only after the appeal is resolved.

Brookstone is also involved in various other legal proceedings incidental to the conduct of its business. The Company does not believe that any of these legal proceedings will have a material adverse effect on Brookstone’s financial condition, results of operations or cash flows.

Item 2:	CHANGES IN SECURITIES

None

Item 3:	DEFAULTS UPON SENIOR SECURITIES

None

Item 4:	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

Item 5:	OTHER INFORMATION

None

Item 6:	EXHIBITS AND REPORTS ON FORM 8-K

A) Exhibit 10.39 Amendment No. 2 to Amended and Restated Credit Agreement

B) Reports on Form 8-K

Current Report on Form 8-K dated May 6, 2004 – On May 6, 2004, the Company furnished a press release reporting sales results for the first quarter ended May 1, 2004.

Current Report on Form 8-K dated May 19, 2004 – On May 19, 2004, the Company furnished a press release reporting financial results for the first quarter ended May 1, 2004.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Brookstone, Inc.
(Registrant)

/s/ Philip W. Roizin
June 10, 2004	(Signature)

Philip W. Roizin
Executive Vice President Finance and Administration,
Treasurer and Secretary
(Principal Financial Officer and duly authorized to sign on behalf of registrant)