Form 10-Q
period 2004-07-31
BROOKSTONE INC
filed 2004-09-09
CIK 830134

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 0-21406

Brookstone, Inc.

(Exact name of registrant as specified in its charter)

Delaware	06-1182895
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Innovation Way, Merrimack, NH 03054

(address of principal executive offices, zip code)

603-880-9500

(Registrant’s telephone number, including area code)

17 Riverside Street, Nashua, NH 03062

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 20,327,638 shares of common stock as of August 27, 2004.

BROOKSTONE, INC.

Exhibits

10.40	Real Estate Loan Agreement between Banknorth, N.A. and Brookstone Company, Inc. (filed herewith)

10.41	Real Estate Promissory Note between Banknorth, N.A. and Brookstone Company, Inc. (filed herewith)

10.42	Mortgage and Security Agreements between Banknorth, N.A. and Brookstone Company, Inc. (filed herewith)

10.43	International Swap Dealers Association, Inc. Master Agreement between Banknorth, N.A. and Brookstone Company, Inc. (filed herewith)

10.44	Schedule to the International Swap Dealers Association, Inc. Master Agreement between Banknorth, N.A. and Brookstone Company, Inc. (filed herewith)

10.45	Brookstone, Inc. Defined Contribution Supplemental Executive Retirement Plan (filed herewith)

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of The Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of The The Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

PART I

Item 1:

BROOKSTONE, INC.

CONSOLIDATED BALANCE SHEET

(In thousands, except share data)

	(Unaudited) July 31, 2004	January 31, 2004	(Unaudited) August 2, 2003
Assets
Current assets:
Cash and cash equivalents	$30,942	$69,738	$29,008
Receivables, net	9,520	7,476	6,478
Merchandise inventories	68,886	66,876	55,489
Deferred income taxes	9,502	4,799	9,849
Other current assets	6,998	6,217	6,024

Total current assets	125,848	155,106	106,848

Deferred income taxes, net	4,738	4,738	5,854
Property and equipment, net	64,829	53,970	45,184
Intangible assets, net	3,988	4,123	4,258
Other assets	5,377	2,390	1,937

	$204,780	$220,327	$164,081

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	$15,356	$15,759	$10,780
Other current liabilities	26,603	41,827	23,647

Total current liabilities	41,959	57,586	34,427

Other long-term liabilities	17,453	15,676	14,567
Long-term obligation under capital lease	1,946	1,941	2,027

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $0.001 par value:
Authorized - 2,000,000 shares; issued and outstanding - 0 shares at July 31, 2004, January 31, 2004 and August 2, 2003
Common stock, $0.001 par value:
Authorized 50,000,000 shares; issued and outstanding – 20,327,188 shares at July 31, 2004, 20,024,288 shares at January 31, 2004 and 19,343,466 shares at August 2, 2003	20	20	19
Additional paid-in capital	64,741	59,169	53,240
Unearned stock compensation	(2,349)	(184)	—
Accumulated other comprehensive loss	(991)	(991)	(1,031)
Retained earnings	82,048	87,157	60,879
Treasury stock, at cost-8,136 shares at July 31, 2004, January 31, 2004 and August 2, 2003	(47)	(47)	(47)

Total shareholders’ equity	143,422	145,124	113,060

	$204,780	$220,327	$164,081

Note: The accompanying notes are an integral part of these financial statements.

BROOKSTONE, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 31, 2004	August 2, 2003	July 31, 2004	August 2, 2003
Net sales	$98,316	$80,474	$175,767	$141,431
Cost of sales	63,664	53,850	118,028	100,017

Gross profit	34,652	26,624	57,739	41,414
Selling, general and administrative expenses	35,036	30,207	65,276	55,291

Loss from operations	(384)	(3,583)	(7,537)	(13,877)
Interest expense, net	209	181	445	311

Loss before taxes and other party interests in consolidated entities	(593)	(3,764)	(7,982)	(14,188)
Income tax benefit	(228)	(1,449)	(3,073)	(5,462)

Loss before other party interests in consolidated entities	(365)	(2,315)	(4,909)	(8,726)
Other party interests in consolidated entities, net of tax	100	—	200	—

Net Loss	$(465)	$(2,315)	$(5,109)	$(8,726)

Basic and diluted loss per share:
Net Loss	$(0.02)	$(0.12)	$(0.25)	$(0.45)

Weighted average shares outstanding – basic and diluted	20,203	19,323	20,118	19,267

Note: The accompanying notes are an integral part of these financial statements.

BROOKSTONE, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands)

(Unaudited)

	Twenty-Six Weeks Ended
	July 31, 2004	August 2, 2003
Cash flows from operating activities:
Net loss	$(5,109)	$(8,726)

Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	6,581	5,929
Amortization of debt issuance costs	92	120
Stock Based Compensation expense	225	—
Deferred income taxes	(4,703)	(5,688)
Related tax benefits on exercise of stock options	1,504	167
Increase in other assets	(3,079)	(23)
Increase in other long-term liabilities	1,777	758

Changes in working capital:
Accounts receivable, net	(2,044)	(399)
Merchandise inventories	(2,010)	3,498
Other current assets	(781)	(744)
Accounts payable	(403)	60
Other current liabilities	(15,162)	(9,550)

Net cash used for operating activities	(23,112)	(14,598)

Cash flows from investing activities:
Expenditures for property and equipment	(17,305)	(11,238)

Net cash used for investing activities	(17,305)	(11,238)

Cash flows from financing activities:
Payments on capital lease	(57)	(83)
Payment for debt issuance costs	—	(80)
Proceeds from exercise of stock options	1,678	863

Net cash provided by financing activities	1,621	700

Net decrease in cash and cash equivalents	(38,796)	(25,136)
Cash and cash equivalents at beginning of period	69,738	54,144

Cash and cash equivalents at end of period	$30,942	$29,008

Note: The accompanying notes are an integral part of these financial statements.

BROOKSTONE, INC.

Notes to Consolidated Financial Statements

(Unaudited)

1.	The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of the Company, these financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position, the results of operations, and the cash flows for the periods reported. Certain information and footnote disclosures normally included in financial statements presented in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that the accompanying unaudited consolidated financial statements be read in conjunction with the annual financial statements and notes thereto which may be found in the Company’s Fiscal 2003 annual report on Form 10-K.

2.	The results of the thirteen-week and twenty-six week periods ended July 31, 2004 are not necessarily indicative of the results for the full fiscal year. The Company’s business, like the business of retailers in general, is subject to seasonal influences. Historically, the Company’s fourth fiscal quarter, which includes the winter holiday selling season, has produced a disproportionate amount of the Company’s net sales and substantially all of its income from operations. The Company expects that its business will continue to be subject to such seasonal influences.

3.	Accumulated other comprehensive loss consists of the Company’s minimum pension liability which is disclosed in the accompanying consolidated balance sheets. Total comprehensive loss was equal to the net loss disclosed for the thirteen and twenty-six week periods presented.

4.	Stock-Based Compensation

The Company has stock option plans in effect that provide for the issuance of non-qualified and incentive stock options. Statement of Financial Accounting Standards No. 123 (“SFAS No. 123”), “Accounting for Stock-Based Compensation”, as amended by Statement of Accounting Standards No. 148 (“SFAS 148”), permits the Company to follow the measurement provisions of APB Opinion No. 25 (“APB No. 25”), “Accounting for Stock Issued to Employees”. Stock Options have historically been granted at or above the market price on the date of the grant. The Company has also issued restricted and deferred stock awards under its stock option plans. Restricted and deferred stock awards are issued at no cost to the recipient of the award. The market value in excess of cost is charged to income ratably over the period during which these awards vest. The restricted shares vest ratably over a four-year period as the restrictions lapse commencing May 1, 2005. The deferred shares are subject to the satisfaction of certain performance criteria and vest following the first fiscal quarter of 2007. During the second quarter of Fiscal 2004, 18,000 options were issued under the provisions of the 1996 Directors’ Stock Option Plan, the Board of Directors approved the award of 65,000 options issued under the 1999 Equity Incentive Plan, 1,000 shares of restricted stock under the 1999 Equity Incentive Plan, and 136,274 shares of deferred stock under the 2004 Equity Incentive Plan. Had compensation cost for the Company’s stock-based incentive compensation plans been determined based on the fair value at the grant dates of awards under those plans, consistent with the methodology prescribed by SFAS No. 123, as amended by SFAS No. 148, the Company’s net loss and related loss per share for the thirteen-week and twenty-six week periods ended July 31, 2004 and August 2, 2003 would have been increased to the pro forma amounts indicated below:

	Thirteen-weeks		Twenty-six weeks
	July 31, 2004	August 2, 2003	July 31, 2004	August 2, 2003
Net loss - as reported	$(465)	$(2,315)	$(5,109)	$(8,726)

Deduct: Stock-based employee compensation expense determined under fair value based method, net of related tax effects	(216)	(189)	(341)	(374)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	125	—	138	—

Net loss - pro forma	$(556)	$(2,504)	$(5,312)	$(9,100)

Net loss per share – basic and diluted
As reported	$(0.02)	$(0.12)	$(0.25)	$(0.45)
Pro forma	$(0.03)	$(0.13)	$(0.26)	$(0.47)

On April 30, 2004 the six-month option period for the Employee Stock Purchase Plan (“ESPP”), which began on November 1, 2003, closed. On May 3, 2004 the Company issued 28,874 shares under its 2000 ESPP related to this option period.

5.	The exercise of stock options granted under the Company’s stock option plans gives rise to compensation, which is includable in the taxable income of the optionees and deductible by the Company for tax purposes upon exercise. Such compensation reflects an increase in the fair value of the Company’s common stock subsequent to the date of grant. For financial reporting purposes, the tax effect of this deduction is accounted for as a credit to additional paid-in capital. Such exercises resulted in a tax benefit of approximately $1.5 million and $0.2 million for the twenty-six week periods ended July 31, 2004 and August 2, 2003, respectively, which is reflected in the Company’s operating cash flow.

6.	In March of 2002, the Company was served with a lawsuit brought in California superior court in Los Angeles as a class action on behalf of current and former managers and assistant managers of the Company’s California stores, alleging that they were improperly classified as exempt employees. The lawsuit sought damages including overtime pay, restitution and attorneys fees. On August 15, 2003, a settlement agreement was finalized with a maximum amount of $1.5 million for this matter. As a result of this settlement and settlement of other ongoing routine legal matters, a charge of $1.1 million was recorded during the second quarter of 2003. On April 16, 2004 and April 29, 2004, the Los Angeles Superior Court (“Court”) held hearings to determine whether the Class Action Settlement and Release Agreement (“Agreement”) negotiated between Brookstone and various named Plaintiffs should be granted final approval. On April 29, 2004, the Court ruled that the Agreement was fair, reasonable, and adequate to the class members, certified a class for settlement purposes only, and overruled the one objection to the Agreement filed by one class member. On May 5, 2004, the Court: (1) entered an order granting final approval to the Agreement; and (2) entered judgment dismissing the wage and hour class actions filed in Los Angeles County (Berry, et al. v. Brookstone) and Santa Barbara (Charbonnea v. Brookstone) against Brookstone with prejudice as to all class members, with the exception of the four class members who opted out of the Agreement. On July 6, 2004, one class member appealed the final order of the Court. Settlement funds will be distributed, if at all, on terms ordered by the Court only after the appeal is resolved.

7.	Business conducted by the Company is segmented into two distinct areas determined by the method of distribution channel. The retail segment is comprised of all full-year stores in addition to all temporary stores and kiosks. Retail product distribution is conducted directly through the store location. The direct marketing segment is comprised of three catalog titles (Hard-to-Find Tools, Brookstone Catalog and Gardeners Eden), the Internet sites www.Brookstone.com and www.Gardenerseden.com and sales to corporate customers. Direct marketing product distribution is conducted through the Company’s direct marketing customer sales and contact center, through its distribution facility located in Mexico, Missouri and by the Company’s vendors. Both segments of the Company sell similar products, although not all Company products are fully available within both segments.

All costs directly attributable to the direct marketing segment are so charged while all remaining operating costs are charged to the retail segment. The Company’s management does not review assets by segment.

The tables below disclose segment net sales and pre-tax loss for the thirteen-week and twenty-six week periods ended July 31, 2004 and August 2, 2003 (in thousands).

Thirteen-weeks:	Net Sales		Pre-tax Income (Loss) before taxes and other party interests in consolidated entities
	July 31, 2004	August 2, 2003	July 31, 2004	August 2, 2003
Reportable segment:
Retail	$81,986	$66,470	$(557)	$(4,005)
Direct Marketing	16,330	14,004	173	422
Reconciling items:
Interest expense	—	—	(324)	(310)
Interest income	—	—	115	129

Consolidated:	$98,316	$80,474	$(593)	$(3,764)

Twenty-six weeks:	Net Sales		Pre-tax Income (Loss) before taxes and other party interests in consolidated entities
	July 31, 2004	August 2, 2003	July 31, 2004	August 2, 2003
Reportable segment:
Retail	$147,651	$117,304	$(7,315)	$(13,595)
Direct Marketing	28,116	24,127	(222)	(282)
Reconciling items:
Interest expense	—	—	(718)	(706)
Interest income	—	—	273	395

Consolidated:	$175,767	$141,431	$(7,982)	$(14,188)

8.	Basic and diluted earnings per share (EPS) were calculated for the thirteen-week and twenty-six week periods ended July 31, 2004 and August 2, 2003 as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 31, 2004	August 2, 2003	July 31, 2004	August 2, 2003
Net loss	$(465)	$(2,315)	$(5,109)	$(8,726)

Weighted average number of common shares outstanding	20,203	19,323	20,118	19,267
Effect of dilutive securities:
Stock options	—	—	—	—

Weighted average number of common shares as adjusted	20,203	19,323	20,118	19,267

Net loss per share – basic and diluted	$(0.02)	$(0.12)	$(0.25)	$(0.45)

For the thirteen-week and twenty-six week periods ended July 31, 2004, antidilutive shares of 736,602 and 759,443 were excluded from the computations of diluted earnings per share. For the thirteen-week and twenty-six week periods ended August 2, 2003, antidilutive shares of 552,341 and 459,412 respectively were excluded from the computations of diluted earnings per share.

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

Under the requirements of FIN46R, variable interest entities are required to be consolidated if the total equity investment at risk is not sufficient to permit the entity to finance its activities without financial support or the equity investors lack certain specified characteristics of a controlling financial interest. The Company has reviewed the requirements of FIN 46R and has determined that the Atlanta Joint Venture qualifies as a Variable Interest Entity (“VIE”) as of its inception date in Fiscal 2001 and that the Company is the primary beneficiary of the VIE. As primary beneficiary, the Company consolidated this entity effective for the first fiscal quarter of 2004 which is the Company’s first interim or annual reporting period ending after March 15, 2004 as required by this interpretation. As a result of the consolidation, $525 thousand of the Atlanta joint venture assets, $660 thousand in minority interests and no liabilities are reflected in the Company’s July 31, 2004 balance sheet. Additionally, as a result of the Atlanta joint venture consolidation, the Company’s revenues increased by $1,348 thousand and $2,374 thousand, cost of sales increased $674 thousand and $1,193 thousand, selling and general administrative expenses increased $369 thousand and $674 thousand, and other party interests in consolidated entities, net of tax increased $57 thousand and $121 thousand respectively for the thirteen and twenty-six week periods ended July 31, 2004. Additionally, interest expense increased by $2 thousand for the thirteen and twenty-six week periods ended July 31, 2004. The consolidation had no impact on the Company’s consolidated net loss for the thirteen and twenty-six week periods ended July 31, 2004.

11.	Post-Retirement Pension and Medical Benefit Plans

The Company contributed more than the minimum required amount for the past year to the pension plan. As a result, there is no required contribution during Fiscal 2004 but it is the intent of the Company to contribute approximately $340 thousand to maintain a funded status that is more than the minimal required level under ERISA. The Company made no payments during the first half of Fiscal 2004.

    The components of net periodic pension cost were as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 31, 2004	August 2, 2003	July 31, 2004	August 2, 2003
Service cost	$31,000	$32,000	$62,000	$63,000
Interest cost	78,000	76,000	156,000	152,000
Expected return on plan assets	(74,000)	(60,000)	(145,000)	(119,000)
Amortization of prior service cost	—	—	—	—
Recognized net actuarial loss	25,000	25,000	50,000	49,000

Net periodic benefit cost	$60,000	$73,000	$123,000	$145,000

    The components of the net periodic post-retirement medical benefits cost were:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 31, 2004	August 2, 2003	July 31, 2004	August 2, 2003
Service cost	$4,000	$3,000	$8,000	$6,000
Interest cost	16,000	17,000	32,000	34,000
Amortization of prior service cost	(15,000)	(15,000)	(30,000)	(30,000)
Recognized net actuarial gain	(4,000)	(5,000)	(8,000)	(10,000)

Net periodic benefit cost	$1,000	$—	$2,000	$—

12.	Revolving Credit Agreement

The Company maintains a revolving credit agreement to finance inventory purchases. Amounts due under the facility were collateralized by the personal property of the Company, tangible or intangible including all stock of Brookstone, Inc.’s subsidiaries, but excluding real property, machinery and equipment encumbered on February 21, 2002, and general intangibles. The collateral interest in the facility was subject to collateral release conditions dependent upon four consecutive quarters fixed charge coverage ratio of 1.40 to 1.00 and consolidated EBITDA for the four quarters then ended of at least $34.5 million. During the second fiscal quarter of 2004, the Company agreed with its lenders to forego its collateral release conditions in exchange for reduced interest rates within its revolving credit agreement (“Amendment No. 2”). The new fixed charge coverage ratios that determine which of three different levels of fees and applicable margin rates are to be charged on applicable borrowings are as follows: the Company may borrow at either the agent bank’s base lending rate plus the applicable percentage (0.250%, 0.000% or 0.000%), or the Eurodollar rate for the applicable period plus the applicable percentage (1.750%, 1.500%, or 1.250%). In addition, the Company is obligated to pay a fee of 0.500%, 0.375% or 0.300% on the unused portion of the commitment, 0.875%, 0.750%, or 0.625% on the documentary letters of credit and 1.875%, 1.625% or 1.375% on the standby letters of credit. Amendment No. 2 also adjusted certain capital expenditure restrictions, including an increase in aggregate spending allowed for the new headquarters facility from $10.0 million to $11.0 million in either Fiscal 2003 or Fiscal 2004.

13.	Interest Rate Commitment

On July 8, 2004, the Company entered into a commitment with a bank to provide for an interest rate swap agreement which would be effective concurrent with the closing of a mortgage loan agreement. At the end of the second fiscal quarter, the value of that commitment was a liability of approximately $72 thousand.

14.	Subsequent Events

In August of Fiscal 2004, the Company entered into an $8.0 million mortgage loan agreement with a ten year term to finance its new headquarters facility. Concurrent with the mortgage loan agreement, the Company entered into an interest rate swap agreement with a notional amount of $4.0 million to hedge future fluctuations in the mortgage loan’s interest rates. The mortgage loan requires monthly principal payments of $66,666.67 and the interest rate is tied to the LIBOR rate index plus 1%. The interest rate swap agreement carries a fixed interest rate of 5.67%. The mortgage loan is collateralized by the facility. (see Attached Exhibits 10.40 through 10.44) Additionally, the Company relocated its headquarters operations to the new facility during August 2004.

On September 7, 2004, the Compensation Committee of the Board of Directors of Brookstone, Inc. approved a Defined Contribution Supplemental Executive Retirement Plan and named Michael F. Anthony, the Company’s Chairman, President and Chief Executive Officer, and Director as a participant in such plan (see Attached Exhibit 10.45).

BROOKSTONE, INC.

Item 2

Management’s Discussion and Analysis of

Financial Condition and Results of Operations for

the Thirteen-Week and Twenty-Six Week Periods Ended July 31, 2004

Results of Operations

For the thirteen-week and twenty-six week periods ended July 31, 2004, net sales increased 22.2% and 24.3% respectively over the comparable periods last year. For the quarter, retail sales increased $15.5 million or 23.3% over the comparable period last year. Year to date retail sales increased $30.3 million or 25.9% over the comparable period last year. Same store sales increased 13.3% for the quarter and 16.2% for the year to date period ended July 31, 2004 generating $8.7 million and $18.9 million in increased retail sales, respectively. The remaining retail sales increase of $6.8 million for the quarter and $11.4 million year to date primarily resulted from the opening of 19 new stores less two store closings subsequent to the second quarter of Fiscal 2003. The total number of stores open at the end of the twenty-six week period ended July 31, 2004 was 280 versus 263 at the end of the comparable period in Fiscal 2003. Driving the retail same store increases were new product introductions and strong sales performances in Personal Care, Massage, Travel, Personal Accessories, Home Comfort, Games and Stationary.

Direct marketing sales for the thirteen-week period ended July 31, 2004 increased to $16.3 million versus the comparable period last year of $14.0 million. Year-to-date, direct marketing sales increased to $28.1 million as compared to $24.1 million last year. The $2.3 million increase for the quarter is comprised of a $2.9 million or 28.6% increase in the Brookstone Brand (Hard-to-Find Tools, Brookstone Catalog, Internet and Corporate Sales) driven primarily by the increase of approximately 65% in catalog circulation. For the quarter Gardeners Eden direct marketing sales decreased $0.6 million or 17.2% primarily as a result of decreased productivity from the Gardeners Eden Catalog. (Gardeners Eden catalog circulation decreased approximately 2% for the quarter.) The year to date increase in direct marketing of $4.0 million is comprised of a $4.5 million or 24.4% increase in the Brookstone Brand (Hard-to-Find Tools, Brookstone Catalog, Internet and Corporate Sales) driven primarily by an increase of approximately 43% in catalog circulation. Year to date Gardeners Eden direct marketing sales decreased $0.5 million or 7.9% primarily as a result of decreased productivity from the Gardeners Eden Catalog. (Gardeners Eden catalog circulation decreased approximately 3% year to date.)

For the thirteen-week period ended July 31, 2004, gross profit as a percentage of net sales increased 2.1% to 35.2% versus 33.1% for the comparable period last year due to a decrease of 2.1% in occupancy costs and a decrease of 0.2% in order postage expense (costs associated with the delivery of products to customers) primarily as a result of leveraging sales. Offsetting the decreases from occupancy costs and order postage expense was a decrease in product purchase margins of 0.2% primarily driven by product mix during the quarter. For the twenty-six week period ended July 31, 2004 gross profit as a percentage of net sales increased 3.5% to 32.8% versus 29.3% for the comparable period last year primarily due to a decrease of 2.7% in occupancy costs as a result of leveraging sales. Also contributing to the year to date increase in gross profit as a percent of net sales were a year to date improvement in product purchase margins of 0.7% primarily driven by reduced markdowns and a decrease of 0.1% in order postage expense.

For the thirteen week period ended July 31, 2004, selling, general and administrative expenses as a percentage of net sales decreased 1.9% to 35.6% versus 37.5% for the comparable period last year. For the twenty-six week period ended July 31, 2004, selling, general and administrative expenses as a percentage of net sales decreased 2.0% to 37.1% versus 39.1% for the comparable period last year. Decreases in payroll costs (100 basis points in the quarter and 160 basis points year to date) resulted from leveraging sales. In addition decreased legal costs in Fiscal 2004 (see also Note 6) as compared to Fiscal 2003, contributed approximately 140 basis points for the quarter and 80 basis points year to date. The quarterly decreases were offset by net increases in catalog costs of 30 basis points and 20 basis points in other selling, general and administrative expenses. The year to date decreases were offset by a net increase of 40 basis points in other selling, general and administrative expenses.

Net interest expense for the thirteen-week and twenty-six week periods ended July 31, 2004 was $209 thousand and $445 thousand respectively compared to $181 thousand and $311 thousand during the comparable periods last year. The increases in net interest expense in Fiscal 2004 resulted primarily from a decrease in interest income as a result of lower interest rates earned on investments.

The Company has recorded a tax benefit at the anticipated full year rate of 38.5% which is consistent with Fiscal 2003. However, the tax rate may be adjusted for discrete items as they occur, particularly in the third or fourth fiscal quarters of 2004.

The Company operates two of its airport locations in Chicago, four airport locations in Atlanta and one airport location in Las Vegas under three separate Joint Venture arrangements. The Company has a 70% ownership interest in the Chicago venture, a 49% ownership interest in the Atlanta venture and an 80% ownership in the Las Vegas venture. In Fiscal 2004, all of these joint venture entities are consolidated in the Company’s financial statements. The ownership interest in the revenues and expenses for these joint ventures for the second fiscal quarter of 2004 and year to date 2004 belonging to the Company’s Joint Venture partners (the 30% ownership interest in the Chicago venture, the 51% ownership interest in the Atlanta venture and the 20% ownership interest in the Las Vegas venture) comprises the balance of $100 thousand, net of tax, and $200 thousand, net of tax, respectively, in other party interests in consolidated entities on the Statement of Operations. Prior to Fiscal 2004, the Atlanta joint venture was accounted for as an equity investment and as such the Joint Venture partner’s interests were not consolidated.

As a result of the foregoing, the Company reported a net loss of $465 thousand, or $0.02 per basic and diluted share for the thirteen-week period ended July 31, 2004, as compared to a net loss of $2.3 million (after reflecting one-time legal settlements of $1.1 million or $0.04 per basic and diluted share), or $0.12 per basic and diluted share, for the comparable period last year. For the twenty-six week period ended July 31, 2004 the Company reported a net loss of $5.1 million, or $0.25 per basic and diluted share as compared to an $8.7 million net loss, or $0.45 per basic and diluted share, for the comparable period last year.

Financial Condition

For the twenty-six week period ended July 31, 2004, net cash used by operating activities totaled $23.1 million, primarily as a result of the net loss and a decrease in other current liabilities resulting primarily from the payment of income taxes ($9.1 million) and the payment of accrued incentive compensation ($6.3 million). Cash used for investment activities during the first twenty-six weeks of Fiscal 2004, representing the purchase of property and equipment, amounted to $17.3 million. Cash from financing activities during the twenty-six week period of Fiscal 2004 amounted to $1.6 million, resulting primarily from the exercise of stock options, partially offset by capital lease payments.

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

Merchandise inventories increased approximately 3% to $68.9 million at July 31, 2004 compared to $66.9 at January 31, 2004 and increased approximately 24.1% compared to the balance of $55.5 million at August 2, 2003. The Company anticipates that inventory levels will grow at a rate faster than the sales rate increase in the third quarter of Fiscal 2004 as the Company builds its inventory for the Holiday season.

Receivables increased 27.3% to $9.5 million at July 31, 2004 as compared to $7.5 million at January 31, 2004 primarily as a result of an increase in product returns to vendors. Other current assets increased 12.6% to $7.0 million from $6.2 million at January 31, 2004 primarily as a result of increased prepayments of state income taxes and increased insurance premiums.

The Company’s $17.3 million in capital expenditures for the twenty-week period ended July 31, 2004 were primarily related to construction of the new headquarters building, the continued expansion of the distribution center (Phase III - the replacement of the current material handling system), the opening of seven Brookstone stores, the remodel of three Brookstone stores and construction related to stores anticipated to open in the upcoming fiscal quarters. The Company anticipates opening up to 20 new stores, including up to three airport locations, and to remodel approximately 12 stores in Fiscal 2004, all in the new store format developed in Fiscal 2002. The Company anticipates spending approximately $7.0 million on Phase III of the Distribution Center expansion in Fiscal 2004, of which $4.6 million was spent in the first two fiscal quarters. While a substantial portion of the project was completed in the second fiscal quarter of 2004, the Company expects the remainder of the project to be completed in the third fiscal quarter. In late Fiscal 2003, the Company began construction of its new headquarters facility and anticipates the $11.0 million facility to be completed in the third fiscal quarter of 2004. The Company anticipates spending $9.0 million in Fiscal 2004 on the new headquarters, of which $6.0 million was spent in the first two fiscal quarters.

The Company maintains a revolving credit agreement to finance inventory purchases, which historically peak in the third quarter in anticipation of the winter holiday selling season. At July 31, 2004 and at August 2, 2003 the Company had no borrowings outstanding under its revolving credit agreement. Amounts due under the facility were collateralized by the personal property of the Company, tangible or intangible including all stock of Brookstone, Inc.’s subsidiaries, but excluding real property, machinery and equipment encumbered on February 21, 2002, and general intangibles. The collateral interest in the facility was subject to collateral release conditions dependent upon four consecutive quarters fixed charge coverage ratio of 1.40 to 1.00 and consolidated EBITDA for the four quarters then ended of at least $34.5 million. During the second fiscal quarter of 2004, the Company agreed with its lenders to forego its collateral release conditions in exchange for reduced interest rates within its revolving credit agreement (“Amendment No. 2”). The new fixed charge coverage ratios that determine which of three different levels of fees and applicable margin rates are to be charged on applicable borrowings are as follows: the Company may borrow at either the agent bank’s base lending rate plus the applicable percentage (0.250%, 0.000% or 0.000%), or the Eurodollar rate for the applicable period plus the applicable percentage (1.750%, 1.500%, or 1.250%). In addition, the Company is obligated to pay a fee of 0.500%, 0.375% or 0.300% on the unused portion of the commitment, 0.875%, 0.750%, or 0.625% on the documentary letters of credit and 1.875%, 1.625% or 1.375% on the standby letters of credit. Amendment No. 2 also adjusted certain capital expenditure restrictions, including an increase in aggregate spending allowed for the new headquarters facility from $10.0 million to $11.0 million in either Fiscal 2003 or Fiscal 2004.

The Company believes that cash on hand, anticipated cash generated from operations and available borrowings will be sufficient to finance its capital requirements, including Phase III of the distribution center expansion and the construction of the new headquarters, throughout Fiscal 2004. In conjunction with the expansion of the distribution center, the Company amended the distribution center capital lease, extending the expiration date from October 2013 to March 2024 and reducing the interest rate to prime from prime plus 1% per annum. In August of Fiscal 2004, the Company finalized a mortgage loan agreement and an interest rate swap agreement to finance its new headquarters facility (see note 13). In Fiscal 2004, the Company anticipates funding approximately $340 thousand for its obligation under its defined pension plan.

Critical Accounting Estimates

The preparation of the Company’s consolidated financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expense during the reporting periods. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 1 of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended January 31, 2004 describe the significant accounting policies and critical accounting estimates used in the preparation of the consolidated financial statements. The Company’s management is required to make judgments and estimates about the effect of matters that are inherently uncertain. Actual results could differ from management’s estimates. There have been no significant changes in the Company’s critical accounting estimates during the quarter or six months ended July 31, 2004.

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

Item 3: Quantitative and Qualitative Disclosures about Market Risk

The Company’s exposure to interest rate fluctuations is minimal due to the Company’s use of short term borrowings and cash flows to fund operations and capital improvements rather than long term borrowings. Through the second fiscal quarter of 2004, the Company has not used derivative financial instruments. (See note 13)

Item 4: Controls and Procedures

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

In March of 2002, the Company was served with a lawsuit brought in California superior court in Los Angeles as a class action on behalf of current and former managers and assistant managers of the Company’s California stores, alleging that they were improperly classified as exempt employees. The lawsuit sought damages including overtime pay, restitution and attorneys fees. On August 15, 2003, a settlement agreement was finalized with a maximum amount of $1.5 million for this matter. As a result of this settlement and settlement of other ongoing routine legal matters, a charge of $1.1 million was recorded during the second quarter of 2003. On April 16, 2004 and April 29, 2004, the Los Angeles Superior Court (“Court”) held hearings to determine whether the Class Action Settlement and Release Agreement (“Agreement”) negotiated between Brookstone and various named Plaintiffs should be granted final approval. On April 29, 2004, the Court ruled that the Agreement was fair, reasonable, and adequate to the class members, certified a class for settlement purposes only, and overruled the one objection to the Agreement filed by one class member. On May 5, 2004, the Court: (1) entered an order granting final approval to the Agreement; and (2) entered judgment dismissing the wage and hour class actions filed in Los Angeles County (Berry, et al. v. Brookstone) and Santa Barbara (Charbonnea v. Brookstone) against Brookstone with prejudice as to all class members, with the exception of the four class members who opted out of the Agreement. On July 6, 2004, one class member appealed the final order of the Court. Settlement funds will be distributed, if at all, on terms ordered by the Court only after the appeal is resolved.

Brookstone is also involved in various other legal proceedings related to the conduct of its business. The Company does not believe that any of these legal proceedings individually or in the aggregate will have a material adverse effect on Brookstone’s financial condition, results of operations or cash flows.

Item 2:	CHANGES IN SECURITIES

None

Item 3:	DEFAULT UPON SENIOR SECURITIES

None

Item 4:	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

A)	The 2004 Annual Meeting of Stockholders of the Company was held on June 8, 2004.

B)	The following persons were elected Directors at the 2004 Annual Meeting for a one-year term expiring at the 2005 Annual Meeting of Stockholders.

	For	Withheld
Michael F. Anthony	14,017,989	366,376
Mone Anathan, III	13,967,107	417,258
Michael L. Glazer	14,185,402	198,963
Kenneth E. Nisch	13,836,226	548,139
Andrea M. Weiss	14,131,949	252,416

C)	The appointment of PricewaterhouseCoopers LLP as the independent accountants to examine the financial statements of the Company and its subsidiaries for the fiscal year ending January 29, 2005 was ratified.

For	Against	Abstain
13,975,233	407,832	1,300

D)	The 2004 Equity Incentive Plan was approved and adopted.

For	Against	Abstain	No Vote
10,637,766	1,300,268	196,359	2,249,972

Item 5:	OTHER INFORMATION

None

Item 6:	EXHIBITS AND REPORTS ON FORM 8-K

A)	10.40 Real Estate Loan Agreement between Banknorth, N.A. and Brookstone Company, Inc.

10.41 Real Estate Promissory Note between Banknorth, N.A. and Brookstone Company, Inc.

10.42 Mortgage and Security Agreements between Banknorth, N.A. and Brookstone Company, Inc.

10.43 International Swap Dealers Association, Inc. Master Agreement between Banknorth, N.A. and Brookstone Company, Inc. (filed herewith)

10.44 Schedule to the International Swap Dealers Association, Inc. Master Agreement between Banknorth, N.A. and Brookstone Company, Inc. (filed herewith)

10.45 Brookstone, Inc. Defined Contribution Supplemental Executive Retirement Plan (filed herewith)

B)	Reports on Form 8-K

Current Report on Form 8-K dated August 3, 2004 – On August 3, 2004, the company furnished a press release reporting sales results for the second fiscal quarter ended July 31, 2004.

Current Report on Form 8-K dated August 18, 2004 – On August 18, 2004, the company furnished a press release reporting financial results for the second fiscal quarter ended July 31, 2004.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Brookstone, Inc.
(Registrant)
/S/ PHILIP W. ROIZIN
September 9, 2004	(Signature)

Philip W. Roizin
Executive Vice President, Finance and Administration,
Treasurer and Secretary
(Principal Financial Officer
and duly authorized to sign on behalf of registrant