Form 10-Q
period 2004-10-30
BROOKSTONE INC
filed 2004-12-09
CIK 830134

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 30, 2004

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

17 Riverside Street, Nashua, NH 03054

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 20,347,740 shares of common stock as of November 30, 2004.

BROOKSTONE, INC.

Exhibits
10.46	Employment Agreement dated September 20, 2004 between the Company and Steven Strickland (filed herewith)

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of The Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of The The Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

PART I

Item 1:

BROOKSTONE, INC.

CONSOLIDATED CONDENSED BALANCE SHEET

(In thousands, except share data)

(Unaudited)

	October 30, 2004	January 31, 2004	November 1, 2003
Assets
Current assets:
Cash and cash equivalents	$3,700	$69,738	$1,544
Receivables, net	8,002	7,476	7,044
Merchandise inventories	98,845	66,876	84,771
Deferred income taxes	13,027	4,799	15,258
Other current assets	7,389	6,217	6,548

Total current assets	130,963	155,106	115,165

Deferred income taxes, net	4,731	4,738	5,091
Property and equipment, net	74,796	53,970	50,300
Other assets	14,183	6,513	11,801

	$224,673	$220,327	$182,357

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	$31,092	$15,759	$27,001
Other current liabilities	28,767	41,417	25,767

Total current liabilities	59,859	57,176	52,788

Other long-term liabilities	17,544	15,676	14,934
Long-term debt	8,986	1,941	1,985

Commitments and contingencies
Other party interests in consolidated entities	1,088	410	350

Shareholders’ equity:
Preferred stock, $0.001 par value:
Authorized — 2,000,000 shares; issued and outstanding — 0 shares at October 30, 2004, January 31, 2004 and November 1, 2003
Common stock, $0.001 par value:
Authorized 50,000,000 shares; issued – 20,354,939 shares at October 30, 2004, 20,032,424 shares at January 31, 2004 and 19,965,281 shares at November 1, 2003; outstanding – 20,346,803 shares at October 30, 2004, 20,024,288 shares at January 31, 2004 and 19,957,145 shares at November 1, 2003	20	20	20
Additional paid-in capital	65,187	59,169	58,344
Unearned stock compensation	(2,291)	(184)	—
Accumulated other comprehensive loss	(1,042)	(991)	(1,031)
Retained earnings	75,369	87,157	55,014
Treasury stock, at cost-8,136 shares at October 30, 2004, January 31, 2004 and November 1, 2003	(47)	(47)	(47)

Total shareholders’ equity	137,196	145,124	112,300

	$224,673	$220,327	$182,357

The accompanying notes are an integral part of these financial statements.

BROOKSTONE, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Thirteen-Weeks Ended		Thirty-Nine Weeks Ended
	October 30, 2004	November 1, 2003	October 30, 2004	November 1, 2003
Net sales	$85,355	$73,657	$261,122	$215,088
Cost of sales	58,927	51,993	176,955	152,010

Gross profit	26,428	21,664	84,167	63,078
Selling, general and administrative expenses	36,113	30,903	101,389	86,194

Loss from operations	(9,685)	(9,239)	(17,222)	(23,116)
Interest expense, net	315	298	760	609

Loss before taxes and other party interests in consolidated entities	(10,000)	(9,537)	(17,982)	(23,725)
Income tax benefit	(3,464)	(3,672)	(6,537)	(9,134)

Loss before other party interests in consolidated entities	(6,536)	(5,865)	(11,445)	(14,591)
Other party interests in consolidated entities, net of tax	143	—	343	—

Net loss	$(6,679)	$(5,865)	$(11,788)	$(14,591)

Basic and diluted loss per share:
Net loss	$(0.33)	$(0.30)	$(0.58)	$(0.75)

Weighted average shares outstanding – basic and diluted	20,341	19,737	20,183	19,424

The accompanying notes are an integral part of these financial statements.

BROOKSTONE, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands)

(Unaudited)

	Thirty-Nine Weeks Ended
	October 30, 2004	November 1, 2003
Cash flows from operating activities:
Net loss	$(11,788)	$(14,591)

Adjustments to reconcile net loss to net cash used for operating activities:

Depreciation and amortization	10,164	8,990
Amortization of debt issuance costs	139	166
Stock based compensation expense	544	—
Deferred income taxes	(8,221)	(10,334)
Related tax benefits on exercise of stock options	1,560	1,879
Increase in other assets	(8,012)	(5,761)
Increase in other long-term liabilities	1,190	1,120

Changes in working capital:
Accounts receivable, net	(526)	(965)
Merchandise inventories	(31,969)	(25,784)
Other current assets	(1,172)	(1,227)
Accounts payable	15,333	16,281
Other current liabilities	13,388	7,055

Net cash used for operating activities	(44,790)	(37,281)

Cash flows from investing activities:
Expenditures for property and equipment	(30,787)	(19,348)

Net cash used for investing activities	(30,787)	(19,348)

Cash flows from financing activities:
Proceeds from loan	8,000	—
Payments on long-term debt	(216)	(125)
Payment for debt issuance costs	—	(102)
Proceeds from exercise of stock options	1,755	4,256

Net cash provided by financing activities	9,539	4,029

Net decrease in cash and cash equivalents	(66,038)	(52,600)

Cash and cash equivalents at beginning of period	69,738	54,144

Cash and cash equivalents at end of period	$3,700	$1,544

The accompanying notes are an integral part of these financial statements.

BROOKSTONE, INC.

Notes to Consolidated Financial Statements

(Unaudited)

1.	The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of the Company, these financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position, the results of operations, and the cash flows for the periods reported. Certain information and footnote disclosures normally included in financial statements presented in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that the accompanying unaudited consolidated financial statements be read in conjunction with the annual financial statements and notes thereto which may be found in the Company’s Fiscal 2003 annual report on Form 10-K.

2.	The results of the thirteen-week and thirty-nine week periods ended October 30, 2004 are not necessarily indicative of the results for the full fiscal year. The Company’s business, like the business of retailers in general, is subject to seasonal influences. Historically, the Company’s fourth fiscal quarter, which includes the winter holiday selling season, has produced a disproportionate amount of the Company’s net sales and substantially all of its income from operations. The Company expects that its business will continue to be subject to such seasonal influences.

3.	Certain amounts in the financial statements of the prior periods have been reclassified for comparative purposes.

4.	Consolidated balance sheet details:

	October 30, 2004	November 1, 2003
Other Current Liabilities:
Merchandise credits and gift certificates	$10,532,000	$9,235,000
Accrued employee compensation and benefits	3,495,000	3,093,000
Rent payable	1,102,000	1,028,000
Sales Returns Reserve	3,353,000	3,027,000
Accrued expenses	10,285,000	9,404,000

	$28,767,000	$25,787,000

Other Long-term Liabilities:
Straight-line rent liability	$7,576,000	$7,282,000
Employee benefit obligations	3,905,000	3,989,000
Other long term liabilities	6,063,000	3,663,000

	$17,544,000	$14,934,000

5.	Accumulated other comprehensive loss consists of the Company’s minimum pension liability and its unrealized loss on cash flow hedge related to the Company’s debt which is disclosed in the accompanying consolidated balance sheets. Total comprehensive loss for the thirteen and thirty-nine week periods is presented below (in thousands):

	Thirteen-weeks		Thirty-nine weeks
	October 30, 2004	November 1, 2003	October 30, 2004	November 1, 2003
Net loss	$(6,679)	$(5,865)	$(11,788)	$(14,591)
Other comprehensive loss:
Unrealized loss on cash flow hedge, net of tax of $33	(51)	—	(51)	—

Total comprehensive loss	$(6,730)	$(5,865)	$(11,839)	$(14,591)

6.	Stock-Based Compensation

The Company has stock option plans in effect that provide for the issuance of non-qualified and incentive stock options. Statement of Financial Accounting Standards No. 123 (“SFAS No. 123”), “Accounting for Stock-Based Compensation”, as amended by Statement of Financial Accounting Standards No. 148 (“SFAS 148”), permits the Company to follow the measurement provisions of APB Opinion No. 25 (“APB No. 25”), “Accounting for Stock Issued to Employees”. Stock Options have historically been granted at or above the market price on the date of the grant. The Company has also issued restricted and deferred stock awards under its stock option plans. During Fiscal 2004, 18,000 options were issued under the provisions of the 1996 Directors’ Stock Option Plan, the Board of Directors approved the award of 65,000 options issued under the 1999 Equity Incentive Plan, 1,000 shares of restricted stock under the 1999 Equity Incentive Plan, and 136,274 shares of deferred stock under the 2004 Equity Incentive Plan. Restricted and deferred stock awards are issued at no cost to the recipient of the award. The market value in excess of cost is charged to income ratably over the period during which these awards vest. The unearned compensation related to these awards is included as a component of shareholders equity. The restricted shares issued in the second quarter of Fiscal 2004 vest ratably over a four-year period as the restrictions lapse commencing May 1, 2005. The deferred shares issued in the second quarter of Fiscal 2004 are subject to the satisfaction of certain performance criteria and vest following the first fiscal quarter of 2007. Had compensation cost for the Company’s stock-based incentive compensation plans been determined based on the fair value at the grant dates of awards under those plans, consistent with the methodology prescribed by SFAS No. 123, as amended by SFAS No. 148, the Company’s net loss and related loss per share for the thirteen-week and thirty-nine week periods ended October 30, 2004 and November 1, 2003 would have been increased to the pro forma amounts indicated below:

	Thirteen-weeks		Thirty-nine weeks
	October 30, 2004	November 1, 2003	October 30, 2004	November 1, 2003
Net loss - as reported	$(6,679)	$(5,865)	$(11,788)	$(14,591)

Deduct: Stock-based employee compensation expense determined under fair value based method, net of related tax effects	(327)	(200)	(685)	(575)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	209	3	347	3

Net loss - pro forma	$(6,797)	$(6,062)	$(12,126)	$(15,163)

Net loss per share – basic and diluted
As reported	$(0.33)	$(0.30)	$(0.58)	$(0.75)
Pro forma	$(0.33)	$(0.31)	$(0.60)	$(0.78)

7.	The exercise of stock options granted under the Company’s stock option plans gives rise to compensation, which is includable in the taxable income of the optionees and deductible by the Company for tax purposes upon exercise. Such compensation reflects an increase in the fair value of the Company’s common stock subsequent to the date of grant. For financial reporting purposes, the tax effect of this deduction is accounted for as a credit to additional paid-in capital. Such exercises resulted in a tax benefit of approximately $1.6 million and $1.9 million for the thirty-nine week periods ended October 30, 2004 and November 1, 2003, respectively, which is reflected in the Company’s operating cash flow.

8.	In March of 2002, the Company was served with a lawsuit brought in California superior court in Los Angeles as a class action on behalf of current and former managers and assistant managers of the Company’s California stores, alleging that they were improperly classified as exempt employees. The lawsuit sought damages including overtime pay, restitution and attorneys fees. On August 15, 2003, a settlement agreement was finalized with a maximum amount of $1.5 million for this matter. As a result of this settlement and settlement of other ongoing routine legal matters, a charge of $1.1 million was recorded during the second quarter of 2003. On April 16, 2004 and April 29, 2004, the Los Angeles Superior Court (“Court”) held hearings to determine whether the Class Action Settlement and Release Agreement (“Agreement”) negotiated between Brookstone and various named Plaintiffs should be granted final approval. On April 29, 2004, the Court ruled that the Agreement was fair, reasonable, and adequate to the class members, certified a class for settlement purposes only, and overruled the one objection to the Agreement filed by one class member. On May 5, 2004, the Court: (1) entered an order granting final approval to the Agreement; and (2) entered judgment dismissing the wage and hour class actions filed in Los Angeles County (Berry, et al. v. Brookstone) and Santa Barbara (Charbonnea v. Brookstone) against Brookstone with prejudice as to all class members, with the exception of the four class members who opted out of the Agreement. On July 6, 2004, one class member appealed the final order of the Court. Settlement funds will be distributed on terms ordered by the Court after the appeal is resolved.

9.	Business conducted by the Company is segmented into two distinct areas determined by the method of distribution channel. The retail segment is comprised of all full-year stores in addition to all temporary stores and kiosks. Retail product distribution is conducted directly through the store location. The direct marketing segment is comprised of three catalog titles (Hard-to-Find Tools, Brookstone Catalog and Gardeners Eden), the Internet sites www.Brookstone.com and www.Gardenerseden.com and sales to corporate customers. Direct marketing product distribution is conducted through the Company’s direct marketing customer sales and contact center, through its distribution facility located in Mexico, Missouri and by the Company’s vendors. Both segments of the Company sell similar products, although not all Company products are fully available within both segments.

All costs directly attributable to the direct marketing segment are so charged while all remaining operating costs are charged to the retail segment. The Company’s management does not review assets by segment nor are assets by segment available.

The tables below disclose segment net sales and pre-tax loss for the thirteen-week and thirty-nine week periods ended October 30, 2004 and November 1, 2003 (in thousands).

Thirteen-weeks:	Net Sales		Income (Loss) before taxes and other party interests in consolidated entities
	October 30, 2004	November 1, 2003	October 30, 2004	November 1, 2003
Reportable segment:
Retail	$69,542	$60,247	$(10,756)	$(9,526)
Direct Marketing	15,813	13,410	1,071	287

Reconciling items:
Interest expense	—	—	(422)	(379)
Interest income	—	—	107	81

Consolidated:	$85,355	$73,657	$(10,000)	$(9,537)

Thirty-nine weeks:	Net Sales		Income (Loss) before taxes and other party interests in consolidated entities
	October 30, 2004	November 1, 2003	October 30, 2004	November 1, 2003
Reportable segment:
Retail	$217,193	$177,551	$(18,071)	$(23,121)
Direct Marketing	43,929	37,537	849	5

Reconciling items:
Interest expense	—	—	(1,140)	(1,085)
Interest income	—	—	380	476

Consolidated:	$261,122	$215,088	$(17,982)	$(23,725)

10.	In the first quarter of Fiscal 2004, the Board of Directors approved a 3-for-2 stock split in the form of a 50 percent stock dividend which was paid on April 26, 2004 to shareholders of record as of April 19, 2004. All common shares and per share amounts in these financial statements reflect the stock split.

Basic and diluted earnings per share (EPS) were calculated for the thirteen-week and thirty-nine week periods ended October 30, 2004 and November 1, 2003 as follows:

	Thirteen-Weeks Ended		Thirty-Nine Weeks Ended
	October 30, 2004	November 1, 2003	October 30, 2004	November 1, 2003
Net loss	$(6,679)	$(5,865)	$(11,788)	$(14,591)

Weighted average number of common shares outstanding	20,341	19,737	20,183	19,424
Effect of dilutive securities:
Stock options	—	—	—	—

Weighted average number of common shares as adjusted	20,341	19,737	20,183	19,424

Net loss per share – basic and diluted	$(0.33)	$(0.30)	$(0.58)	$(0.75)

For the thirteen-week and thirty-nine week periods ended October 30, 2004, antidilutive shares of 704,493 and 744,265 were excluded from the computations of diluted earnings per share. For the thirteen-week and thirty-nine week periods ended November 1, 2003, antidilutive shares of 739,517 and 571,304 respectively were excluded from the computations of diluted earnings per share.

11.	Recent Accounting Pronouncements

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

In May 2004, the FASB released Staff Position No. 106-2, “Accounting and Disclosure Requirements related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (“FSP 106-2”), which supercedes Staff Position No. 106-1. FSP 106-2 addresses the accounting and disclosure implications that are expected to arise as a result of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 enacted on December 8, 2003. The Company reviewed its medical plan and has not been able to determine if it is actuarially equivalent to Medicare and the post retirement medical costs disclosed in Note 13 do not reflect any amount associated with the federal subsidy. Changes to assumptions resulting from the incorporation of this Act will be recorded in conjunction with the next plan measurement date.

12.	Joint Ventures

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

Under the requirements of FIN46R, variable interest entities are required to be consolidated if the total equity investment at risk is not sufficient to permit the entity to finance its activities without financial support or the equity investors lack certain specified characteristics of a controlling financial interest. The Company has reviewed the requirements of FIN 46R and has determined that the Atlanta Joint Venture qualifies as a Variable Interest Entity (“VIE”) as of its inception date in Fiscal 2001 and that the Company is the primary beneficiary of the VIE. As primary beneficiary, the Company consolidated this entity effective for the first fiscal quarter of 2004 which is the Company’s first interim or annual reporting period ending after March 15, 2004 as required by this interpretation. As a result of the consolidation, $1.1 million of the Atlanta joint venture assets, $581 thousand in majority interests and no liabilities are reflected in the Company’s October 30, 2004 balance sheet. Additionally, as a result of the Atlanta joint venture consolidation, the Company’s revenues increased by $1.2 million and $3.6 million, cost of sales increased $578 thousand and $1.8 million, selling and general administrative expenses increased $355 thousand and $1.0 million, and other party interests in consolidated entities, net of tax increased $93 thousand and $214 thousand respectively for the thirteen and thirty-nine week periods ended October 30, 2004. Additionally, interest expense increased by $1 thousand and $3 thousand for the thirteen and thirty-nine week periods ended October 30, 2004 respectively. The consolidation had no impact on the Company’s consolidated net loss for the thirteen and thirty-nine week periods ended October 30, 2004.

13.	Post-Retirement Pension and Medical Benefit Plans

The Company contributed more than the minimum required amount for the past year to the pension plan. As a result, there is no required contribution during Fiscal 2004, but in September of 2004, the Company contributed approximately $340 thousand to maintain a funded status that is more than the minimal required level under IRS regulations.

The components of net periodic pension cost were as follows:

	Thirteen-Weeks Ended		Thirty-Nine Weeks Ended
	October 30, 2004	November 1, 2003	October 30, 2004	November 1, 2003
Service cost	$31,000	$32,000	$93,000	$95,000
Interest cost	78,000	76,000	234,000	228,000
Expected return on plan assets	(74,000)	(60,000)	(219,000)	(179,000)
Recognized net actuarial loss	25,000	25,000	75,000	74,000

Net periodic benefit cost	$60,000	$73,000	$183,000	$218,000

The components of the net periodic post-retirement medical benefits cost were:

	Thirteen-Weeks Ended		Thirty-Nine Weeks Ended
	October 30, 2004	November 1, 2003	October 30, 2004	November 1, 2003
Service cost	$4,000	$3,000	$12,000	$9,000
Interest cost	16,000	17,000	48,000	51,000
Amortization of prior service cost	(15,000)	(15,000)	(45,000)	(45,000)
Recognized net actuarial gain	(4,000)	(5,000)	(12,000)	(15,000)

Net periodic benefit cost	$1,000	$—	$3,000	$—

14.	Defined Contribution Supplemental Executive Retirement Plan

On September 7, 2004, the Compensation Committee of the Board of Directors of Brookstone, Inc. approved a Defined Contribution Supplemental Executive Retirement Plan and named Michael F. Anthony, the Company’s Chairman, President and Chief Executive Officer, and Director as a participant in such plan. A charge of approximately $184 thousand was recorded to selling, general and administrative expenses during the quarter as a result of this plan.

15.	Revolving Credit Agreement

The Company maintains a revolving credit agreement to finance inventory purchases, which historically peak in the third quarter in anticipation of the winter holiday selling season. At October 30, 2004 and at November 1, 2003 the Company had no borrowings outstanding under its revolving credit agreement. Amounts due under the facility were collateralized by the personal property of the Company, tangible or intangible including all stock of Brookstone, Inc.’s subsidiaries, but excluding real property, machinery and equipment encumbered on February 21, 2002, and general intangibles. The collateral interest in the facility was subject to collateral release conditions dependent upon four consecutive quarters fixed charge coverage ratio of 1.40 to 1.00 and consolidated EBITDA for the four quarters then ended of at least $34.5 million. During the second fiscal quarter of 2004, the Company agreed with its lenders to forego its collateral release conditions in exchange for reduced interest rates within its revolving credit agreement (“Amendment No. 2”). The new fixed charge coverage ratios that determine which of three different levels of fees and applicable margin rates are to be charged on applicable borrowings are as follows: the Company may borrow at either the agent bank’s base lending rate plus the applicable percentage (0.250%, 0.000% or 0.000%), or the Eurodollar rate for the applicable period plus the applicable percentage (1.750%, 1.500%, or 1.250%). In addition, the Company is obligated to pay a fee of 0.500%, 0.375% or 0.300% on the unused portion of the commitment, 0.875%, 0.750%, or 0.625% on the documentary letters of credit and 1.875%, 1.625% or 1.375% on the standby letters of credit. Amendment No. 2 also adjusted certain capital expenditure restrictions, including an increase in aggregate spending allowed for the new headquarters facility from $10.0 million to $11.0 million in either Fiscal 2003 or Fiscal 2004.

16.	Debt

In August of Fiscal 2004, the Company entered into an $8.0 million mortgage loan agreement with a ten year term to finance its new headquarters facility. Concurrent with the mortgage loan agreement, the Company entered into an interest rate swap agreement with a notional amount of $4.0 million to hedge a portion of future fluctuations in the mortgage loan’s interest rates. The mortgage loan requires monthly principal payments of $66,666.67 and the interest rate is tied to the LIBOR rate index plus 1%. The interest rate swap agreement carries a fixed interest rate of 5.67%. The mortgage loan is collateralized by the facility. Additionally, the Company relocated its headquarters operations to the new facility during August 2004.

Scheduled payments of principal on the mortgage loan (in thousands) are as follows:

Fiscal Year	2004	2005	2006	2007	2008	Thereafter	Total
	$333	800	800	800	800	4,467	$8,000

Of the 2004 amount, $133 thousand has been paid prior to October 30, 2004

BROOKSTONE, INC.

Item 2

Management’s Discussion and Analysis of

Financial Condition and Results of Operations for the

Thirteen-Week and Thirty-Nine Week Periods Ended October 30, 2004

Results of Operations

For the thirteen-week and thirty-nine week periods ended October 30, 2004, net sales increased 15.9% and 21.4% respectively over the comparable periods last year. For the quarter, retail sales increased $9.3 million or 15.4% over the comparable period last year. Year to date retail sales increased $39.6 million or 22.3% over the comparable period last year. Same store sales increased 4.3% for the quarter and 12.2% for the year to date period ended October 30, 2004 generating $2.6 million and $21.4 million in increased retail sales, respectively. The Company considers retail stores that have been open for the entire prior fiscal year and expected to be open for the entire current fiscal year “same stores”. Retail locations that were remodeled or relocated are not removed from this calculation. Driving the quarter’s retail same store sales increases were new product introductions and strong sales performances in Games, Travel, Personal Care and Home Comfort categories. These improved performances were partially offset by a decline in sales performance in the Massage category. The remaining retail sales increase of $6.7 million for the quarter and $18.2 million year to date primarily resulted from the opening of 20 new stores less two store closings subsequent to the third quarter of Fiscal 2003. The total number of stores open at the end of the thirty-nine week period ended October 30, 2004 was 288 versus 270 at the end of the comparable period in Fiscal 2003.

Direct marketing sales for the thirteen-week period ended October 30, 2004 increased to $15.8 million versus the comparable period last year of $13.4 million. Year-to-date, direct marketing sales increased to $43.9 million as compared to $37.5 million last year. The $2.4 million increase for the quarter is comprised of a $1.6 million or 12.8% increase in the Brookstone Brand (Hard-to-Find Tools, Brookstone Catalog, Internet and Corporate Sales) driven primarily by the 25.7% increase in catalog pages circulated. For the quarter Gardeners Eden direct marketing sales increased $0.8 million or 74.7% driven primarily by the 58.7% increase in catalog pages circulated. The year to date increase in direct marketing of $6.4 million is comprised of a $6.0 million or 19.2% increase in the Brookstone Brand (Hard-to-Find Tools, Brookstone Catalog, Internet and Corporate Sales) driven primarily by an increase of approximately 36.0% in catalog pages circulated. Year to date Gardeners Eden direct marketing sales increased $0.4 million or 5.3% primarily as a result of increased catalog pages circulated of 6.8% year to date.

For the thirteen-week period ended October 30, 2004, gross profit as a percentage of net sales increased 1.6% to 31.0% versus 29.4% for the comparable period last year due to a decrease of 0.8% in occupancy costs and a decrease of 0.3% in order postage expense (costs associated with the delivery of products to customers) primarily as a result of leveraging sales. Aiding the decreases from occupancy costs and order postage expense was an improvement in product margins of 0.5% driven primarily by improved product purchase margins. For the thirty-nine week period ended October 30, 2004 gross profit as a percentage of net sales increased 2.9% to 32.2% versus 29.3% for the comparable period last year primarily due to a decrease of 2.1% in occupancy costs as a result of leveraging sales. Also contributing to the year to date increase in gross profit as a percent of net sales were a year to date improvement in product purchase margins of 0.2%, reduced markdowns of 0.2% and a decrease of 0.2% in order postage expense.

For the thirteen week period ended October 30, 2004, selling, general and administrative expenses as a percentage of net sales increased 0.3% to 42.3% versus 42.0% for the comparable period last year. These increases were primarily due to increases in advertising costs of 0.4%, driven by increased catalog circulation. Increases in professional service costs of 1.2% driven primarily by legal costs and costs associated with the Company’s compliance with Sarbanes Oxley. These increases were offset by improvements in various costs as a result of leveraging the sales increase, especially in an improvement in selling costs of 0.7% and payroll of 0.3%. For the thirty-nine week period ended October 30, 2004, selling, general and administrative expenses as a percentage of net sales decreased 1.3% to 38.8% versus 40.1% for the comparable period last year. The year to date decrease in percentage was primarily a result of payroll expenses resulting from leveraging sales (1.2%).

Net interest expense for the thirteen-week and thirty-nine week periods ended October 30, 2004 was $315 thousand and $760 thousand respectively compared to $298 thousand and $609 thousand during the comparable periods last year. The increase for the quarter is primarily the result of an increase in interest expense as a result of interest on the headquarters loan. This increase was only partially offset by increased interest income in the quarter due to higher cash balances in the third quarter of Fiscal 2004 as compared to the third quarter of Fiscal 2003. The year to date increase resulted primarily from a decrease in interest income as a result of lower interest rates earned on investments in Fiscal 2004 and interest expense in 2004 on the headquarters loan.

For the thirteen and thirty-nine week periods ended October 30, 2004, the Company recorded an effective income tax rate of 34.6% and 36.4%, respectively, inclusive of certain discrete items recorded in the third quarter. These discrete items were primarily associated with provision to return adjustments determined when the Company filed their tax returns. On October 22, 2004, the American Jobs Creation Act was signed into Law. The Company is evaluating the Act and its potential impact on the Company.

The Company operates two of its airport locations in Chicago, four airport locations in Atlanta and one airport location in Las Vegas under three separate Joint Venture arrangements. The Company has a 70% ownership interest in the Chicago venture, a 49% ownership interest in the Atlanta venture and an 80% ownership in the Las Vegas venture. In Fiscal 2004, all of these joint venture entities are consolidated in the Company’s financial statements. The ownership interest in the revenues and expenses for these joint ventures for the third fiscal quarter of 2004 and year to date 2004 belonging to the Company’s Joint Venture partners (the 30% ownership interest in the Chicago venture, the 51% ownership interest in the Atlanta venture and the 20% ownership interest in the Las Vegas venture) comprises the balance of $143 thousand, net of tax, and $343 thousand, net of tax, respectively, in other party interests in consolidated entities on the Statement of Operations. Prior to Fiscal 2004, the Atlanta joint venture was accounted for as an equity investment and as such the Joint Venture partner’s interests were not consolidated.

As a result of the foregoing, the Company reported a net loss of $6.7 million, or $0.33 per basic and diluted share for the thirteen-week period ended October 30, 2004, as compared to a net loss of $5.9 million, or $0.30 per basic and diluted share, for the comparable period last year. For the thirty-nine week period ended October 30, 2004 the Company reported a net loss of $11.8 million, or $0.58 per basic and diluted share as compared to a net loss of $14.6 million, or $0.75 per basic and diluted share, for the comparable period last year (after reflecting one-time legal settlements of $1.1 million or $0.03 per basic and diluted share).

Financial Condition

For the thirty-nine week period ended October 30, 2004, net cash used by operating activities totaled $44.8 million, primarily as a result of the purchase of inventory, the net loss, and a decrease in other current liabilities resulting primarily from the payment of income taxes ($9.1 million) and the payment of accrued incentive compensation ($6.3 million). Cash used for investment activities during the first thirty-nine weeks of Fiscal 2004, representing the purchase of property and equipment, amounted to $30.8 million. Cash from financing activities during the thirty-nine week period of Fiscal 2004 amounted to $9.5 million, resulting primarily from proceeds from the headquarters loan and the exercise of stock options. These increases in cash were partially offset by long-term debt payments.

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

Merchandise inventories increased 47.8% to $98.8 million at October 30, 2004 compared to $66.9 at January 31, 2004 reflecting merchandise purchases to support the holiday selling season. Merchandise inventories at October 30, 2004 increased approximately 16.6% compared to the balance of $84.8 million at November 1, 2003 to support the additional store base and sales growth in Fiscal 2004.

Other current assets increased 18.9% to $7.4 million from $6.2 million at January 31, 2004 primarily as a result of increased prepayments of state income taxes.

The Company’s $30.8 million in capital expenditures for the thirty-nine week period ended October 30, 2004 were primarily related to construction of the new headquarters building, the continued expansion of the distribution center (primarily Phase III—the replacement of the current material handling system), the opening of 14 Brookstone stores and one Gardener’s Eden store, the remodel of 11 Brookstone stores and construction related to stores anticipated to open in the upcoming fiscal quarter. For the Fiscal 2004 year, the Company will open 20 new stores, of which three are in airport locations and two of which are Gardener’s Eden stores, and will remodel a total of 12 stores, all in the new store format developed in Fiscal 2002. In Fiscal 2004, the Company spent approximately $7.3 million on all phases of the Distribution Center Expansion, of which $6.5 was spent on Phase III, which was completed in third quarter. In late Fiscal 2003, the Company began construction of its new headquarters facility, which was completed in the third fiscal quarter of 2004. The Company spent approximately $8.6 million of the $10.3 million project in Fiscal 2004.

Other assets increased $7.9 million to $10.3 million at October 30, 2004 from $2.4 million at January 31, 2004 primarily as a result of costs incurred to produce catalogs for the fourth quarter.

Accounts payable increased $15.3 million to $31.1 million at October 30, 2004 as compared to $15.8 million at January 31, 2004 primarily reflecting the purchase of merchandise inventory.

The Company maintains a revolving credit agreement to finance inventory purchases, which historically peak in the third quarter in anticipation of the winter holiday selling season. At October 30, 2004 and at November 1, 2003 the Company had no borrowings outstanding under its revolving credit agreement. Amounts due under the facility were collateralized by the personal property of the Company, tangible or intangible including all stock of Brookstone, Inc.’s subsidiaries, but excluding real property, machinery and equipment encumbered on February 21, 2002, and general intangibles. The collateral interest in the facility was subject to collateral release conditions dependent upon four consecutive quarters fixed charge coverage ratio of 1.40 to 1.00 and consolidated EBITDA for the four quarters then ended of at least $34.5 million. During the second fiscal quarter of 2004, the Company agreed with its lenders to forego its collateral release conditions in exchange for reduced interest rates within its revolving credit agreement (“Amendment No. 2”). The new fixed charge coverage ratios that determine which of three different levels of fees and applicable margin rates are to be charged on applicable borrowings are as follows: the Company may borrow at either the agent bank’s base lending rate plus the applicable percentage (0.250%, 0.000% or 0.000%), or the Eurodollar rate for the applicable period plus the applicable percentage (1.750%, 1.500%, or 1.250%). In addition, the Company is obligated to pay a fee of 0.500%, 0.375% or 0.300% on the unused portion of the commitment, 0.875%, 0.750%, or 0.625% on the documentary letters of credit and 1.875%, 1.625% or 1.375% on the standby letters of credit. Amendment No. 2 also adjusted certain capital expenditure restrictions, including an increase in aggregate spending allowed for the new headquarters facility from $10.0 million to $11.0 million in either Fiscal 2003 or Fiscal 2004.

In conjunction with the expansion of its distribution center, in the first quarter of fiscal 2004, the Company amended the distribution center capital lease, extending the expiration date from October 2013 to March 2024 and reduced the interest rate to prime from prime plus 1% per annum.

In August of Fiscal 2004, the Company entered into an $8.0 million mortgage loan agreement with a ten year term to finance its new headquarters facility. Concurrent with the mortgage loan agreement, the Company entered into an interest rate swap agreement with a notional amount of $4.0 million to hedge a portion of future fluctuations in the mortgage loan’s interest rates. The mortgage loan requires monthly principal payments of $66,666.67 and the interest rate is tied to the LIBOR rate index plus 1%. The interest rate swap agreement carries a fixed interest rate of 5.67%. (See Note 14 for scheduled principal maturities on the loan). The mortgage loan is collateralized by the facility. During August 2004, the Company relocated its headquarters operations to the new facility.

The Company believes that cash on hand, anticipated cash generated from operations and available borrowings will be sufficient to finance its remaining capital requirements in Fiscal 2004. In the third quarter of Fiscal 2004, the Company funded $340 thousand for its obligation under its defined pension plan.

Critical Accounting Estimates

The preparation of the Company’s consolidated financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expense during the reporting periods. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 1 of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended January 31, 2004 describe the significant accounting policies and critical accounting estimates used in the preparation of the consolidated financial statements. The Company’s management is required to make judgments and estimates about the effect of matters that are inherently uncertain. Actual results could differ from management’s estimates. There have been no significant changes in the Company’s critical accounting estimates during the quarter or thirty-nine weeks ended October 30, 2004.

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

Item 3: Quantitative and Qualitative Disclosures about Market Risk

The Company’s interest rate exposure is most sensitive to fluctuations in interest rates in the United States, which impact interest paid on its debt. A 10% change in the weighted average interest rate on the Company’s variable rate debt would be immaterial to the Company’s consolidated financial positions, results of operations or cash flows.

Item 4: Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company’s Disclosure Committee and the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of October 30, 2004 pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings. There have also not been any changes in the Company’s internal controls or in other factors that could significantly affect internal controls that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect the Company’s internal controls over financial reporting, nor were any corrective actions required with regard to significant deficiencies and material weaknesses.

PART II

Other Information

Item 1: LEGAL PROCEEDINGS

In March of 2002, the Company was served with a lawsuit brought in California superior court in Los Angeles as a class action on behalf of current and former managers and assistant managers of the Company’s California stores, alleging that they were improperly classified as exempt employees. The lawsuit sought damages including overtime pay, restitution and attorneys fees. On August 15, 2003, a settlement agreement was finalized with a maximum amount of $1.5 million for this matter. As a result of this settlement and settlement of other ongoing routine legal matters, a charge of $1.1 million was recorded during the second quarter of 2003. On April 16, 2004 and April 29, 2004, the Los Angeles Superior Court (“Court”) held hearings to determine whether the Class Action Settlement and Release Agreement (“Agreement”) negotiated between Brookstone and various named Plaintiffs should be granted final approval. On April 29, 2004, the Court ruled that the Agreement was fair, reasonable, and adequate to the class members, certified a class for settlement purposes only, and overruled the one objection to the Agreement filed by one class member. On May 5, 2004, the Court: (1) entered an order granting final approval to the Agreement; and (2) entered judgment dismissing the wage and hour class actions filed in Los Angeles County (Berry, et al. v. Brookstone) and Santa Barbara (Charbonnea v. Brookstone) against Brookstone with prejudice as to all class members, with the exception of the four class members who opted out of the Agreement. On July 6, 2004, one class member appealed the final order of the Court. Settlement funds will be distributed on terms ordered by the Court after the appeal is resolved.

Brookstone is also involved in various other legal proceedings related to the conduct of its business. The Company does not believe that any of these legal proceedings individually or in the aggregate will have a material adverse effect on Brookstone’s financial condition, results of operations or cash flows.

Item 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

Item 3: DEFAULT UPON SENIOR SECURITIES

None

Item 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

Item 5: OTHER INFORMATION

None

Item 6: EXHIBITS AND REPORTS ON FORM 8-K

A)	10. 46 Employment Agreement dated September 20, 2004 between the Company and Steven Strickland (filed herewith)

B)	Reports on Form 8-K

Current Report on Form 8-K dated September 27, 2004 announcing the appointment of Steven Strickland as Vice President of Marketing.

Current Report on Form 8-K dated November 4, 2004 – On November 4, 2004, the Company furnished a press release reporting sales results for the third fiscal quarter ended October 30, 2004.

Current Report on Form 8-K dated November 19, 2004 – On November 19, 2004, the Company furnished a press release reporting financial results for the third fiscal quarter ended October 30, 2004.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Brookstone, Inc.
(Registrant)

/s/ Philip W. Roizin
December 9, 2004	(Signature)

Philip W. Roizin
Executive Vice President, Finance and Administration,
Treasurer and Secretary
(Principal Financial Officer and duly authorized to sign on behalf of registrant