Form 10-Q/A
period 2004-10-30
BROOKSTONE INC
filed 2004-12-15
CIK 830134

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

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

Explanatory Note

This amendment to our quarterly report on Form 10-Q for the quarterly period ended October 30, 2004 is filed to correct for mechanical and transposition errors and other items contained in our prior filing as follows:

1)	the amount disclosed in the Consolidated Balance Sheet for Other current liabilities for the period ended November 1, 2003, was changed from $25,767 to $25,787 (both amounts in thousands);

2)	the amount disclosed as the Increase in other long-term liabilities in the Consolidated Statement of Cash Flows for the fiscal period ended October 30, 2004 was changed from $1,190 to $2,546 (both amounts in thousands);

3)	brackets were inserted to indicate a decrease in working capital as a result of Other current liabilities in the Statement of Cash Flows for both fiscal periods ended October 30, 2004 and November 1, 2003.

4)	inclusion in Note 4 of January 31, 2004 other current liabilities detail and other long-term liabilities detail;

5)	The Company’s Consolidated Balance Sheet disclosure was expanded to include a non-current asset line item for “Intangible assets, net” and reporting those balances of $3,920, $4,123 and $4,191 (in thousands) for the fiscal periods ended October 30, 2004, January 31, 2004 and November 1, 2003, respectively. The amounts disclosed for Other assets were reduced to $10,263, $2,390 and $7,610 (in thousands) for the fiscal periods ended October 30, 2004, January 31, 2004 and November 1, 2003, respectively, to reflect the break out of net intangible assets.

All totals and subtotals on the Company’s Consolidated Balance Sheet and Consolidated Statement of Cash Flows were unaffected by the changes noted above. This amendment includes Item 1. No other items were impacted.

PART I

Item 1:

BROOKSTONE, INC.

CONSOLIDATED BALANCE SHEET

(In thousands, except share data)

(Unaudited)

	October 30, 2004	January 31, 2004	November 1, 2003
Assets
Current assets:
Cash and cash equivalents	$3,700	$69,738	$1,544
Receivables, net	8,002	7,476	7,044
Merchandise inventories	98,845	66,876	84,771
Deferred income taxes	13,027	4,799	15,258
Other current assets	7,389	6,217	6,548

Total current assets	130,963	155,106	115,165
Deferred income taxes, net	4,731	4,738	5,091
Property and equipment, net	74,796	53,970	50,300
Intangible assets, net	3,920	4,123	4,191
Other assets	10,263	2,390	7,610

	$224,673	$220,327	$182,357

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$31,092	$15,759	$27,001
Other current liabilities	28,767	41,417	25,787

Total current liabilities	59,859	57,176	52,788
Other long-term liabilities	17,544	15,676	14,934
Long-term debt	8,986	1,941	1,985
Commitments and contingencies
Other party interests in consolidated entities	1,088	410	350
Shareholders’ equity:
Preferred stock, $0.001 par value:
Authorized - 2,000,000 shares; issued and outstanding - 0 shares at October 30, 2004, January 31, 2004 and November 1, 2003
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

BROOKSTONE, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands)

(Unaudited)

	Thirty-Nine Weeks Ended
	October 30, 2004	November 1, 2003
Cash flows from operating activities:
Net loss	$(11,788)	$(14,591)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	10,164	8,990
Amortization of debt issuance costs	139	166
Stock based compensation expense	544	—
Deferred income taxes	(8,221)	(10,334)
Related tax benefits on exercise of stock options	1,560	1,879
Increase in other assets	(8,012)	(5,761)
Increase in other long-term liabilities	2,546	1,120
Changes in working capital:
Accounts receivable, net	(526)	(965)
Merchandise inventories	(31,969)	(25,784)
Other current assets	(1,172)	(1,227)
Accounts payable	15,333	16,281
Other current liabilities	(13,388)	(7,055)

Net cash used for operating activities	(44,790)	(37,281)

Cash flows from investing activities:
Expenditures for property and equipment	(30,787)	(19,348)

Net cash used for investing activities	(30,787)	(19,348)

Cash flows from financing activities:
Proceeds from loan	8,000	—
Payments on long-term debt	(216)	(125)
Payment for debt issuance costs	—	(102)
Proceeds from exercise of stock options	1,755	4,256

Net cash provided by financing activities	9,539	4,029

Net decrease in cash and cash equivalents	(66,038)	(52,600)
Cash and cash equivalents at beginning of period	69,738	54,144

Cash and cash equivalents at end of period	$3,700	$1,544

The accompanying notes are an integral part of these financial statements.

BROOKSTONE, INC.

Notes to Consolidated Financial Statements

(Unaudited)

1.	The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of the Company, these financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position, the results of operations, and the cash flows for the periods reported. Certain information and footnote disclosures normally included in financial statements presented in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that the accompanying unaudited consolidated financial statements be read in conjunction with the annual financial statements and notes thereto which may be found in the Company’s Fiscal 2003 annual report on Form 10-K.

2.	The results of the thirteen-week and thirty-nine week periods ended October 30, 2004 are not necessarily indicative of the results for the full fiscal year. The Company’s business, like the business of retailers in general, is subject to seasonal influences. Historically, the Company’s fourth fiscal quarter, which includes the winter holiday selling season, has produced a disproportionate amount of the Company’s net sales and substantially all of its income from operations. The Company expects that its business will continue to be subject to such seasonal influences.

3.	Certain amounts in the financial statements of the prior periods have been reclassified for comparative purposes.

4.	Consolidated balance sheet details:

	October 30, 2004	January 31, 2004	November 1, 2003
Other Current Liabilities:
Merchandise credits and gift certificates	$10,532,000	$10,238,000	$9,235,000
Accrued employee compensation and benefits	3,495,000	9,687,000	3,093,000
Rent payable	1,102,000	1,185,000	1,028,000
Income taxes payable	—	9,125,000	—
Sales Returns Reserve	3,353,000	2,916,000	3,027,000
Accrued expenses	10,285,000	8,266,000	9,404,000

	$28,767,000	$41,417,000	$25,787,000

Other Long-term Liabilities:
Straight-line rent liability	$7,576,000	$7,104,000	$7,282,000
Employee benefit obligations	3,905,000	3,825,000	3,989,000
Other long term liabilities	6,063,000	4,747,000	3,663,000

	$17,544,000	$15,676,000	$14,934,000

5.	Accumulated other comprehensive loss consists of the Company’s minimum pension liability and its unrealized loss on cash flow hedge related to the Company’s debt which is disclosed in the accompanying consolidated balance sheets. Total comprehensive loss for the thirteen and thirty-nine week periods is presented below (in thousands):

	Thirteen-weeks		Thirty-nine weeks
	October 30, 2004	November 1, 2003	October 30, 2004	November 1, 2003
Net loss	$(6,679)	$(5,865)	$(11,788)	$(14,591)
Other comprehensive loss:
Unrealized loss on cash flow hedge, net of tax of $33	(51)	—	(51)	—

Total comprehensive loss	$(6,730)	$(5,865)	$(11,839)	$(14,591)

6.	Stock-Based Compensation

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
Thirteen-weeks:
Reportable segment:
Retail	$69,542	$60,247	$(10,756)	$(9,526)
Direct Marketing	15,813	13,410	1,071	287
Reconciling items:
Interest expense	—	—	(422)	(379)
Interest income	—	—	107	81

Consolidated:	$85,355	$73,657	$(10,000)	$(9,537)

	Net Sales		Income (Loss) before taxes and other party interests in consolidated entities
	October 30, 2004	November 1, 2003	October 30, 2004	November 1, 2003
Thirty-nine weeks:
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

In August of Fiscal 2004, the Company entered into an $8.0 million mortgage loan agreement with a ten-year term to finance its new headquarters facility. Concurrent with the mortgage loan agreement, the Company entered into an interest rate swap agreement with a notional amount of $4.0 million to hedge a portion of future fluctuations in the mortgage loan’s interest rates. The mortgage loan requires monthly principal payments of $66,666.67 and the interest rate is tied to the LIBOR rate index plus 1%. The interest rate swap agreement carries a fixed interest rate of 5.67%. The mortgage loan is collateralized by the facility. Additionally, the Company relocated its headquarters operations to the new facility during August 2004.

Scheduled payments of principal on the mortgage loan (in thousands) are as follows:

Fiscal Year	2004	2005	2006	2007	2008	Thereafter	Total
	$333	800	800	800	800	4,467	$8,000

Of the 2004 amount, $133 thousand has been paid prior to October 30, 2004.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Brookstone, Inc.
(Registrant)

/s/ Philip W. Roizin
December 15, 2004 (Signature)

Philip W. Roizin Executive Vice President, Finance and Administration, Treasurer and Secretary (Principal Financial Officer and duly authorized to sign on behalf of registrant