Form 10-K
period 2005-01-29
BROOKSTONE INC
filed 2005-04-29
CIK 830134

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 29, 2005

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

At July 31, 2004 the aggregate market value of common stock held by non-affiliates of the Registrant was $356,335,606 based on the closing price ($17.53 per share) for the common stock as reported on The NASDAQ Stock Market on July 30, 2004. The registrant has no non-voting common stock.

The number of shares outstanding of the Registrant’s Common Stock, $.001 par value, as of March 11, 2005 was 20,365,287 shares.

Documents Incorporated By Reference

Portions of the Registrant’s Proxy Statement for its 2004 Annual Meeting of Stockholders are incorporated by reference in Part III hereof.

Table of Exhibits appears on Page 48.

BROOKSTONE, INC.

2004 FORM 10-K ANNUAL REPORT

Part IV
Item 15.	Exhibits and Financial Statement Schedules	47

Signatures		93

Exhibits Filed Herewith:

Exhibit 21.1	Subsidiaries of the Registrant (filed herewith)

Exhibit 23.1	Consent of Independent Registered Public Accounting Firm

Exhibit 31.1	Certification by Principal Executive Officer required by Rule 13a-14(a)/15d-14(a) of The Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

Exhibit 31.2	Certification by Principal Financial Officer required by Rule 13a-14(a)/15d-14(a) of The Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

Exhibit 32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

Exhibit 32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

Forward-Looking Statements

This Annual Report on Form 10-K, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7, contains forward-looking statements that involve risks, uncertainties and assumptions. If the risks or uncertainties materialize or the assumptions prove incorrect, the results of Brookstone, Inc. and its consolidated subsidiaries (“Brookstone”) may differ materially from those expressed or implied by such forward-looking statements and assumptions. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including but not limited to any projections of earnings, revenue, expenses or other financial items; any statements of the plans, strategies and objectives of management for future operations, including the execution of restructuring plans and remediation of execution issues; any statements concerning developments, performance or market share relating to products or services; any statements regarding future economic conditions or performance; any statements regarding pending investigations, claims or disputes; any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing. The risks, uncertainties and assumptions referred to above include macroeconomic and geopolitical trends and events; the outcome of pending legislation; the execution and performance of contracts by suppliers, customers and partners; employee management issues; the challenge of managing asset levels, including inventory; the difficulty of aligning expense levels with revenue changes; assumptions related to pension and other post-retirement costs; and other risks that are described herein, including but not limited to the items discussed in “Outlook: Important Factors and Uncertainties” set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this report, and that are otherwise described from time to time in Brookstone’s Securities and Exchange Commission reports filed after this report. Brookstone assumes no obligation and does not intend to update these forward-looking statements.

PART I

ITEM 1. Business

Brookstone, Inc. (“We”, “Brookstone” or the “Company”) is a nationwide specialty retailer that develops unique, innovative and proprietary-branded products and offers them to customers via multiple distribution channels, including Retail Stores and Direct Marketing via catalogs and the Internet. The Company’s portfolio includes three brands: Brookstone, Hard-to-Find-Tools and Gardeners Eden. The Brookstone brand features an assortment of functional, distinctly designed and high-quality consumer products that are not widely available from other retailers. Brookstone’s merchandise selection includes products in four categories: Home and Office, Travel and Auto, Outdoor Living and Health and Fitness. Hard-to-Find-Tools features innovative solutions to common problems and tasks around the home and garden. Gardeners Eden is a fashion and lifestyle brand that features high quality, garden-inspired outdoor furniture, a wide selection of live plants and an array of indoor and outdoor garden-themed décor.

Brookstone, Inc. offers approximately 2,500 active stock-keeping units (“SKUs”) for Brookstone and Hard-to-Find-Tools, and approximately 2,500 SKUs for Gardeners Eden at any given time. The Company sells its products through 293 full-year stores (including 37 airport-based stores, five Gardeners Eden stores and three outlet stores) in 41 states, the District of Columbia and Puerto Rico. In addition to these full-year stores, Brookstone operates temporary stores and kiosks primarily during the winter holiday season. In 2004, Brookstone operated 61 temporary locations. The Company also operates a Direct Marketing business that includes three catalog titles (Brookstone, Hard-To-Find-Tools and Gardeners Eden), two interactive Internet websites (www.brookstone.com and www.gardenerseden.com), as well as sales to corporate customers. For a further description of the Company’s business segments, see Management’s Discussion and Analysis (“MD&A”) of Financial Condition and Results of Operations and Note 6 to the accompanying Consolidated Financial Statements of this Annual Report on Form 10-K.

The Company was incorporated in Delaware in 1986. The Company is a holding company, the principle asset of which is the capital stock of Brookstone Company, Inc., a New Hampshire corporation that, along with its direct and indirect subsidiaries, operates the Company’s business. As used in this report, unless the context otherwise requires, the term “Company” refers collectively to Brookstone, Inc. and its operating subsidiaries. The Company’s executive offices are located at One Innovation Way, Merrimack, New Hampshire 03054, and its telephone number is (603) 880-9500.

Retail Store Business

Brookstone Brand

Merchandising and Marketing

Merchandising. The Brookstone brand seeks to be a leader in identifying and selling products that are functional in purpose, distinctive in quality and design and not widely available from other retailers. Brookstone’s products are intended to make some aspect of the user’s life easier, better, more enjoyable or more comfortable. A majority of the Brookstone products bear the Brookstone brand name in an effort to reinforce its franchise value and generate and strengthen customer loyalty.

The following lists Brookstone’s four current product worlds and 18 current product categories:

Outdoor Living	Health & Fitness	Home & Office	Travel & Auto
Backyard Leisure	Personal Care	Audio/Video	Automobile
Garden	Personal Accessories	Optical	Travel
	Bedding	Wine	Tools
	Massage	Kitchen	Lighting
Games
Stationery
Time/Weather
Home Comfort

The Company brings to market unique, high-quality and functional products that resonate with its customers and enhance their lives. Every year Brookstone introduces new merchandise across a wide range of categories. In 2004, these products included: the new Tranquil Moments Sound Therapy System, a clinically-proven solution to sleeping disorders that trains the mind to relax and fall asleep by emitting scientifically engineered sound frequencies; a range of audio systems that combine striking design and superior performance; a color-coded digital Smart Pressure Tire Gauge endorsed by New York-area AAA clubs; as well as a variety of other high-quality products for home and travel.

Because of Brookstone’s dedication to product development, the Company has earned a number of function and design patents for its products. The Company conveys the features and benefits of its merchandise through a variety of mediums, including in-store, catalog and Internet marketing, attentive customer service and an aggressive public relations program that seeks to generate news media coverage of Brookstone’s most compelling and iconic products.

We believe the qualities of Brookstone’s products make them suitable for gift giving. The Company believes that a majority of Brookstone’s sales are attributable to products purchased as gifts, especially for men, and Brookstone’s two busiest selling seasons occur prior to Christmas and Father’s Day. Brookstone’s products incorporate a quality, design and function that set them apart from other retail products in the marketplace. In addition, Brookstone believes that its marketing and customer-education efforts provide an important and effective connection to the purchase of a gift, particularly as a way to convey a product’s innovation, quality and functionality to customers searching for features and benefits that the gift recipient would find most attractive.

Brookstone seeks to price its products to convey a strong quality-value quotient to the typical shopper. The majority of Brookstone’s products are priced at less than $40.00, although the items in its stores range in price from $5.00 to approximately $5,000.00. Brookstone closely monitors gross-profit dollar contribution by SKU and adjusts merchandise assortment and displays accordingly.

Brookstone believes that its success depends to a large degree upon its ability to introduce new or updated products in a timely manner. Brookstone’s current policy is to replace or update approximately 30% of the items in its merchandise assortment every year, thereby maintaining customer interest through the freshness of its product selections and further establishing Brookstone as a leader in identifying and offering high quality, functional products which are not widely available from other retailers. While the average sales life of Brookstone products is between two and four years, the sales life of certain products may be significantly shorter.

The Brookstone Store. Brookstone designs its stores to convey a distinctive appearance and interactive shopping experience to the customer. Brookstone attempts to emphasize the visual aspects of its merchandise presentation and to create a sense of “theater” in its stores. Recognizing the functional nature of many of its products, Brookstone strives to present its merchandise in a manner that will spark the interest of shoppers and encourage them to pick up sample products. At least one sample of each product is often displayed with an information card highlighting the features and benefits of the product in an easy-to-read format. Special signs and displays give prominence to selected products that Brookstone believes shoppers will find particularly appealing. The Company continues to refine its Retail Store. In Fiscal 2004 the Company continued to roll out its new-store design intended to better showcase the Company’s innovative products. During Fiscal 2004, the company opened 18 new Brookstone-branded stores, including three in airports, and remodeled 12 existing stores using this new-store design.

Seasonal Stores. Brookstone’s Seasonal Stores are typically open during the winter holiday selling season. These include both kiosks positioned in common areas of shopping malls and other retail sites and temporary stores set up within vacant retail in-line space. These locations are designed to carry a limited line of Brookstone’s most popular, gift-oriented merchandise. The typical Brookstone kiosk is a temporary structure of approximately 160 square feet, which can carry approximately 110 SKUs. The typical temporary in-line store has approximately 1,000 square feet and is designed to carry up to 135 SKUs. Both kiosks and temporary stores are built with reusable, portable and modular materials.

Marketing. Brookstone’s principal marketing vehicles are the Brookstone stores and its catalogs and Internet website. Brookstone’s open storefront design and window displays are designed to attract shoppers into its stores by highlighting products that are anticipated to be of particular interest to customers and are appropriate for the season. Both the Company’s Brookstone catalog and its Internet website identify Brookstone’s Retail Store locations, and the stores advertise the Internet website and supply customers with catalogs. The Company’s merchandising strategy does not depend on price discounting.

In addition to its stores, catalogs and Internet website, Brookstone markets its brand and products to consumers via an aggressive public relations program aimed at the news media. Throughout 2004, key Brookstone products appeared prominently in a variety of national publications, including The New York Times, The Wall Street Journal, USA Today, Time and Newsweek magazines, as well as on some of the country’s top television shows, including NBC Today, ABC Good Morning America, ABC The View, the NBC Nightly News and The Ellen DeGeneres Show.

Product Sourcing

Brookstone continually seeks to develop, identify and introduce new products that meet its quality and profitability standards. Brookstone employs a staff of specialized merchandise directors who actively participate in the design, development and selection process for many new products. These directors also travel worldwide visiting trade shows, manufacturers and inventors in search of new products for Brookstone’s stores, Internet website and catalogs. The Company has product-development sourcing agents in Hong Kong, Taiwan, Korea, France and mainland China. These agents provide the Company with important venues for developing relationships with manufacturers and allow the Company to monitor and maintain quality standards throughout the development and manufacturing process.

Brookstone Labs and Advanced Audio Concepts, Limited (a wholly-owned subsidiary located in Hong Kong) are Company facilities that, in cooperation with the merchandise directors, provide market testing activities as well as design, engineering and quality-control support for Brookstone-branded products.

When determining which products to introduce, the Company takes into account the probable cost of the product relative to what the Company believes the product’s appropriate selling price will be, as well as whether the product has the potential to be available through mass-merchant channels, thereby diluting the sense of uniqueness which Brookstone seeks to convey to its customers. While the time between the approval of a new product and its introduction in the stores varies widely, the typical period is between three months and six months. For products designed by the Company, the period from conception of the idea to introduction in the stores can be significantly longer.

The percentage of Brookstone branded products in Brookstone stores has risen from 14% in 1996 to approximately 70% in 2004.

See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” – “Outlook: Important Factors and Uncertainties.”

Store Operation and Training

The Company employs regional vice presidents, district managers and associate district managers to supervise the Company’s stores. Staffing of a typical store includes a store manager, an assistant store manager, a second assistant store manager and approximately five to 15 full- and part-time sales associates, depending upon the time of year. Store associates are trained to inform and assist customers in the features, benefits and operation of the Company’s merchandise. Store associates usually receive weekly product updates from the Company’s headquarters, which highlight both new and other selected products. The Company has developed incentive compensation programs for its retail store team. These programs reward store performance based on store profitability, among other factors.

The Company uses “Closing Strong” and “Prodigy” selling-skills programs designed to train all associates in the art of identifying and qualifying customers and in closing the sale. The programs focus on generating incremental sales through increasing add-on sales, units per transaction and big-ticket sales.

Expansion Strategy

The Company operates 288 Brookstone stores in 41 states, the District of Columbia and Puerto Rico. Brookstone’s stores are primarily located in high-traffic regional malls, as well as in central retail districts and multi-use specialty projects, such as Copley Square in Boston, The Forum Shops in Las Vegas, Rockefeller Center in New York City and Mohegan Sun in Connecticut. Brookstone operates 37 stores in airport terminals throughout the country.

Brookstone strives to locate its stores in areas that attract large numbers of shoppers and reinforce the Company’s quality image. To assess potential new mall locations, Brookstone applies a stringent set of financial, as well as other criteria to determine the overall acceptability of a mall and the optimal locations within it. Non-mall locations are selected based on the level and nature of retail activity in the area. Brookstone believes that its distinctive store and innovative merchandise provide a unique shopping experience and make it a desirable tenant to regional mall developers and other prospective landlords. The Company’s Brookstone stores average approximately 3,500 square feet, approximately 2,800 of which is selling space. Airport stores range from approximately 600 to 2,000 square feet in size and carry a narrower assortment of Brookstone’s products targeted specifically to the airport customer.

Brookstone’s store-expansion strategy focuses on opening stores in existing markets where it can build on its name recognition and achieve certain operating economies of scale, and in new markets where management believes it can successfully transport Brookstone’s unique positioning and strategy. The Company opened 18 Brookstone-brand stores in Fiscal 2004, including three stores in airports; 17 stores in Fiscal 2003, including eight in airports; 12 stores in Fiscal 2002, including six in airports; 25 stores in Fiscal 2001, including seven in airports; and 14 stores in Fiscal 2000, including two in airports. The Company plans to open approximately 20 new Brookstone stores in Fiscal 2005, including up to five airport locations. Brookstone continually monitors individual store profitability and will consider closing any stores that do not meet its performance criteria. Brookstone did not close any stores in Fiscal 2004, but did close three stores in Fiscal 2003, two stores in Fiscal 2002, two stores in Fiscal 2001 and two stores in Fiscal 2000.

During the 2004 winter holiday season, Brookstone operated 61 Seasonal Stores (23 kiosks and 38 temporary in-line); during 2003, 67 seasonal stores (35 kiosks and 32 temporary in-line); during 2002, 64 seasonal stores (27 kiosks and 37 temporary in-line); during 2001, 67 seasonal stores (35 kiosks and 32 temporary in-line); and during 2000, 60 seasonal stores (31 kiosks and 29 temporary in-line). Brookstone plans to operate approximately 65 Seasonal Stores during the 2005 winter holiday selling season based on the availability of acceptable sites. Use of seasonal stores also provides the Company with the ability to test retail sites during the period of the year when customer traffic and sales prospects are traditionally the greatest. In certain cases, seasonal stores may be operated at a mall where there is a Brookstone retail store. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” - “Outlook: Important Factors and Uncertainties.”

Gardeners Eden Brand

The Company purchased the Gardeners Eden brand in May 1999. At the time, Gardeners Eden was a catalog-only business. The Company believes that a Gardeners Eden retail store concept contains promise, and in Fiscal 2001 the Company opened its first two Gardeners Eden stores, signifying the launch of its new Retail Store concept tied to its Gardeners Eden catalog title. The Company opened two stores in Fiscal 2004 and one store in Fiscal 2003, and currently operates five stores in two states - Connecticut and Massachusetts.

The Gardeners Eden merchandise assortment features garden-inspired products for the home that can be used for decorating, gifting and entertaining. Gardeners Eden seeks to identify and sell products that feature excellent craftsmanship and quality and help fulfill home and garden decorating and gift-giving needs.

Key product categories include Outdoor Furniture, Live Plants, as well as Indoor and Outdoor Decorative Accessories. The stores feature approximately 2,500 SKUs and a wide range of price points. Currently, the majority of products are sourced domestically, although an increasing number of products are being sourced overseas.

The stores contain approximately 4,000 to 5,000 sq. ft. of interior selling space coupled with exterior selling space.

The Company employs dedicated Gardeners Eden merchants, planners and store personnel, while seeking to leverage the Company’s support infrastructure in other areas.

The Company continues to invest in further developing and defining the Gardeners Eden brand. This includes constantly refining the product mix for optimal sales and branding, and testing the retail store concept for a subsequent rollout.

Direct Marketing Business

The Company was founded in 1965 as a mail-order marketer of hard-to-find tools. In Fiscal 2004 the direct marketing segment accounted for approximately 18% of the Company’s net sales, and 17% in both Fiscal 2003 and Fiscal 2002. The Company’s Direct-Marketing business includes three catalog titles (Brookstone, Hard-To-Find-Tools and Gardeners Eden), two interactive Internet websites (www.brookstone.com and www.gardenerseden.com), as well as sales to corporate customers. In Fiscal 2004, the Company mailed a total of approximately 55.6 million catalogs, with 37 separate mail dates.

The Brookstone catalog offers a selection of merchandise generally available in the Company’s Retail Stores. The Brookstone catalog is usually distributed nine to 11 times per year. The largest mailings of the Brookstone catalog occur immediately before Father’s Day and during the November and December winter holiday season, which coincide with the Company’s two busiest selling periods. The Company mails the Brookstone catalog to people with demographic profiles similar to those of our store customers.

The Hard-To-Find-Tools catalog features a broad assortment of approximately 2,000 products, conveyed in what the Company believes to be an informative and convenient format. While Brookstone stores attract customers primarily seeking innovative gifts, the Hard-to-Find-Tools catalog appeals to a decidedly self-purchasing customer looking for solutions to challenges around the home and garden. Approximately 90% of the Hard-to-Find-Tools products are unique to the catalog and not available in Brookstone stores.

In May 1999, the Company acquired the Gardeners Eden catalog from Williams-Sonoma, Inc. The core product categories of the catalog include high quality, garden-inspired furniture, a wide selection of live plants and an array of indoor and outdoor décor.

Since 1996, Brookstone has operated an interactive Internet website (www.brookstone.com) that features a complete offering of products available in Retail Stores and in the Brookstone and Hard-to-Find-Tools catalogs. In September 2003, the Company launched the Gardeners Eden e-commerce website (www.gardenerseden.com). Both websites serve an important role in the Company’s integrated multi-channel strategy.

Merchandising, Marketing and Product Sourcing

Brookstone employs a merchandising team dedicated exclusively to identifying products for the Company’s Hard-To-Find-Tools catalog. The approval process for new Hard-To-Find-Tools products is similar to the approval process for new products in the Company’s stores. A dedicated staff selects products for the Brookstone catalog and Internet website from the product assortment available in the Company’s stores, plus catalog and Internet-exclusive products in existing categories. A merchandising team is similarly dedicated to the selection of products for the Gardeners Eden catalog and Internet website. Products for all catalogs are chosen based on their previous or estimated direct marketing order productivity. The Company also employs a marketing staff responsible for list selection, management of marketing offers and tests of catalog activity.

Distribution and Management Information Systems

After a comprehensive review of the Company’s anticipated distribution requirements, management decided to upgrade its distribution systems and to physically expand its current Distribution Center in Mexico, Missouri. The Company segregated this project into three distinct phases: systems upgrade, facility expansion and materials-handling systems.

In Fiscal 2001, Phase I was completed with the enhancement of the current warehouse management system, which increased the efficiency of receiving and shipping goods. Phase II was completed in Fiscal 2003 with the addition to the existing facilities of 213,000 square feet of high bay, high density space, bringing the total square footage of the Distribution Center to 392,000 sq. ft. The Company completed Phase III in Fiscal 2004 with the addition of a state-of-the-art materials-handling system that further enhances productivity by increasing automation and reducing the amount of physical handling of product.

The Company receives and distributes nearly all its inventory through the Mexico, Missouri, Distribution Center, which supports both the Retail Store and Direct Marketing distribution channels. The Company seeks to maintain an inventory of products in the Distribution Center that will ensure a sufficient supply for sale to customers. Distributions to stores are made, at a minimum, on a weekly basis predominantly via United Parcel Service (“UPS”). Distributions to Direct-Marketing customers are made daily, predominantly via UPS. Additionally, certain Company products are shipped to customers directly by vendors.

The Distribution Center also houses the Company’s Direct Marketing Customer Sales and Contact Center. The Company utilizes an outside customer sales and contact center to handle overflow order calls and to provide coverage during off-peak hours.

Efficient and effective logistics management is a primary focus for the Company throughout the supply chain. The Company uses distribution control software and a sales and inventory management system. These systems, along with the store-based point-of-sale system and our direct marketing management system, are designed to provide daily tracking of item activity and availability to the Company’s inventory allocation and distribution teams. Additionally, the Company uses a client-based system to forecast sales and plan distribution requirements. This system is designed to generate weekly sales forecasts by SKU and by selling location to determine replenishment requirements and to recommend optimal inventory purchases to the merchandise procurement team.

Headquarters Facility

After a comprehensive review of the New Hampshire real estate market, combined with the Company’s short-term and long-term space requirements, Brookstone determined that building a new headquarters facility was the best option for the Company. In 2004, Brookstone completed construction and moved into a new, 100,000 square-foot headquarters building in Merrimack, New Hampshire. Brookstone believes the new headquarters building will accommodate the Company’s growth for the foreseeable future.

Vendors

The Company currently conducts business with approximately 915 vendors, of which approximately 256 are located overseas. In Fiscal 2004, no single vendor supplied products representing more than 16.2% of net sales, with the 10 largest vendors representing approximately 40% of net sales. The Company’s operating results could be adversely affected if any of its 10 largest vendors were unable to continue to fill the Company’s orders for such vendor products or failed to fill those orders in a timely manner. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” – “Outlook: Important Factors and Uncertainties.”

Seasonality

The Company’s sales in the second fiscal quarter are generally higher than sales during the first and third quarters as a result of sales in connection with Father’s Day. The fourth fiscal quarter, which includes the winter holiday selling season, has historically produced a disproportionate amount of the Company’s net sales and substantially all of its income from operations.

The seasonal nature of the Company’s business increased in Fiscal 2004 and is expected to continue to increase in Fiscal 2005 as the Company opens additional Retail Stores and continues its program to operate a significant number of small, temporary locations during the winter holiday selling season. In Fiscal 2004, most of the Company’s new stores were opened in the second half of the fiscal year.

Competition

Competition is highly intense among specialty retailers, traditional department stores and mass-merchant discount stores in regional shopping malls and other high-traffic retail locations. The Company strives to compete for customers principally on the basis of product assortment, convenience, customer service, price and the attractiveness of its Retail Stores. The Company also competes against other retailers and other businesses for suitable real estate locations and qualified management personnel. Because of the highly seasonal nature of the Company’s business, competitive factors are most important during the winter holiday selling season.

The Company seeks to differentiate itself from department and mass-merchant discount stores - which offer a broader assortment of consumer products - by providing a concentrated selection of functional, hard-to-find products of distinctive quality and design. The Company believes that the uniqueness, functionality and general affordability of its products differentiate it from other mall-based specialty retailers and specialty companies that primarily or exclusively offer their products through direct-marketing channels.

The Company’s Direct-Marketing business competes with other direct-marketing retailers offering similar products. The direct-marketing industry has become increasingly competitive in recent years. The Company believes that the number of catalogs mailed to consumers has increased and retailers use of the Internet is widespread.

Environmental Matters

Compliance with federal, state and local environmental regulations has not had, nor is it reasonably expected to have, any material effect on our capital expenditures, earnings or competitive position based on information and circumstances known to us at this time.

Employees

As of March 11, 2005, the Company had 1,484 regular full-time associates, of which 747 were salaried and 737 were hourly. As of such date, the Company also employed an additional 1,217 part-time and 315 temporary associates. The Company regularly supplements its workforce with temporary workers, especially in the fourth quarter of each year to service increased customer traffic during the peak winter holiday selling season. The Company believes that the success of its business depends, in part, on its ability to attract and retain qualified personnel. None of the Company’s employees are represented by labor unions and the Company believes its employee relations are excellent.

Trademarks

The Company’s “BROOKSTONE” trademark has been registered in various product classifications with the United States Patent and Trademark Office and in several foreign countries. In addition, the Company has applications to register the “BROOKSTONE” trademark pending in several foreign countries. The Company acquired the trademarks “GARDENERS EDEN” and “GARDENERS EDEN (with Design)” and their associated registrations with the United States Patent and Trademark Office from Williams-Sonoma, Inc. in connection with its acquisition of the Gardeners Eden catalog in May 1999. When appropriate, the Company seeks to register various trademarks in jurisdictions in which the Company conducts its business.

Available Information

The Company makes its Annual Reports on Form10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports available, free of charge, under the “Investor Relations” section of the Company’s website, www.Brookstone.com, as soon as reasonably practicable after we electronically file or furnish such materials to the U.S. Securities and Exchange Commission (SEC).

The public may read and copy any materials the Company files with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet website (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

The Code of Ethics for the Company’s board members, senior executives and employees can be found at the Company’s website, www.Brookstone.com.

ITEM 2. Properties

The Company leases all of its Retail Stores. New non-airport Retail Store leases usually have an initial term of 12 years and airport locations typically have an initial term of eight years. As of January 29, 2005, the unexpired terms under the Company’s then existing store leases averaged just under six years. Store leases may permit the Company to terminate the lease after approximately five years if the store does not achieve specified levels of sales. In most leases, the Company pays a minimum fixed rent plus a contingent rent based upon net sales of the store in excess of a certain threshold amount. The following chart describes the number of store leases that will expire in the periods indicated:

YEAR	LEASES EXPIRING
2005	43
2006	26
2007	27
2008	30
2009	26
2010 and thereafter	141

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

The Company operates a single 392,000 square foot distribution facility located in Mexico, Missouri under a capital lease obligation (see Note 7 to the accompanying Consolidated Financial Statements). On March 1, 2004 the Company amended the lease for the Mexico, Missouri distribution facility. The amendment extends the term of the lease from October 2013 until March 2024 and requires payments that bear interest at the prime rate as published from time to time in The Wall Street Journal.

After a comprehensive review of the New Hampshire real estate market, combined with the Company’s short-term and long-term space requirements, Brookstone determined that building a new headquarters facility was the best option for the Company. In 2004, Brookstone completed construction and moved into a new 100,000 square-foot headquarters building in Merrimack, New Hampshire. Brookstone believes the new headquarters building will accommodate the Company’s growth for the foreseeable future. In August 2004, the Company entered into an $8.0 million real estate loan agreement with a ten-year term to finance its new headquarters facility (see Note 7 to the Consolidated Financial Statements for additional details).

ITEM 3. Legal Proceedings

In March of 2002, the Company was served with a lawsuit brought in California Superior Court in Los Angeles County as a class action on behalf of current and former managers and assistant managers of the Company’s California stores, alleging that they were improperly classified as exempt employees. The lawsuit sought damages including overtime pay, restitution and attorneys’ fees. On August 15, 2003, a settlement agreement was finalized with a maximum payment by the company of $1.5 million payable for this matter which is included in other current liabilities.

On May 5, 2004, the California Superior Court, County of Los Angeles granted final approval to the parties’ settlement agreement and ordered that distributions be made pursuant to the agreement. However, on or about July 6, 2004, a class member who objected to the final approval of the settlement filed an appeal of the Superior Court’s May 5, 2004 order. The objecting class member’s opening appellate brief is currently due on or about May 2, 2005. At this time, a hearing on this objector’s appeal has not yet been scheduled. Unless the parties agree to alternative arrangements, settlement funds will not be distributed until the appeal is resolved.

Brookstone is also involved in various legal proceedings incidental to the conduct of its business. The Company does not believe that any of these legal proceedings will have a material adverse effect on Brookstone’s financial condition, results of operations, or cash flows.

ITEM 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders of the Company during the fourth quarter of Fiscal 2004, which ended January 29, 2005.

ITEM 4A. Executive Officers of the Registrant

The executive officers of the Company are set forth below. There are no family relationships among any of the executive officers named below.

NAME	AGE	PRESENT POSITION
Michael F. Anthony	50	Chairman of the Board, President and Chief Executive Officer

Philip W. Roizin	46	Executive Vice President, Finance and Administration, Treasurer, Secretary and Chief Financial Officer

Alexander M. Winiecki	57	Executive Vice President, Store Operations, Customer Sales and Contact Center

Carol A. Lambert	51	Vice President, Human Resources

Michael W. Luce	54	President, Chief Executive Officer, Gardeners Eden

Steven C. Strickland	42	Vice President, Marketing

Gregory B. Sweeney	50	Vice President, General Manager Direct Marketing

M. Rufus Woodard, Jr.	48	Vice President, Merchandising

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

PHILIP W. ROIZIN has been Executive Vice President, Finance and Administration of the Company since December 1996. From May 1995 to December 1996, Mr. Roizin served as Chief Financial Officer of The Franklin Mint. From July 1989 to May 1995, he held various senior positions with Dole Food Company, including Vice President/General Manager of Dole Beverages and Vice President of Strategic Services. From 1985 to 1989, Mr. Roizin served as a consultant for Bain & Co., a management consulting firm.

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

MICHAEL W. LUCE was appointed President and Chief Executive Officer, Gardeners Eden, in August 2003. Prior to joining the Company, Mr. Luce was Vice President of Global Business Development for Eddie Bauer, Inc. from 2000 to 2002. From 1989 to 1998, he was the Founder, President and Chief Executive Officer Garden of Botanika. Mr. Luce was with Eddie Bauer, Inc. from 1984 to 1988 where he held various positions including President and Chief Operating Officer and prior to joining Eddie Bauer he was with Meier & Frank and Co.

STEVEN C. STRICKLAND returned to Brookstone in August of 2004 as Vice President of Marketing. During his previous tenure at Brookstone, Mr. Strickland held the position of Operating Vice President, Creative & Visual Services from September 1995 to March 1997, at which time he was promoted to Vice President of Marketing. Mr. Strickland held that position until his departure from Brookstone in August of 2000. From August of 2000 until August of 2003, Mr. Strickland held the position of Senior Vice President of Corporate Marketing for Wet Seal Company. Prior to joining Brookstone in September of 1995, he served as Vice President of Strategic Design & Visual Merchandising for Women’s Specialty Retailing, a division of U.S. Shoe Corporation. From April 1985 to March 1994, Mr. Strickland was with The Limited, Inc. where he held various positions.

GREGORY B. SWEENEY was appointed Vice President and General Manager of the Direct Marketing segment in February 2001. From June 1998 to January 2001, Mr. Sweeney served as Vice President of Database Marketing at Office Depot. From 1981 to 1998, Mr. Sweeney was with L. L. Bean, a national specialty mail order company, where he held various positions including Director of Strategic Planning and Vice President of Customer Loyalty Marketing.

M. RUFUS WOODARD, JR. was appointed Vice President of Merchandising in January 2002. From April 2001 until his recent appointment, Mr. Woodard was Operational Vice President, General Merchandise Manager. In 1998, Mr. Woodard was appointed to Divisional Merchandise Manager and held that position until 2001. Mr. Woodard joined the Company in 1993 as a Buyer and managed numerous product categories from 1993 to 1998. Prior to joining the Company, Mr. Woodard held senior buying positions at Jordan Marsh/Abraham & Strauss and Miller and Rhoads.

Each executive officer has been elected to hold office until the first meeting of the Board of Directors following the next annual meeting of stockholders and until such executive officer’s successor is chosen or qualified or until such executive officer sooner dies, resigns, is removed or becomes disqualified.

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Stock exchange listing: The Company’s common stock trades on the NASDAQ National Market tier of The NASDAQ Stock Market under the Symbol: “BKST”.

Common Stock:

Fiscal 2003			Fiscal 2004
Quarter	High	Low	Quarter	High	Low
First	$7.61	$6.10	First	$20.10	$14.37
Second	$10.80	$7.41	Second	$20.75	$16.70
Third	$13.98	$9.96	Third	$19.42	$15.75
Fourth	$16.47	$12.67	Fourth	$20.29	$14.31

As of March 11, 2005, there were 20,365,287 shares of common stock, $.001 par value per share, outstanding and held of record by 142 stockholders. The Company has never paid a cash dividend and currently plans to retain any earnings for use in the operations of the business. For restrictions on payment of dividends, see Note 7 to the accompanying Consolidated Financial Statements.

Equity Compensation Plan Information

Plan Category	Number of Securities To Be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans
Equity Compensation plans approved by security holders	1,697,071	$7.00	961,995

The above table summarizes the Company’s Equity Compensation Plans. At January 29, 2005, the Company had no equity compensation plans that were not approved by security holders.

The Company does not have a stock repurchase plan and has not repurchased any Company Common Stock, nor does it intend to do so in the future.

ITEM 6. Selected Financial Data

Brookstone, Inc.

Selected Financial Data

(In thousands, except operating and per share data)

	Fiscal Year
	2004	2003	2002	2001	2000*
Income Statement Data: (1)
Net sales	$498,911	$434,173	$375,878	$352,917	$364,541
Cost of sales	297,618	260,420	235,039	224,643	224,968

Gross profit	201,293	173,753	140,839	128,274	139,573
Selling, general and administrative expenses	164,253	144,353	120,858	118,590	114,187
Gain on curtailment of retiree medical plan	—	—	(642)	—	—

Income from operations	37,040	29,400	20,623	9,684	25,386
Interest expense, net	921	857	1,268	1,028	626
Other party interests in consolidated entities (2)	751	—	—	—	—
Provision for income taxes	14,006	10,991	7,355	3,324	9,508

Income before cumulative effect of accounting change	21,362	17,552	12,000	5,332	15,252
Cumulative effect of accounting change, net of tax	—	—	—	—	(308)

Net income	$21,362	$17,552	$12,000	$5,332	$14,944

Earnings per share – basic
Income before cumulative effect of accounting change	$1.06	$0.90	$0.63	$0.28	$0.82
Cumulative effect of accounting change, net of tax	—	—	—	—	(0.02)

Net income	$1.06	$0.90	$0.63	$0.28	$0.80

Earnings per share – diluted
Income before cumulative effect of accounting change	$1.02	$0.87	$0.62	$0.28	$0.80
Cumulative effect of accounting change, net of tax	—	—	—	—	(0.02)

Net income	$1.02	$0.87	$0.62	$0.28	$0.78

Weighted average shares outstanding – basic	20,207	19,559	19,092	18,813	18,698
Weighted average shares outstanding – diluted	20,973	20,181	19,353	19,110	19,062

Operating Data: (Unaudited)
Increase (Decrease) in same store sales (3)	6.3%	11.2%	3.5%	(8.6%)	3.5%**
Net sales per square foot of selling space (4)	$572	$539	$485	$484	$538
Number of stores:
Beginning of period	273	258	248	223	211
Opened during period	20	18	12	27	14
Closed during period	—	3	2	2	2
End of period	293	273	258	248	223
Number of winter holiday seasonal stores	61	67	64	67	60

Balance Sheet Data (at period end):
Total assets	$266,480	$220,327	$180,592	$157,105	$159,168
Long-term debt, excluding current portion	8,760	1,941	2,110	2,273	2,414
Total shareholders’ equity	170,286	145,124	120,756	107,785	102,511

*	Fifty-three week year
**	Based upon fifty-two weeks

(1)	Effective Fiscal 2000, the Company changed its revenue recognition policy for catalog sales and other drop shipment sales to be in accordance with the provisions of Securities and Exchange Commission’s Staff Accounting Bulletin No.101, “Revenue Recognition in Financial Statements” (“SAB 101”). Under the provisions of SAB 101, revenue is recognized at time of customer receipt instead of at time of shipment. The cumulative effect of this change for prior periods is $0.3 million, net of tax of $0.2 million.

In the fourth quarter of Fiscal 2000, the Company changed its income statement classification of shipping and handling fees and costs in accordance with EITF 00-10, “Shipping and Handling Fees and Costs” (“EITF 00-10”). As a result of the adoption of EITF 00-10, the Company now reflects shipping and handling fees billed to customers as revenue while the related shipping and handling costs are included in cost of goods sold. Prior to the adoption of EITF 00-10 such fees and costs were netted in selling, general and administrative expenses.

(2)	Other party interests in consolidated entities represents the ownership interest belonging to the Company’s joint venture partners in two airport locations in Las Vegas, two airport locations in Chicago, and four airport locations in Atlanta which are operated under three separate joint venture arrangements with respect to each city. In Fiscal 2004, all of these joint venture entities are consolidated in the Company’s financial statements and shown separately on the Company’s consolidated statement of income. Prior to Fiscal 2004, the Atlanta joint venture was accounted for as an equity investment and as such the joint venture partner’s interests were not consolidated. Other party interests were included in selling, general and administrative expenses prior to Fiscal 2004 due to immateriality.
(3)	For reporting purposes, the Company considers all retail stores “Same Stores” when the retail locations have been in operation for both the entire current fiscal year and the entire prior fiscal year. Retail locations that were remodeled or relocated are not removed from this calculation.
(4)	Net sales per square foot of selling space dollar amount is calculated using net sales generated for stores open for the entire fiscal year (including remodeled, relocated or expanded stores) divided by the square feet of selling space of such stores. Selling space does not include stock rooms.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Brookstone, Inc. (“We” “Brookstone” or the “Company”) is a nationwide specialty retailer that develops unique, innovative and proprietary-branded products and offers them to customers via multiple distribution channels, including Retail Stores and Direct Marketing via catalogs and the Internet. The Company’s portfolio includes three brands: Brookstone, Hard-to-Find-Tools and Gardeners Eden. The Brookstone brand features an assortment of functional, distinctly designed and high-quality consumer products that are not widely available from other retailers. Brookstone’s merchandise selection includes products in four categories: Home and Office, Travel and Auto, Outdoor Living and Health and Fitness. Hard-to-Find-Tools features innovative solutions to common problems and tasks around the home and garden. Gardeners Eden is a fashion and lifestyle brand that features high quality, garden-inspired outdoor furniture, a wide selection of live plants and an array of indoor and outdoor garden-themed décor.

Brookstone, Inc. offers approximately 2,500 active stock-keeping units (“SKUs”) for Brookstone and Hard-to-Find-Tools, and approximately 2,500 SKUs for Gardeners Eden at any given time. The Company sells its products through 293 full-year stores (including 37 airport-based stores, five Gardeners Eden stores and three outlet stores) in 41 states, the District of Columbia and Puerto Rico. In addition to these full-year stores, Brookstone operates temporary stores and kiosks primarily during the winter holiday season. In 2004, Brookstone operated 61 temporary locations. The Company also operates a Direct Marketing business that includes three catalog titles (Brookstone, Hard-To-Find-Tools and Gardeners Eden), two interactive Internet websites (www.brookstone.com and www.gardenerseden.com), as well as sales to corporate customers. A further description of the Company’s business segments is contained within this section and in Note 6 of the accompanying Consolidated Financial Statements.

This Management’s Discussion and Analysis of Financial Condition and Results of Operation (“MD&A”) is intended to provide information to assist you in better understanding our business. We recommend that you read this MD&A in conjunction with our Consolidated Financial Statements and the Notes to these statements. The purposes of this MD&A include providing to the reader the perspectives of management as we view the business and providing you with insights that are not necessarily obvious or clear from reading our Consolidated Financial Statements (including Notes) alone.

Critical Accounting Policies

The Consolidated Financial Statements of Brookstone are prepared in accordance with accounting principles generally accepted in the United States of America which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company reviews its estimates on an ongoing basis and makes judgments about the carrying value of assets and liabilities based on a number of factors. These factors include, but are not limited to, historical experience, guidance provided by outside experts and assumptions made by management that are believed to be reasonable under the circumstances. Senior management has discussed the development, selection and disclosure of these estimates with the Audit Committee of Brookstone’s Board of Directors. Management believes that the accounting estimates employed and the resulting balances are reasonable; however, actual results may differ from these estimates under different assumptions or conditions.

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are a) highly uncertain at the time the estimate is made; b) if different estimates reasonably could have been used; or c) if changes in the estimate that are reasonably likely to occur periodically could materially impact the financial statements. Management believes the following critical accounting policies reflect the significant estimates and assumptions used in the preparation of the Consolidated Financial Statements.

Revenue Recognition. The Company recognizes revenue from sales of merchandise at the time of customer receipt. Revenue is recognized net of estimated merchandise returns and allowances. In its direct-to-customer segment, the Company retains risk of loss while goods are in transit and estimates delivery time to be approximately three days; therefore, it recognizes revenue in this segment on the third business day after shipment. Revenue from merchandise credits and gift certificates is deferred until redemption.

The Company allows merchandise returns for all merchandise and has established an allowance for merchandise returns based on historical experience, in accordance with Statement of Financial Accounting Standards No. 48 (“SFAS No. 48”), “Revenue Recognition When Right of Return Exists.”

Inventory Reserves. The Company maintains information about its merchandise performance at the item level. This level of detail enables the management team to assess the viability of each item and to estimate the Company’s ability to sell through each item. The Company recognizes the write-down of slow moving or obsolete inventory in cost of sales. Management’s estimates can be affected by many factors, some of which are outside the Company’s control, which include but are not limited to, consumer buying trends and general economic conditions.

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

Property, Plant and Equipment. Property, plant and equipment are recorded at cost. Expenditures for maintenance and repairs of minor items are charged to expense as incurred. Depreciation and amortization of property, plant and equipment (excluding temporary locations) are determined using the straight-line method over the estimated useful lives shown below. Materials used in the construction of temporary locations such as kiosks are depreciated based on usage over a maximum five-year period and are included in equipment and fixtures.

Building and improvements	35 years
Equipment, furniture and fixtures and software	3 to 10 years
Leasehold improvements	The lesser of the lease term or the estimated useful life

Impairment of Long-Lived Assets. In Fiscal 2002, the Company adopted Statement of Financial Accounting Standards No. 144 (“SFAS No. 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets.” In accordance with SFAS No. 144, the Company reviews long-lived assets, including intangible assets with finite lives, for impairment at least annually or whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. Each impairment test is based on a comparison of the undiscounted net cash flows of individual stores and consolidated net cash flows for long-lived assets not identifiable to individual stores to the recorded value of the asset. If impairment is indicated, the asset is written-down to its estimated fair value based upon a discounted cash flow analysis. While the Company believes that its estimates of future cash flows are reasonable, different assumptions regarding such cash flows could materially affect the Company’s evaluations.

Income taxes. The Company accounts for income taxes under the asset and liability method whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to be applied to taxable income in the fiscal year in which those temporary differences are expected to be recovered or settled. The effect of any future change in tax rates is recognized in the period in which the change occurs.

The Company is periodically under audit by the federal, state and local tax authorities. In evaluating its potential exposure under the various tax filings, the Company accrues charges for possible exposures. Management believes the Company has appropriately filed its tax returns and accrued for possible exposures. To the extent the Company is able to prevail in matters for which accruals have been established or be required to pay amounts in excess of amounts accrued, the Company’s effective tax rate in a given financial period might be materially impacted.

The carrying value of the Company’s net deferred tax assets assumes that the Company will be able to generate sufficient future taxable income in certain tax jurisdictions, based on estimates and assumptions. If these estimates and related assumptions change in the future, the

Company may be required to record a valuation allowance against its deferred tax assets resulting in income tax expense in the Company’s Consolidated Income Statement. Management evaluates the realizability of the deferred tax assets and assesses the need for valuation allowances periodically.

Retirement and Post-Retirement Benefits. The Company sponsors defined benefit pension and other post-retirement benefit plans. Major assumptions used in the accounting for these employee benefit plans include the discount rate, expected return on plan assets, and health care cost increase projections. Assumptions are determined based on Company data and appropriate market indicators and are evaluated each year as of the plans’ measurement date. Long-term return on plan assets is determined based on historical portfolio results and management’s expectation of the future economic environment, as well as target asset allocations. Our medical cost trend assumptions are developed based on historical cost data, the near-term outlook and an assessment of likely long-term trends. A change in any of these assumptions may have a material effect on net periodic pension and post-retirement benefit costs reported in the Consolidated Financial Statements.

Workers’ Compensation and General Liability Insurance. The Company retains risk with respect to workers’ compensation and general liability claims up to a maximum of $350,000 per claim and $50,000 per claim, respectively. The Company retains risk with respect to aggregate claims up to a maximum of $2,500,000 and $2,000,000 during the policy year for workers’ compensation and general liability claims, respectively. The provision for estimated workers’ compensation and general liability claims includes estimates of the ultimate costs for both reported claims and claims incurred but not reported. These estimates incorporate the Company’s past experience as well as other considerations.

Recent Accounting Pronouncements

In May 2004, the FASB released Staff Position No. 106-2, “Accounting and Disclosure Requirements related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (“FSP 106-2”), which supercedes Staff Position No. 106-1. FSP 106-2 addresses the accounting and disclosure implications that are expected to arise as a result of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 enacted on December 8, 2003. The Company has reviewed its medical plan and determined that it is not actuarially equivalent to medicare. Accordingly, the post retirement medical costs disclosed in Note 10 do not reflect any amount associated with the federal subsidy.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs—An Amendment of ARB No. 43, Chapter 4” (“SFAS 151”). SFAS 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Among other provisions, the new rule requires that items such as idle facility expense, excessive spoilage, double freight and rehandling costs be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal” as stated in ARB No. 43. Additionally, SFAS 151 requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for fiscal years beginning after

June 15, 2005 and is required to be adopted by the Company in the first quarter of fiscal 2006, beginning on January 29, 2006. The Company is currently assessing the impact that this adoption will have on its consolidated financial statements.

In December 2004, the FASB issued FASB Staff Position, or FSP, No. 109-1, Application of FASB Statement No. 109, “Accounting for Income Taxes”, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004 (“AJCA”). FSP No. 109-1 states that the impact of the tax deduction on qualified production activities provided by the AJCA should be accounted for as a special deduction rather than a statutory rate reduction. We are currently in the process of evaluating whether or not, and to what extent, if any, this provision may benefit us as well as the financial impact of this provision, if any.

In December 2004, the FASB issued Staff Position (“FSP”) No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“FSP No. 109-2”). FSP No. 109-2 provides guidance under SFAS No. 109, “Accounting for Income Taxes”, with respect to recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (the “Jobs Act”) on enterprises’ income tax expense and deferred tax liability. FSP No. 109-2 states that an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109. We are currently in the process of evaluating whether or not, and to what extent, if any, this provision may benefit us as well as the financial impact of this provision, if any.

In December 2004, the FASB issued SFAS No. 123 (R), “Share-Based Payment” (“SFAS 123(R)”), which revises SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”). SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. The Company is evaluating the requirements of SFAS 123(R) and the impact of the adoption on its consolidated financial statements. The Company is required to adopt SFAS 123(R) in the first quarter of Fiscal Year 2006.

During March 2005, the Securities Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 107, guidance on SFAS No. 123(R). SAB No. 107 was issued to assist preparers by simplifying some of the implementation challenges of SFAS 123(R) while enhancing the information that investors receive. The Company will consider the guidance provided by SAB No.107 as it implements SFAS 123(R).

Results of Operations

The Company has provided below a statistical summary of its operating results. We have incorporated information into the discussion below because we believe it will assist the reader in understanding the Company’s results of operation on a comparative basis and in recognizing underlying trends.

The following table sets forth certain financial data of the Company expressed as a percentage of revenues for Fiscal 2004, Fiscal 2003 and Fiscal 2002.

	Fiscal Year
	2004	2003	2002
Revenues, net
Retail segment	81.7%	82.6%	82.5%
Direct segment	18.3	17.4	17.5

Total revenues	100.0	100.0	100.0

Costs and expenses:

Cost of sales	59.7	60.0	62.5

Selling, general and administrative expenses	32.9	33.3	32.2

Gain on curtailment of retiree medical plan	—	—	(0.2)

Income from operations	7.4	6.7	5.5

Interest expense, net	0.2	0.2	0.3

Income before taxes and other party interests in consolidated entities	7.2	6.5	5.2

Other party interests in consolidated entities	0.1	—	—

Income before taxes	7.1	6.5	5.2

Income tax provision	2.8	2.5	2.0

Net income	4.3%	4.0%	3.2%

Fifty-two weeks ended January 29, 2005 versus January 31, 2004

Net sales for the Company increased in Fiscal 2004 by $64.7 million to $498.9 million which represents a 14.9% increase over Fiscal 2003. The retail segment of our business generated $49.0 million of the increase with the remaining $15.7 million increase resulting from our direct marketing segment.

In the retail segment, we opened 20 new stores (15 full-line, three airport and two Gardeners Eden stores) that contributed $15.0 million of the increase. Stores open for the full year in Fiscal 2004 that were only open for a portion of Fiscal 2003 (18 stores) contributed an additional $14.4 million in increased net sales in Fiscal 2004 as compared to Fiscal 2003. Those stores open for a full year in both Fiscal 2003 and Fiscal 2004 (same stores) generated a 6.3% increase or $21.5 million over Fiscal 2003 results. Driving the majority of the retail sales increases were strong sales performances in Travel, Personal Care, Home Comfort, Games, Personal Accessories and Massage categories. The retail segment also had increased revenues from customers for shipping and handling of $0.6 million. Offsetting the retail increases, net sales from the Company’s seasonal store program decreased $2.5 million as compared to Fiscal 2003. The Company operated 61 seasonal locations in Fiscal 2004 versus 67 seasonal locations in Fiscal 2003.

The direct marketing segment posted a net sales increase of $15.7 million or 20.8% over Fiscal 2003. The increase is comprised of $13.2 million in the Brookstone brand (Hard-to-Find-Tools, Brookstone Catalog, Internet and Corporate sales) and a $0.2 million increase in the Gardeners Eden brand. Driving the increase in net sales from the Brookstone brand is an approximate 47% increase in catalog circulation. As a component of net sales from the Brookstone brand, the Internet experienced the largest increase in Fiscal 2004 of approximately 36% over Fiscal 2003’s Internet net sales. (In Fiscal 2004, net sales from the internet represented approximately 9% of total company net sales and represented approximately 7% of total company net sales in Fiscal 2003.) The Gardeners Eden brand had an increase in catalog circulation of approximately 11%. Additionally, increased revenues of $2.3 million were generated from customers for shipping and handling.

Gross profit as a percentage of net sales increased 0.3% to 40.3% in Fiscal 2004 compared to 40.0% in Fiscal 2003. Included in gross profit are occupancy costs which decreased 0.2% due to the leveraging of sales. This decrease includes a cumulative non-cash adjustment of $2.3 million or 0.5% of net sales charged to occupancy cost in the fourth quarter of Fiscal 2004 to correct the Company’s recognition of rent expense to comply with accounting principles generally accepted in the United States of America. (See Note 2 under “Lease Accounting” to the accompanying Consolidated Financial Statements for additional details). Improved initial material margins contributed an additional 0.2% to the increase in gross profit as a percent of sales from Fiscal 2003. Offsetting these improvements is a 0.1% increase in the costs associated with shipping and handling for customers.

Selling, general and administrative expenses (SG&A) as a percent of net sales decreased 0.4% to 32.9% in Fiscal 2004 as compared to 33.3% in Fiscal 2003. Primarily driving the improvement were decreased incentive compensation costs of 0.5%, decreased payroll costs of 0.2% as a result of leveraging the sales increase and decreased general operating and administrative expenses of 0.3%. These improvements were offset by increased advertising costs of 0.4% primarily as a result of increased catalog circulation and increased professional services of 0.2%. In Fiscal 2003, the Company incurred costs related to its settlement of certain legal matters, primarily the settlement of its California lawsuit (see Item 3) and associated professional service fees. In Fiscal 2004, the Company experienced increased professional services in relation to its compliance with Sarbanes-Oxley.

Net interest expense as a percent of net sales remained flat to last year at 0.2%.

Two airport locations in Las Vegas, two airport locations in Chicago, and four airport locations in Atlanta operate under three separate joint venture arrangements with respect to each city. The Company has an 80% ownership interest in the Las Vegas venture, a 70% ownership interest in the Chicago venture and a 49% ownership interest in the Atlanta venture. In Fiscal 2004, all of these joint venture entities are consolidated in the Company’s financial statements. The ownership interest in the revenues and expenses for these joint ventures for Fiscal 2004 belonging to the Company’s joint venture partners (the 20% ownership interest in the Las Vegas venture, the 30% ownership interest in the Chicago venture and the 51% ownership interest in the Atlanta venture) comprises the balance of $751,000 in other party interests in consolidated entities on the Income Statement. Prior to Fiscal 2004, the Atlanta joint venture was accounted for as an equity investment and as such the joint venture partner’s interests were not consolidated. Other party interests consisting of the Chicago and Las Vegas partners’ interests were included in selling, general and administrative expenses prior to Fiscal 2004 due to immateriality. See Note 4 to the accompanying Consolidated Financial Statements.

In Fiscal 2004, the Company recorded an income tax provision of $14.0 million, or 2.8% of net sales, as compared to $11.0 million, or 2.5% of net sales, in Fiscal 2003. The increase in income tax provision resulted primarily from the increase in pre-tax income in Fiscal 2004 coupled with an increase in the tax rate from 38.5% to 39.6%, primarily as a result of certain non-deductible executive compensation and the mix of income by state jurisdiction. The Company anticipates that the tax rate will decrease in Fiscal 2005 to approximately 38.8%.

On a segment basis (see Note 6 to the accompanying Consolidated Financial Statements) the retail segment reported a strong performance in Fiscal 2004 as evidenced by an increase in pre-tax income of $2.7 million or 12.4% over Fiscal 2003. The direct marketing segment improved its performance in Fiscal 2004 with an increase in its pre-tax income of $4.9 million or 73.5% over Fiscal 2003.

As a result of the foregoing, the Company reported net income of $21.4 million or $1.02 per diluted share in Fiscal 2004, after reflecting a cumulative, after-tax adjustment of $1.4 million or $0.07 per diluted share related to lease accounting (see Note 2 under “Lease Accounting” to the accompanying Consolidated Financial Statements for additional details). Net income was 4.3% of net sales in Fiscal 2004 compared to 4.0% of net sales in Fiscal 2003.

Fifty-two weeks ended January 31, 2004 versus February 1, 2003

Net sales for the Company increased in Fiscal 2003 by $58.3 million to $434.2 million which represents a 15.5% increase over Fiscal 2002. The retail segment of our business generated $48.2 million of the increase with the remaining $10.1 million increase resulting from our direct marketing segment.

In the retail segment, we opened 18 new stores (nine full-line, eight airport and one Gardeners Eden store), which contributed $9.8 million of the increase. Stores open for the full year in Fiscal 2003 that were only open for a portion of Fiscal 2002 (12 stores) contributed an additional $4.3 million in increased net sales in Fiscal 2003 as compared to Fiscal 2002. Those stores open for a full year in both Fiscal 2002 and Fiscal 2003 (same stores) generated an 11.2%

or $33.0 million increase over Fiscal 2002 results. Driving the majority of the sales increase in all three store classifications were strong sales performances of new product introductions in the Massage, Personal Care, Lighting, Games and Kitchen categories. Net sales from the Company’s seasonal store program increased $0.7 million over Fiscal 2002. The Company operated 67 seasonal locations in Fiscal 2003 versus 64 seasonal locations in Fiscal 2002. Also the retail segment had increased net sales from customers for shipping and handling of $0.4 million.

The direct marketing segment posted a net sales increase of $10.1 million or 15.3% over Fiscal 2002. The increase is comprised of $11.8 million in the Brookstone Brand (Hard-to-Find-Tools, Brookstone Catalog, Internet and Corporate sales), offset by a $2.7 million decrease in the Gardeners Eden Brand. Driving the increase in the Brookstone Brand is an approximate 33% increase in catalog circulation and an approximate 51% increase in the Internet. The Gardeners Eden Brand had a reduction in catalog circulation of approximately 23%. Partially offsetting the decline were net sales generated by the Gardeners Eden Internet site, which was launched during the third fiscal quarter of 2003. Additionally, increased net sales of $1.0 million as compared to Fiscal 2002 were generated from customers for shipping and handling.

Gross profit as a percentage of net sales increased 2.5% to 40.0% in Fiscal 2003 compared to 37.5% in Fiscal 2002. In Fiscal 2003, overall margins on the sales of Company products improved 1.1%. This improvement is principally related to the reduction in markdowns on slow moving or overstock products in Fiscal 2003 as compared to Fiscal 2002. Also included in gross profit are occupancy costs, which decreased as a result of the strong sales increases experienced by the Company, accounting for a 1.3% improvement in the gross profit rate from Fiscal 2002. The costs associated with shipping and handling for customers also decreased, resulting in a 0.1% increase in the gross profit rate.

Selling, general and administrative expenses (SG&A) as a percent of net sales increased 1.1% to 33.3% in Fiscal 2003 as compared to 32.2% in Fiscal 2002. Advertising accounted for 0.7% of this 1.1% increase in SG&A, principally relating to catalogs, store displays and Internet affiliate costs. These advertising related expenditures were in support of the Company’s continuing multi-channel strategy. In addition, the Company incurred one-time costs related to its settlement of certain legal matters, primarily the settlement of its California lawsuit (see Item 3) and associated professional service fees. These costs were approximately 0.5% of the increase in SG&A.

Net interest expense as a percent of net sales decreased slightly to 0.2% in Fiscal 2003 from 0.3% in Fiscal 2002. The decrease in net interest expense of $400,000 in Fiscal 2003 is due to the Company’s improved cash position as a result of its income from operations. This resulted in reduced interest expense and increased income from investments.

In Fiscal 2003, the Company recorded an income tax provision of $11.0 million, or 2.5% of net sales, as compared to $7.4 million, or 2.0% of net sales, in Fiscal 2002. The increase in income tax provision resulted primarily from the increase in pre-tax income in Fiscal 2003 coupled with an increase in the tax rate from 38.0% to 38.5%, primarily as a result of the mix of income by state jurisdiction.

On a segment basis (See Note 6 of the accompanying Consolidated Financial Statements), the retail segment reported a strong performance in Fiscal 2003 as evidenced by an increase in pre-tax income of $7.1 million or 44.9% over Fiscal 2002. The direct marketing segment, which was restored to profitability in Fiscal 2002, continued to improve its performance increasing its pre-tax income by $1.7 million or 34.9%.

As a result of the foregoing, the Company reported net income of $17.6 million or $0.87 per diluted share in Fiscal 2003, an increase of 39.8% per diluted share from Fiscal 2002. Net income was 4.0% of net sales in Fiscal 2003 compared to 3.2% of net sales in Fiscal 2002.

Seasonality

The seasonal nature of the Company’s business increased in Fiscal 2004 and is expected to continue to increase in Fiscal 2005 as the Company opens additional retail stores and continues its program to operate a significant number of small, temporary locations during the winter holiday selling season. In Fiscal 2004, most of the Company’s new stores were opened in the second half of the fiscal year. In Fiscal 2005, the Company expects to open the majority of its new stores in the second half of the year.

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

Liquidity and Capital Resources

During Fiscal 2004, the Company’s cash position increased $16.5 million to $86.2 million. Cash generated from operations contributed $40.4 million primarily as a result of the Company’s income from operations for the year and an increase in other long term liabilities, principally as a result of allowances receivable from landlords of $4.5 million. An increase in working capital of $4.5 million partially offset cash provided by operations. Primary contributors to the working capital increase are higher inventory balances at the close of Fiscal 2004 and to a lesser extent, an increase in receivables of $2.7 million, of which $1.4 million is attributable to receivables due from landlords.

Cash provided by financing activities contributed $9.2 million primarily as a result of the Company’s financing $8.0 million for its new headquarters facility and proceeds of $1.9 million from the exercise of stock options and the employee stock purchase plan.

These cash increases were offset by the Company’s utilization of cash of $33.1 million to fund capital expenditures. Fiscal 2004 capital expenditures consisted of $9.1 million for the construction of a new headquarters building, $8.8 million for new stores, $7.1 million related to the new materials handling system and expansion of its distribution center, $5.2 million for remodeling and maintenance in existing stores and $2.9 million for other improvements.

During Fiscal 2003, the Company’s cash position increased $15.6 million to $69.7 million. Cash generated from operations contributed $38.3 million primarily as a result of the Company’s income from operations for the year, an increase in other long-term liabilities of $1.9 million, and a decrease in working capital of $4.0 million. The Company’s working capital decreased primarily as a result of an increase in other current liabilities, specifically related to increased payables for gift cards resulting from increased sales of gift cards during the winter holiday selling season, increased income taxes payable due to higher pre-tax income and increased compensation payable as a result of Fiscal 2003’s improved financial performance.

Cash provided by financing activities contributed $3.5 million primarily as a result of proceeds of $4.3 million from the exercise of stock options and the employee stock purchase plan.

These cash increases were offset by the Company’s utilization of cash of $26.3 million to fund capital expenditures. Fiscal 2003 capital expenditures consisted of $9.0 million for remodeling and maintenance in existing stores, $7.8 million for new stores, $6.1 million related to the expansion of the distribution center, $1.7 million for the construction of a new headquarters building, and $1.7 million for other improvements.

During Fiscal 2002, the Company’s cash position increased $25.2 million to $54.1 million. Cash generated from operations contributed $31.1 million primarily as a result of the Company’s income from operations for the year and a decrease in working capital of $8.7 million. The Company’s working capital decreased primarily as a result of an increase in other current liabilities, specifically related to increased income taxes payable due to higher pre-tax income in Fiscal 2002 and increased compensation payable in Fiscal 2002 as a result of Fiscal 2002’s improved financial performance.

Cash provided by financing activities contributed $0.3 million primarily as a result of proceeds of $1.1 million from the exercise of stock options and the employee stock purchase plan.

These cash increases were offset by the Company’s utilization of cash of $6.1 million to fund capital expenditures. Fiscal 2002 capital expenditures consisted of $4.2 million for new stores, $1.7 million for remodeling and maintenance in existing stores and $0.2 million for other improvements.

The Company’s primary short-term liquidity needs consist of financing seasonal merchandise inventory build-ups. The Company’s primary sources of financing for such needs are cash generated from operations, borrowings under its revolving credit facility and trade credit. In Fiscal 2004 and Fiscal 2003, the Company did not borrow under its revolving credit facility although during the Company’s peak borrowing period of November and December the Company would have been eligible to borrow up to a maximum of approximately $71.0 million and $70.0 million, respectively. At January 29, 2005 and January 31, 2004, certain letters of credit in an aggregate amount of approximately $7.7 million and $11.9 million were outstanding, respectively. Additionally, $0.7 million and $0.9 million in standby letters of credit were drawable primarily by store lessors at January 29, 2005 and January 31, 2004, respectively.

The Company’s revolving credit facility provides for borrowings of up to $80.0 million for letters of credit and working capital as long as the Company meets a borrowing base test equal to 50% of the amount of eligible inventory and outstanding documentary letters of credit (increasing to 65% for the period June through July and to 75% for the period August through November). Amounts available for borrowings are reduced by the aggregate amount of outstanding letters of credit, which may not exceed $50.0 million, and borrowings. During the December 15th to April 30th time frame, the Company must have no more than $7.0 million in borrowings under its revolving credit facility (excluding letters of credit) outstanding for 30 consecutive days.

During the second fiscal quarter of 2004, the Company agreed with its lenders to forego its collateral release conditions in exchange for reduced interest rates within its revolving credit facility (“Amendment No. 2”). The new fixed-charge coverage ratios that determine which of three different levels of fees and applicable margin rates are to be charged on applicable borrowings are as follows: the Company may borrow at either the agent bank’s base lending rate plus the applicable percentage (0.250%, 0.000% or 0.000%), or the Eurodollar rate for the applicable period plus the applicable percentage (1.750%, 1.500%, or 1.250%). In addition, the Company is obligated to pay a fee of 0.500%, 0.375% or 0.300% on the unused portion of the commitment, 0.875%, 0.750%, or 0.625% on the documentary letters of credit, and 1.875%, 1.625% or 1.375% on the standby letters of credit. Amendment No. 2 also adjusted certain capital expenditure restrictions, including an increase in aggregate spending allowed for the new headquarters facility from $10.0 million to $11.0 million.

At the Lender’s option, all positive cash balances held by the Lender’s banks may be applied to the outstanding balance of the revolving line of credit. The facility contains a number of restrictive covenants, including limitations on incurring additional indebtedness, granting liens, selling assets, engaging in mergers and other similar transactions, engaging in new business lines and making capital expenditures. In addition, the facility prohibits the payment of cash dividends on common stock and requires that the Company maintain certain financial ratios, including tests pertaining to consolidated net worth, fixed charge coverage and cash flow leverage. During all four quarters of Fiscal 2004, the Company was in compliance with the applicable covenants.

Prior to Amendment No. 2, borrowings under the facility bore interest that was dependent on the level of the Company’s fixed charge coverage ratio. Depending on the calculated ratio of the Company’s fixed charge coverage, there were four different levels that had different fees and different margin rates on the applicable borrowings. Under the facility, the interest rates on the facility, at the Company’s option, were either: the agent bank’s base lending rate plus the applicable percentage (0.500%, 0.250%, 0.000% or 0.000%), or the Eurodollar rate for the applicable period plus the applicable percentage (2.000%, 1.750%, 1.500% or 1.250%). In addition, the Company was obligated to pay a fee of 0.625%, 0.500%, 0.500% or 0.375% on the unused portion of the commitment, 1.000%, 0.875%, 0.750% or 0.625% on the documentary letters of credit, and 2.125%, 1.875%, 1.625% or 1.375% on the standby letters of credit.

The facility is currently scheduled to expire as of February 21, 2006. The Company is currently negotiating with its lenders to extend or renew the facility.

Lower market interest rates and plan asset returns have resulted in declines in pension plan asset performance and funded status. The discount rate used for the calculation of plan liabilities at the end of Fiscal 2004 was decreased to 5.5% to reflect current economic conditions. The expected long-term rate of return for Fiscal 2005 will remain consistent at 8.0%. The Fiscal 2005 rate was developed by examining historical return rates based on plans’ asset allocation and other factors. As a result, net periodic benefit cost in 2005 is expected to be negatively impacted. See Note 9 to the Consolidated Financial Statements for further discussion.

The Company has never paid a cash dividend and currently plans to retain all earnings for use in the operations of the business. Any determination by the Board of Directors to pay future cash dividends will be based upon conditions then existing, including the Company’s earnings, financial condition and requirements, restrictions in its financing arrangements and other factors.

The following table (in thousands) summarizes the Company’s contractual obligations as of January 29, 2005 and the effect such obligations are expected to have on its liquidity and cash flows in future periods.

	Payments due by period (1) (in thousands)
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Long-term debt obligations (2)	$9,318	$1,128	$2,147	$2,002	$4,041
Capital lease obligations (3)	3,004	207	398	376	2,023
Operating lease obligations (4)	248,809	36,033	64,879	53,803	94,094
Purchase obligations (5)	13,579	13,579	—	—	—
Other long-term liabilities (6)	—	—	—	—	—

Total	$274,710	$50,947	$67,424	$56,181	$100,158

(1)	The amounts set forth in the “Less than 1 Year” column represents amounts to be paid in 2005, the “1-3 Years” column represents amounts to be paid in 2006 and 2007, the “3-5 Years” column represents amounts to be paid in 2008 and 2009 and the “More than 5 Years” column represents amounts to be paid after 2009.

(2)	Represents scheduled payments of principal and interest (computed using the 3.39% interest rate on January 29, 2005) on the real estate loan. See Note 7 to the accompanying Consolidated Financial Statements.

(3)	Represents total minimum lease payments, of which $1.0 million represents interest. See Note 7 to the accompanying Consolidated Financial Statements.

(4)	The operating lease commitments represent the minimum obligation the Company has for its non-cancelable retail store leases. These leases, however, require additional payments for common area maintenance, real estate taxes and other costs. These costs in Fiscal 2004 were equal to approximately 50% of the minimum lease obligations. The Company also has $602,000 of operating lease commitments related to its use of technical equipment See Note 11 to the accompanying Consolidated Financial Statements.

(5)	As of January 29, 2005, the Company had $12.8 million of outstanding purchase orders which are primarily related to orders for general merchandise inventories. Since most of the Company’s purchase orders can be canceled without penalty upon 30-days notice, this total only includes purchase obligations scheduled to be shipped within 30-days following the end of Fiscal 2004. Additionally, the Company included $740,000 in standby letters of credit which are primarily used to provide for lease payments to store lessors in the event of a default by the Company in its lease obligations.

(6)	At January 29, 2005, the Company had long-term liabilities of $9.7 million for its straight line rent accrual, the cash flow requirements of which are included in operating lease obligations. Additionally, the Company has long-term liabilities that do not have contractually scheduled maturity dates and as such are not included in the table above. Included in long-term liabilities is $4.6 million for employee benefits, most of which will come due beyond five years and $8.2 million related to the unamortized portion of deferred credits from landlords and liabilities related to income and use taxes. See Note 3 to the accompanying Consolidated Financial Statements.

The Company believes its cash balances, funds expected to be generated by future operations, and borrowing capacity will be sufficient to finance the majority of its capital requirements during Fiscal 2005.

The amount of cash generated from operations is dependent upon many factors including but not limited to the ability of the Company to achieve its business plan and general economic and retail industry conditions in the United States, during the upcoming year. Borrowing under the Company’s revolving credit facility, as amended, may also be limited by the following factors:

•	Borrowings under the Agreement are limited to a borrowing base calculation which may impact the ability of the Company to fund its business;

•	Inventory obsolescence issues resulting from decreased revenues, that would affect the borrowing base assets, as eligible inventory in the borrowing base would decrease;

•	The credit agreement contains a number of restrictive covenants. If the Company fails to meet any of these covenants, it may severely limit the Company’s ability to conduct its business; and

•	The credit agreement contains a requirement for the Company to have no more than $7.0 million in borrowings under this revolving credit facility (excluding letters of credit) for thirty consecutive days between the December 15th and April 30th timeframe. Failure to do so may severely limit the Company’s ability to borrow under this credit facility.

The Company’s interest rate exposure is most sensitive to fluctuations in interest rates in the United States, which impact interest paid on its debt. A 10% change in the weighted average interest rate on the Company’s variable rate debt would be immaterial to the Company’s consolidated financial positions, results of operations and cash flows.

Off-Balance Sheet Arrangements

The Company primary contingent liabilities relate to non-cancelable retail store operating leases. At January 29, 2005 and January 31, 2004, future minimum rentals totaled $248.2 million and $233.5 million (excluding common area maintenance, real estate and other costs), respectively. Additionally, the Company has entered into several arrangements not reflected on the balance sheet that have or are reasonably likely to have a current or future effect on the Company’s financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. These include documentary letters of credit, standby letters of credit and an interest rate swap, each of which is discussed below.

Documentary letters of credit are included in the Company’s revolving credit agreement and are used primarily in connection with purchase order commitments from overseas vendors. At January 29, 2005 and January 31, 2004, there were $7.7 million and $11.0 million in outstanding documentary letters of credit, respectively. Standby letters of credit are included in the Company’s revolving credit agreement and are used primarily in connection with store lessors. At January 29, 2005 and January 31, 2004 there were $0.7 million and $0.9 million in standby letters of credit drawable primarily by store lessors. The Company’s revolving credit agreement is scheduled to expire on February 21, 2006. Management is in discussions with its lenders to extend or renew the agreement. See Note 7 to the accompanying Consolidated Financial Statements.

During Fiscal 2004, the Company obtained a real estate mortgage loan to help finance its new corporate headquarters’ facility. The financing obtained was an $8.0 million, 10-year maturity, variable-rate loan based on one-month LIBOR plus 1.00% (see Note 7 of the Consolidated Financial Statements for additional details). In order to minimize the risk of exposure related to variations in cash flows over the life of the financing, in August 2004, the Company entered into a $4.0 million, 10-year interest rate swap agreement under which the Company receives one-month LIBOR plus 1.00% and pays a 5.67% fixed rate. The swap modifies the Company’s interest rate exposure by effectively converting 50% of the real estate loan from a variable rate to a fixed rate in order to hedge against the possibility of rising interest rates during the term of the loan. As of January 29, 2005, the swap’s notional amount was $3,833,333 (notional amount is reduced $33,333 each month) and the fair value of the swap, included in other long-term liabilities, was $106,000. In addition, there was an unrealized loss of approximately $20,000, net of tax of $12,000, included in accumulated other comprehensive loss as a separate component of shareholders’ equity. See Note 12 of the Consolidated Financial Statements for additional details.

As part of the Company’s ongoing business, it does not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. The Company was not involved in any material unconsolidated SPE transactions. As discussed in Note 4 of the Consolidated Financial Statements, the Company’s joint ventures are each consolidated into the Consolidated Financial Statements.

Fiscal 2005 Store Openings and Capital Expenditure Expectations

The following discussion includes certain forward-looking statements of management’s expectations for store growth and related capital expenditures. These statements should be read in light of the considerations presented under the caption “Outlook: Important Factors and Uncertainties” found in Item 7, “Managements Discussion and Analysis of Financial Condition and Results of Operations.”

In Fiscal 2005, the Company plans to add approximately 20 new Brookstone stores, including up to five airport locations. The Company does not anticipate opening any Gardeners Eden locations in Fiscal 2005. The Company anticipates the cost of opening a new Brookstone store (based on the new store design), including leasehold improvements, furniture and fixtures, and pre-opening expenses, to average approximately $500,000 and a Gardeners Eden store to average approximately $650,000. In addition, the Company expects a new Brookstone store to require $150,000 and a Gardeners Eden new store to require $200,000 of working capital per store. The Company anticipates the cost of opening airport stores, including leasehold improvements, furniture and fixtures and pre-opening expenses, to average approximately $250,000, and expects airport stores to require $100,000 of working capital per store. The Company expects to remodel approximately 15 locations and update and maintain other stores, during Fiscal 2005, incurring capital expenditures of approximately $7.4 million.

The Company completed Phase III of the Distribution Center expansion in Fiscal 2004 with the addition of a state-of-the-art materials handling system at its Distribution Center. During Fiscal 2005, the Company anticipates spending $0.7 million for additional materials handling system requirements.

Including the capital expenditures listed above, the Company anticipates making capital expenditures of approximately $18.5 million in Fiscal 2005.

Outlook: Important Factors and Uncertainties

The Private Securities Litigation Reform Act of 1995 (the “Act”) provides a “safe harbor” for forward-looking statements to encourage companies to provide prospective information about themselves without fear of litigation so long as the forward-looking information is accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those set forth in the forward-looking statement. Statements in this 2004 Annual Report on Form 10-K which are not historical facts, including statements about the Company’s or management’s confidence or expectations, seasonality of the Company’s future sales and earnings, plans for opening new stores and other retail locations, introduction of new or updated products, opportunities for sales growth or cost reductions and other statements about the Company’s operational outlook, are forward-looking statements subject to risks and uncertainties that could cause actual results to vary materially.

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

Concentration of Sales in Winter Holiday Season. A high percentage of the Company’s annual sales and all or substantially all of its annual income from operations have historically been attributable to the winter holiday selling season. In addition, like many retailers, the Company must make merchandising and inventory decisions for the winter holiday selling season well in advance of actual sales. Accordingly, unfavorable economic conditions, weather conditions and/or deviations from projected demand for products during this season could have a material adverse effect on the Company’s results of operations for the entire fiscal year. While the Company has implemented certain measures to improve its results during periods outside of the winter holiday selling season, such as the opening of stores in airports and the development of Gardeners Eden stores, the Company expects that its annual results of operations will remain dependent on the Company’s performance during the winter holiday selling season.

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

Product Risks. Although the Company seeks to maintain quality standards at a high level, its products may have defects that could result in high rates of return, recalls or product liability claims. Such returns, recalls or claims could adversely affect profitability. Third parties may assert claims for patent or trademark infringement, or violation of other proprietary rights. If successful, such claims could result in the inability to sell a particular product or, in the case of a settlement or royalty, adversely impact the profitability of the product and could have a material adverse effect on the Company’s results of operations. Such claims could entail significant legal expenses even if they are ultimately determined to be meritless.

Gardeners Eden Stores. The Gardeners Eden stores represent an initiative by the Company to develop a new store model focused on a market that is different from that of the traditional Brookstone store and to help decrease the concentration of sales in the winter holiday season by generating more sales in the spring and summer. The success of this new model could vary based on a wide variety of factors, including, but not limited to, the selection of optimum locations, innovative merchandising, achieving profitability, accurate prediction of customer response in a new market and the overall condition of the economy.

Changes in Legal or Regulatory Framework. The Company and its operations are subject to numerous laws, regulations and governmental policies and procedures on the international, federal, state and local levels, including, but not limited to, laws, regulations, policies, procedures, rulings, interpretations, or other governmental or quasi-governmental practices, regarding corporate governance, commerce, customs, international trade, labor and employment, importation tax, securities, accounting, and other laws and regulations which are, or are found to be, applicable to the Company. Changes to this legal and regulatory framework, or to any individual law or regulation, or governmental policy or procedure to which the Company is now, or is determined to be in the future, subject, could have a material impact on the Company’s business or results from operations.

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

Current Retail Locations. The ten largest retail locations by sales volume in 2004 accounted for a disproportionate amount of total Company retail sales during 2004; however, the aggregate sales of the ten largest retail stores accounted for less than 10% of the aggregate 2004 Company retail sales. The inability of the Company to renew such leases or to remain in such locations and find suitable replacements in a timely manner without significant expense could have a material adverse impact on the Company’s retail sales and results from operations.

Competition. The Company faces intense competition for customers, personnel and innovative products. This competition comes primarily from other specialty retailers, department stores, discount retailers and direct marketers, including Internet websites. Many of the Company’s competitors have substantially greater financial, marketing and other resources than the Company.

Retention of Qualified Employees. The Company’s success depends upon its ability to attract and retain highly-skilled and motivated, full-time and temporary associates with appropriate retail experience to work in management and in its stores and temporary locations. Further, because of the limited time periods during which temporary locations are open each year, the availability of suitable associates for such locations is limited.

Seasonal Fluctuation of Operating Results. The Company’s quarterly results of operations fluctuate based upon such factors as the amount and timing of sales contributed by new stores, the success of its temporary location program, capital expenditures and the timing and size of catalog mailings and associated expenses.

Poor Economic Conditions. The Company’s business has been and may in the future be impacted by economic conditions that tend to reduce the level of discretionary consumer spending. These conditions include high interest rates, inflation, unemployment, stock market uncertainty and low consumer confidence. The Company’s exposure to interest rate fluctuations is minimal due to the Company’s use of short-term borrowings and cash flows to fund operations and capital improvements rather than long-term borrowings.

Information and Communications Infrastructure. The success of the Company is dependent upon its computer hardware and software systems and its telecommunications systems. The Internet portion of the direct marketing segment relies heavily on the proper operation of these systems, as well as on the continued operation of the external components of the Internet, to market goods and to receive and process orders. The retail segment utilizes point of sale computers located in the stores. The Company’s headquarters and Distribution Center rely on a wide variety of applications to carry on the business. These systems are subject to damage from natural disasters, power failures, hardware and software failures, security breaches, network failures, computer viruses and operator negligence. Should one of these systems fail or be inadequate to support future growth, the Company’s results could be materially and adversely impacted. The Company is also dependent on certain vendors of its key information systems. Should these vendors experience financial difficulties, the support of these key systems could be negatively impacted.

Centralized Distribution. The Company conducts the majority of its distribution operations and a significant portion of its direct marketing processing functions from its facility in Mexico, Missouri. A disruption in operations at the Distribution Center may significantly increase the Company’s distribution costs and prevent goods from flowing to stores and customers. The Company utilizes third-party carriers for its product shipments. The distribution of products is vulnerable to disruption from employee strikes and labor unrest, in particular, potential strikes by UPS employees and/or longshoremen, which could increase costs and impede or restrict the supply of goods.

Direct Marketing. The success of the Company’s catalog operation hinges on the achievement of adequate response rates to mailings, merchandising and catalog presentation that appeal to mail order customers and the expansion of the potential customer base in a cost-effective manner. Lack of consumer response to particular catalog mailings could increase the costs and decrease the profitability of the direct marketing segment. Significant costs relative to paper, postage and inventory are associated with the direct marketing segment. Rising paper and postal rates can negatively impact the business and the failure to accurately predict consumer response or to achieve the optimum cost-effective level of catalog circulation could adversely affect revenues and growth of the business. In addition, terrorism perpetrated via the U.S. Mail or threats thereof could have a material adverse impact on the Company’s catalog business.

Dependence on Key Vendors. Because the Company strives to sell only unique merchandise, adequate substitutes for certain key products may not be widely available in the marketplace. There can be no assurance that vendor manufacturing or distribution problems, or the loss of the Company’s exclusive rights to distribute important products, would not have a material adverse effect on the Company’s performance. In Fiscal 2004, the Company had one vendor who supplied products representing approximately 16.2% of net sales, with the 10 largest vendors representing approximately 40% of net sales. The Company’s operating results could be adversely affected if any of its 10 largest vendors were unable to continue to fill the Company’s orders for such vendor’s products or failed to fill those orders in a timely way.

Foreign Vendors. The Company is purchasing an increasing portion of its merchandise from foreign vendors, including, but not limited to, Asia. Although management expects this strategy to increase profit margins for these products, the Company’s reliance on such vendors subjects the Company to associated legal, social, political and economic risks, including, but not limited to, import, licensing and trade restrictions. In particular, economic relations between the United States and China have historically had a potential for volatility, the recurrence of which could have a material adverse impact on the Company’s operations and results. The Company is also subject to the risk that the manufacturers abroad who ultimately manufacture our products may employ labor practices that are not consistent with acceptable practices in the United States. In any such event, we could be hurt by negative publicity with respect to those practices and, in some cases, face liability for those practices.

Additionally, the Company is highly dependent upon steamship lines and air cargo companies to transport this merchandise from overseas to the United States and as such, the Company remains vulnerable to equipment shortages and labor stoppage, both at the ports and countries of origins and in the United States. In such a situation, the Company could face inventory shortages in certain products, increased transportation costs and increased interest expense as a result of moving inventory receipts forward.

Raw Materials. The raw materials used to manufacture the Company’s products and its distribution and labor costs are subject to availability constraints and price volatility, which could result in increased costs. The raw materials used to manufacture the Company’s products are subject to availability constraints and price volatility caused by high demand for such products and their components, currency fluctuations, factory capacity, competition for suppliers and factories, weather, supply conditions, government regulations, economic climate and other unpredictable factors. In addition, the Company’s transportation and labor costs are subject to price volatility caused by the price of oil, supply of labor, governmental regulations, economic climate, currency fluctuations and other unpredictable factors. Increases in demand for, or the price of, raw materials, distribution services and labor could have a material adverse effect on the Company’s business, financial condition and results of operations. Since the Company relies significantly on foreign sources of raw materials and production, the Company is at risk from a variety of factors that could leave it with inadequate or excess inventories, resulting in decreased profits or losses.

Increased Petroleum Prices. In recent years, increases in petroleum prices have resulted in increased transportation and shipping costs for the Company. Further increases in petroleum prices, or failure of such prices to decline, could continue to increase the Company’s costs for transportation and shipping and also cause increases in the cost of goods that are manufactured from plastics and other petroleum-based products. In addition, increased petroleum prices may lead to increased airfares, which could cause a decrease in the volume of business at the Company’s airport locations.

Increased Reliance on E-Commerce. As a greater proportion of the Company’s sales are made via the Internet, and as the Company begins to look more to that channel to increase overall sales, the Company will become increasingly subject to the uncertainties inherent in the quickly developing area of e-commerce. Such uncertainties include, but are not limited to, the extent to which the Company’s customers will adopt the Internet as their method of purchase, the effect that government regulation of the Internet (or lack thereof) will have on the Internet as a medium of commerce, as well as the reliability, stability and security of the Internet and World Wide Web.

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

Weather. Extreme weather conditions in regions in which the Company sources its products or the areas in which the Company’s stores are located could have a material adverse effect on its business, financial condition and results of operations. For example, major international catastrophes such as the tsunami and recent earthquakes could adversely affect the Company’s business in a number of ways, including but not limited to, performance delays, product shortages and increased costs, all of which are beyond our control and cannot be anticipated. Also, heavy snowfall or other extreme weather conditions over a prolonged period might make it difficult for the Company’s customers to travel to its stores. The Company’s business is also susceptible to unseasonable weather conditions. For example, extended periods of unseasonably warm temperatures during the winter season or cool weather during the summer season could render a portion of the Company’s inventory incompatible with those unseasonable conditions. These prolonged unseasonable weather conditions could adversely affect the Company’s business, financial condition and results of operations.

Volatility of our Common Stock. The market price of our common stock has fluctuated over time. We believe that factors such as quarterly operating results, changes in market conditions, securities analysts’ estimates of future operating results and the overall performance of the economy and the stock market may cause the market price of our common stock to fluctuate significantly.

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk

The Company’s primary market risk is its interest rate risk. The Company does not engage in trading activities and its foreign currency risk and commodity price risk is immaterial.

The Company is exposed to the impact of interest rate changes primarily through its borrowing activities. As part of the Company’s risk management policy, it tries to minimize interest rate risk whenever possible. During Fiscal 2004, the Company obtained a real estate mortgage loan to help finance its new headquarters facility. The financing obtained was an $8.0 million, 10-year maturity, variable-rate loan based on one-month LIBOR plus 1.00% (see Note 7 to the accompanying Consolidated Financial Statements for additional details). In order to minimize the risk of exposure related to variations in cash flows over the life of the financing, in August 2004, the Company entered into a $4.0 million, 10-year interest rate swap agreement under which the Company receives one-month LIBOR plus 1.00% and pays a 5.67% fixed rate. The swap modifies the Company’s interest rate exposure by effectively converting 50% of the real estate loan from a variable rate to a fixed rate in order to hedge against the possibility of rising interest rates during the term of the loan.

As of January 29, 2005, the swap’s notional amount was $3,833,333 (notional amount is reduced $33,333 each month) and the fair value of the swap was included in other long-term liabilities in the amount of $106,000. (See Note 12 to the accompanying Consolidated Financial Statements for additional details).

The Company has performed a sensitivity analysis as of January 29, 2005, using a modeling technique that measures the change in the fair values arising from a hypothetical 10%

increase and a 10% decrease in the levels of interest rates across the entire yield curve, with all other variables held constant. The analysis covers the Company’s long-term debt and interest rate swap. The analysis uses actual maturities for the debt and interest rate swap. The interest rate swap is valued using the market standard methodology of netting the discounted future fixed cash payments and the discounted expected variable cash receipts. The variable cash receipts are based on an expectation of future interest rates derived from observed market interest rate curves. The discount rates used in the net present value calculations were based on the market interest rates in effect at January 29, 2005. The sensitivity analysis indicated that a hypothetical 10% increase in interest rates would result in an $81,000 gain in the fair value of the interest rate swap. This gain in fair value on the swap is offset by an equal amount increase in interest expense from the unhedged portion of the real estate loan. The opposite results occurred with a hypothetical 10% decrease in interest rates, which resulted in an $81,000 loss in the fair value of the interest rate swap. This loss in fair value on the swap is offset by an equal amount decrease in interest expense from the unhedged portion of the real estate loan. Through the use of the interest rate swap on the real estate loan, the Company has minimized its exposure to changes in interest rates from its existing real estate loan and interest rate swap.

While these are the Company’s best estimates of the impact of the specified interest rate scenarios, actual results could differ from those projected. The sensitivity analysis presented assumes interest rate changes are instantaneous, parallel shifts in the yield curve. In reality, interest rate changes of this magnitude are rarely instantaneous or parallel.

Counterparty risk relates to the loss the Company could incur if its swap counterparty defaulted on the interest rate swap. The Company entered into a master agreement with its counterparty that allows netting of swap positions in order to manage this risk.

ITEM 8. Financial Statements and Supplementary Data.

The Consolidated Financial Statements, together with the report thereon of PricewaterhouseCoopers LLP, dated April 29, 2005, and supplementary data appear on pages 54 through 92 of this document.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

ITEM 9A. Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the principal executive officer and principal financial officer, management conducted an evaluation as of January 29, 2005 of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on this evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this annual report.

Management’s Annual Report on Internal Control Over Financial Reporting

Brookstone’s management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company, as such term is defined in the Exchange Act Rule 13a-15(f). The Company’s internal control over financial reporting is a process designed, under the supervision of the Company’s principal executive officer and principal financial officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management of Brookstone, including the Company’s principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of January 29, 2005 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework. Based on management’s evaluation under the framework in Internal Control – Integrated Framework, management concluded that the Company’s internal control over financial reporting was effective as of January 29, 2005.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of January 29, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm as stated in their report which is included herein.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. Other Information.

None.

PART III

ITEM 10. Directors and Executive Officers of the Registrant.

Information concerning the Company’s executive officers is set forth in Item 4A of this Form 10-K under the caption “Executive Officers of the Registrant.”

Information with respect to directors, nominees and the nomination process is incorporated herein by reference to the information “Election of Directors” in the Proxy Statement for the Company’s 2005 Annual Meeting of Stockholders (the “Proxy Statement”).

Information regarding audit committee financial experts is incorporated herein by reference to the information (“Committees of our Board” and “Audit Committee Report for 2005”) in the Proxy Statement.

Information required by Item 405 of Regulation S-K is incorporated herein by reference to “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement.

We have adopted a written code of conduct and ethics that applies to our directors and all of our officers and employees and can be found on our website, which is located at www.Brookstone.com. We intend to make all required disclosures concerning any amendments to, or waiver from, our code of conduct and ethics on our website.

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

ITEM 14. Independent Registered Public Accounting Firm Fees

The information in response to this item may be found in the section entitled “Independent Registered Public Accounting Firm Fees” of the Proxy Statement, and such information is incorporated herein by reference.

PART IV.

ITEM 15. Exhibits and Financial Statement Schedules.

15(a) List of Financial Statements, Financial Statement Schedules, and Exhibits.

1. Financial Statements

The financial statements appear on the following pages of this document.

EXHIBIT NO.	DESCRIPTION
3.1	Restated Certificate of Incorporation, (filed with the Securities and Exchange Commission as Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 (File No. 33-47123), and incorporated herein by reference).

3.2	Amended and restated by-laws (filed with the Securities and Exchange Commission as Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1 (File No. 33-47123), and incorporated herein by reference).

4.1	Specimen Certificate Representing the Common Stock (filed with the Securities and Exchange Commission as Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 (File No. 33-47123), and incorporated herein by reference).

10.1	Amended and Restated Stockholders Agreement dated as of August 22, 1991, among the Company and its stockholders party thereto and named therein (filed with the Securities and Exchange Commission as Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1 (File No. 33-47123), and incorporated herein by reference).

10.2	1991 Stock Purchase and Option Plan, as amended (filed with the Securities and Exchange Commission as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8 (File No. 33-63470), and incorporated herein by reference).

10.5	Stock Option Agreement dated as of August 22, 1991, between the Company and Alexander M. Winiecki (filed with the Securities and Exchange Commission as Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1 (File No. 33-47123), and incorporated herein by reference).

10.7	Stock Option Agreement dated as of October 11, 1991, between the Company and Mone Anathan, III (filed with the Securities and Exchange Commission as Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1 (File No. 33-47123), and incorporated herein by reference).

10.8	1992 Equity Incentive Plan, as amended and restated (filed with the Securities and Exchange Commission as Exhibit A to the Registrant’s 1999 Proxy Statement, and incorporated herein by reference).

EXHIBIT NO.	DESCRIPTION
10.9	1992 Stock Purchase Plan, as amended (filed with the Securities and Exchange Commission as Exhibit 4.3 to the Registrant’s Registration Statement on Form S-8 (File No. 33-63740), and incorporated herein by reference).

10.10	1992 Management Incentive Bonus Plan (filed with the Securities and Exchange Commission as Exhibit 10.12 to the Registrant’s Form 10-K for the year ended January 30, 1994, and incorporated herein by reference).

10.11	1992 Profit Sharing Plan (filed with the Securities and Exchange Commission as Exhibit 10.14 to the Registrant’s Registration Statement on Form S-1 (File No. 33-47123), and incorporated herein by reference).

10.12	Form of the Company’s Pension Plan (filed with the Securities and Exchange Commission as Exhibit 10.15 to the Registrant’s Registration Statement on Form S-1 (File No. 33-47123), and incorporated herein by reference).

10.14	Employment Agreement dated April 2, 1991, between the Company and Alexander M. Winiecki (filed with the Securities and Exchange Commission as Exhibit 10.18 to the Registrant’s Registration Statement on Form S-1 (File No. 33-47123), and incorporated herein by reference).

10.16	Employment Agreement dated September 30, 1994, between the Company and Michael F. Anthony (filed with the Securities and Exchange Commission as Exhibit 10.17 to the Registrant’s Form 10-K for the year ended January 28, 1995, and incorporated herein by reference).

10.22	1996 Directors Stock Option Plan (filed with the Securities and Exchange Commission as Exhibit A to the Registrant’s 1996 Proxy Statement, and incorporated herein by reference).

10.23	Employment Agreement dated November 11, 1996, as amended on November 5, 1996, between the Company and Philip W. Roizin (filed with the Securities and Exchange Commission as Exhibit 10.25 to the Registrant’s Form 10-Q for the quarter ended November 2, 1996, and incorporated herein by reference).

10.26	1999 Equity Incentive Plan (filed with the Securities and Exchange Commission as Exhibit A to the Registrant’s 1999 Proxy Statement, and incorporated herein by reference).

10.28	Employment Agreement dated January 4, 2001, between the Company and Gregory B. Sweeney (filed with the Securities and Exchange Commission as Exhibit 10.28 to the Registrant’s Form 10-K for the year ended February 3, 2001 and incorporated herein by reference).

EXHIBIT NO.	DESCRIPTION
10.29	2000 Employee Stock Purchase Plan (filed with the Securities and Exchange Commission on Registrant’s Form S-8 dated October 25, 2000, File No. 333-48580, and incorporated herein by reference).

10.30	Employment Agreement dated March 7, 2002, between the Company and Kathleen A. Staab (filed with the Securities and Exchange Commission as Exhibit 10.30 to the Registrant’s Form 10-K for the year ended February 2, 2002 and incorporated herein by reference).

10.31	Employment Agreement dated April 30, 2002, between the Company and M. Rufus Woodard (filed with the Securities and Exchange Commission as Exhibit 10.31 to the Registrant’s Form 10-K for the year ended February 2, 2002 and incorporated herein by reference).

10.32	Employment Agreement dated April 30, 2002, between the Company and Carol A. Lambert (filed with the Securities and Exchange Commission as Exhibit 10.32 to the Registrant’s Form 10-K for the year ended February 2, 2002 and incorporated herein by reference).

10.33	Amended and Restated Credit Agreement dated February 21, 2002, among Brookstone, Inc., Brookstone Company, Inc., Brookstone Stores, Inc., Brookstone Purchasing, Inc., Gardeners Eden by Mail, Inc., Gardeners Eden Company, Inc., Gardeners Eden Purchasing, Inc. and Fleet National Bank as agent for the Lenders and Citizens Bank of Massachusetts as Documentation Agent for the Lenders with Fleet Securities, Inc., as Arranger (filed with the Securities and Exchange Commission as Exhibit 10.33 to the Registrant’s Form 10-K for the year ended February 2, 2002 and incorporated herein by reference).

10.34	Change of Control Agreement dated April 18, 2003, between the Company and Michael F. Anthony (filed with the Securities and Exchange Commission as Exhibit 10.34 to the Registrant’s Form 10-K for the year ended February 1, 2003 and incorporated herein by reference).

10.35	Amendment to the Employment Agreement dated September 30, 1994 by and among Brookstone, Inc., Brookstone Company, Inc. and Michael F. Anthony (filed with the Securities and Exchange Commission as Exhibit 10.35 to the Registrant’s Form 10-Q for the quarter ended May 3, 2003 and incorporated herein by reference).

10.36	Amendment No. 1 to Amended and Restated Credit Agreement dated July 31, 2003 (filed with the Securities and Exchange Commission as Exhibit 10.36 to the Registrant’s Form 10-Q for the quarter ended August 2, 2003 and incorporated herein by reference).

EXHIBIT NO.	DESCRIPTION
10.37	Employment Agreement dated August 1, 2003 between the Company and Michael Luce (filed with the Securities and Exchange Commission as Exhibit 10.37 to the Registrant’s Form 10-Q for the quarter ended August 2, 2003 and incorporated herein by reference).

10.38	Amended and Restated Lease Agreement With Option To Purchase dated March 1, 2004 between City of Mexico, Missouri and Brookstone Stores, Inc. (filed with the Securities and Exchange Commission as Exhibit 10.38 to the Registrant’s Form 10-K for the year ended January 31, 2004 and incorporated herein by reference).

10.39	Amendment No. 2 to Amended and Restated Credit Agreement (filed with the Securities and Exchange Commission as Exhibit 10.39 to the Registrant’s Form 10-Q for the quarter ended May 1, 2004 and incorporated herein by reference).

10.40	Real Estate Loan Agreement dated August 24, 2004 between Banknorth, N.A. and Brookstone Company, Inc. (filed with the Securities and Exchange Commission as Exhibit 10.40 to the Registrant’s Form 10-Q for the quarter ended July 31, 2004 and incorporated herein by reference).

10.41	Real Estate Promissory Note dated August 24, 2004 between Banknorth, N.A. and Brookstone Company, Inc. (filed with the Securities and Exchange Commission as Exhibit 10.41 to the Registrant’s Form 10-Q for the quarter ended July 31, 2004 and incorporated herein by reference).

10.42	Mortgage and Security Agreements dated August 24, 2004 between Banknorth, N.A. and Brookstone Company, Inc. (filed with the Securities and Exchange Commission as Exhibit 10.42 to the Registrant’s Form 10-Q for the quarter ended July 31, 2004 and incorporated herein by reference).

10.43	International Swap Dealers Association, Inc. Master Agreement dated July 8, 2004 between Banknorth, N.A. and Brookstone Company, Inc. (filed with the Securities and Exchange Commission as Exhibit 10.43 to the Registrant’s Form 10-Q for the quarter ended July 31, 2004 and incorporated herein by reference).

10.44	Schedule to the International Swap Dealers Association, Inc. Master Agreement dated July 8, 2004 between Banknorth, N.A. and Brookstone Company, Inc. (filed with the Securities and Exchange Commission as Exhibit 10.44 to the Registrant’s Form 10-Q for the quarter ended July 31, 2004 and incorporated herein by reference).

EXHIBIT NO.	DESCRIPTION
10.45	Brookstone, Inc. Defined Contribution Supplemental Executive Retirement Plan effective February 2004 (filed with the Securities and Exchange Commission as Exhibit 10.45 to the Registrant’s Form 10-Q for the quarter ended July 31, 2004 and incorporated herein by reference).

10.46	Employment Agreement dated September 20, 2004 between the Company and Steven Strickland (filed with the Securities and Exchange Commission as Exhibit 10.46 to the Registrant’s Form 10-Q for the quarter ended October 30, 2004 and incorporated herein by reference).

10.47	Amendment No. 1 to 2000 Employee Stock Purchase Plan (filed with the Securities and Exchange Commission on Registrant’s Form S-8 dated September 23, 2003, File No. 333-48580, and incorporated herein by reference).

10.48	Amendment No. 1 to 1996 Directors’ Stock Option Plan (filed with the Securities and Exchange Commission on Registrant’s Form S-8 dated September 23, 2003, File No. 333-17341, and incorporated herein by reference).

10.49	Amendment No. 1 to 1999 Equity Incentive Plan (filed with the Securities and Exchange Commission on Registrant’s Form S-8 dated September 23, 2003, File No. 333-32018, and incorporated herein by reference).

10.50	Amendment No. 1 to 1991 Stock Purchase and Option Plan, 1992 Equity Incentive Plan and 1992 Employee Stock Purchase Plan (filed with the Securities and Exchange Commission on Registrant’s Form S-8 dated September 23, 2003, File No. 33-63470, and incorporated herein by reference).

10.51	Amendment No. 2 to 1999 Equity Incentive Plan (filed with the Securities and Exchange Commission on Registrant’s Form S-8 dated April 27, 2004, File No. 333-32018, and incorporated herein by reference).

10.52	Amendment No. 2 to 1996 Directors’ Stock Option Plan (filed with the Securities and Exchange Commission on Registrant’s Form S-8 dated April 27, 2004, File No. 333-17341, and incorporated herein by reference).

10.53	Amendment No. 2 to 2000 Employee Stock Purchase Plan (filed with the Securities and Exchange Commission on Registrant’s Form S-8 dated April 27, 2004, File No. 333-48580, and incorporated herein by reference).

10.54	Amendment No. 2 to 1991 Stock Purchase and Option Plan, 1992 Equity Incentive Plan and 1992 Employee Stock Purchase Plan (filed with the Securities and Exchange Commission on Registrant’s Form S-8 dated April 27, 2004, File No. 33-63470, and incorporated herein by reference).

EXHIBIT NO.	DESCRIPTION
10.55	2004 Equity Incentive Plan (filed with the Securities and Exchange Commission on Registrant’s Form S-8 dated November 24, 2004, File No. 333-120774, and incorporated herein by reference).

10.56	Agreement and Plan of Merger, dated as of April 15, 2005, by and among Brookstone Holdings Corp., Brookstone Acquisition Corp., and Brookstone, Inc. (filed with the Securities and Exchange Commission on Registrant’s Form 8-K on April 20, 2005, and incorporated herein by reference).

13	The 2004 Annual Report to Stockholders of the Company, except for those portions thereof, which are incorporated in this Form 10-K, shall be furnished for the information of the Commission and shall not be deemed “filed”.

21.1	Subsidiaries of the Registrant (filed herewith)

23.1	Consent of Independent Registered Public Accounting Firm (filed herewith).

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a)/15d-14(a) of The Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a)/15d-14(a) of The Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Brookstone, Inc.

We have completed an integrated audit of Brookstone, Inc.’s January 29, 2005 consolidated financial statements and of its internal control over financial reporting as of January 29, 2005 and audits of its January 31, 2004 and February 1, 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)1, present fairly, in all material respects, the financial position of Brookstone, Inc. and its subsidiaries at January 29, 2005 and January 31, 2004, and the results of their operations and their cash flows for each of the three years in the period ended January 29, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under 15(a)2 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in “Management’s Annual Report on Internal Control Over Financial Reporting” appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of January 29, 2005 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 29, 2005, based on criteria established in Internal Control - Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public

Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PricewaterhouseCoopers LLP

Boston, Massachusetts

April 29, 2005

BROOKSTONE, INC.

CONSOLIDATED BALANCE SHEET

(In thousands, except share data)

	January 29, 2005	January 31, 2004
Assets

Current assets:
Cash and cash equivalents	$86,205	$69,738
Receivables, less allowances of $237 at January 29, 2005 and $496 at January 31, 2004	9,859	7,476
Merchandise inventories	75,585	66,876
Deferred income taxes, net	3,917	4,799
Prepaid expenses	6,045	6,217

Total current assets	181,611	155,106

Deferred income taxes, net	5,256	4,738
Property, plant and equipment, net	74,019	53,970
Intangible assets, net	3,853	4,123
Other assets	1,741	2,390

Total Assets	$266,480	$220,327

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	$17,402	$15,759
Other current liabilities	46,500	41,417

Total current liabilities	63,902	57,176

Other long term liabilities	22,432	15,676
Long-term debt	8,760	1,941

Commitments and contingencies (Note 11)

Other party interests in consolidated entities	1,100	410

Shareholders’ equity:
Preferred stock, $0.001 par value: Authorized – 2,000,000 shares; none issued
Common stock, $0.001 par value: Authorized- 50,000,000 shares; issued–20,373,423 shares at January 29, 2005 and 13,354,949 shares at January 31, 2004; outstanding-20,365,287 shares at January 29, 2005 and 13,349,525 shares at January 31, 2004	20	13
Additional paid-in capital	64,916	59,176
Unearned stock compensation	(1,821)	(184)
Accumulated other comprehensive loss	(1,301)	(991)
Retained earnings	108,519	87,157
Treasury stock, at cost – 8,136 shares at January 29, 2005 and 5,424 at January 31, 2004	(47)	(47)

Total shareholders’ equity	170,286	145,124

Total Liabilities and Shareholders’ Equity	$266,480	$220,327

See Notes to Consolidated Financial Statements.

BROOKSTONE, INC.

CONSOLIDATED STATEMENT OF INCOME

(In thousands, except per share data)

	Year Ended
	January 29, 2005	January 31, 2004	February 1, 2003
Net sales	$498,911	$434,173	$375,878
Cost of sales	297,618	260,420	235,039

Gross profit	201,293	173,753	140,839
Selling, general and administrative expenses	164,253	144,353	120,858
Gain on curtailment of retiree medical plan	—	—	(642)

Income from operations	37,040	29,400	20,623
Interest expense, net	921	857	1,268

Income before taxes and other party interests in consolidated entities	36,119	28,543	19,355
Other party interests in consolidated entities	751	—	—

Income before taxes	35,368	28,543	19,355
Income tax provision	14,006	10,991	7,355

Net income	$21,362	$17,552	$12,000

Earnings per share – basic	$1.06	$0.90	$0.63

Earnings per share – diluted	$1.02	$0.87	$0.62

Weighted average shares outstanding – basic	20,207	19,559	19,092

Weighted average shares outstanding – diluted	20,973	20,181	19,353

See Notes to Consolidated Financial Statements.

BROOKSTONE, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands)

	Year Ended
	January 29, 2005	January 31, 2004	February 1, 2003
Cash flows from operating activities:
Net income	$21,362	$17,552	$12,000
Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	13,679	12,300	11,853
Gain on curtailment of retiree medical plan	—	—	(642)
Amortization of debt issuance costs	185	212	240
Loss on cash flow hedge	73	—	—
Deferred income taxes	554	453	(1,674)
Related tax benefits on exercise of stock options	1,602	1,845	482
Stock based compensation expense	577	629	—
Other party interests in consolidated entities	751	—	—
Increase in other assets	(70)	(587)	(189)
Increase in other long term liabilities	6,203	1,932	264

Changes in working capital:
Accounts receivable, net	(2,694)	(1,397)	2,091
Merchandise inventories	(8,709)	(7,889)	(3,358)
Prepaid expenses	172	(896)	(140)
Accounts payable	1,643	5,039	(512)
Other current liabilities	5,045	9,144	10,643

Net cash provided by operating activities	40,373	38,337	31,058

Cash flows from investing activities:
Expenditures for property, plant and equipment	(33,067)	(26,260)	(6,116)

Net cash used for investing activities	(33,067)	(26,260)	(6,116)

Cash flows from financing activities:
Proceeds from real estate loan	8,000	—	—
Payments on long-term debt	(443)	(169)	(127)
Payments for debt issuance costs	—	(102)	(620)
Cash distributions to joint venture parties	(782)	(514)	(141)
Capital contributions from joint venture parties	475	—	89
Proceeds from exercise of stock options and employee stock purchase plan	1,911	4,302	1,073

Net cash provided by financing activities	9,161	3,517	274

Net increase in cash and cash equivalents	16,467	15,594	25,216

Cash and cash equivalents at beginning of period	69,738	54,144	28,928

Cash and cash equivalents at end of period	$86,205	$69,738	$54,144

Supplemental disclosures of cash flow information:
Cash paid for interest	$617	$577	$779
Cash paid for income taxes	$10,006	$7,721	$3,920

See Notes to Consolidated Financial Statements.

BROOKSTONE, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

For the years ended February 1, 2003, January 31, 2004 and January 29, 2005

(In thousands, except share data)

	Shares	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Unearned Stock Compensation	Retained Earnings	Treasury Stock	Total Shareholders’ Equity
Balance at February 2, 2002	8,369,720	$8	$50,666	$(447)	$—	$57,605	$(47)	$107,785
Issuance of common stock under Incentive Plans and related tax benefits	150,451		1,555					1,555
Components of comprehensive income (net of tax):
Net income						12,000		12,000
Minimum pension liability adjustment (net of tax of $357)				(584)				(584)

Total Comprehensive Income								11,416

Balance at February 1, 2003	8,520,171	8	52,221	(1,031)	—	69,605	(47)	120,756

Stock split, three-for-two	4,259,919	4	(4)					—
Issuance of common stock under the 1999 Equity Incentive Plan	24,951	—	608					608
Issuance of common stock under Incentive Plans and related tax benefits	535,859	1	6,146					6,147
Restricted stock awards granted	8,625	—	205		(205)			—
Amortization of unearned stock compensation					21			21
Components of comprehensive income (net of tax):
Net income						17,552		17,552
Minimum pension liability adjustment (net of tax of $25)				40				40

Total Comprehensive Income								17,592

Balance at January 31, 2004	13,349,525	13	59,176	(991)	(184)	87,157	(47)	145,124

Stock split, three-for-two	6,674,709	7	(7)					—
Issuance of common stock under Employee Stock Purchase Plan	28,874		334					334
Deferred/Restricted stock awards granted, net of forfeitures and fair value adjustment	(125)		2,235		(2,214)			21
Amortization of unearned stock compensation					577			577
Issuance of common stock under Incentive Plans and related tax benefits	312,304		3,178					3,178
Components of comprehensive income (net of tax):
Net income						21,362		21,362
Minimum pension liability adjustment (net of tax of $178)				(290)				(290)
Unrealized loss on cash flow hedge (net of tax of $12)				(20)				(20)

Total Comprehensive Income								21,052

Balance at January 29, 2005	20,365,287	$20	$64,916	$(1,301)	$(1,821)	$108,519	$(47)	$170,286

See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements

1. NATURE OF BUSINESS AND ORGANIZATION

Brookstone, Inc. (“We” “Brookstone” or the “Company”) is a nationwide specialty retailer that develops unique, innovative and proprietary-branded products and offers them to customers via multiple distribution channels, including Retail Stores and Direct Marketing via catalogs and the Internet. The Company’s portfolio includes three brands: Brookstone, Hard-to-Find-Tools and Gardeners Eden. The Brookstone brand features an assortment of functional, distinctly designed and high-quality consumer products that are not widely available from other retailers. Brookstone’s merchandise selection includes products in four categories: Home and Office, Travel and Auto, Outdoor Living, and Health and Fitness. Hard-to-Find-Tools features innovative solutions to common problems and tasks around the home and garden. Gardeners Eden is a fashion and lifestyle brand that features high quality, garden-inspired outdoor furniture, a wide selection of live plants and an array of indoor and outdoor garden-themed décor.

Brookstone, Inc. offers approximately 2,500 active stock-keeping units (“SKUs”) for Brookstone and Hard-to-Find-Tools, and approximately 2,500 SKUs for Gardeners Eden at any given time. The Company sells its products through 293 full-year stores (including 37 airport-based stores, five Gardeners Eden stores and three outlet stores) in 41 states, the District of Columbia, and Puerto Rico. In addition to these full-year stores, Brookstone operates temporary stores and kiosks primarily during the winter holiday season. In 2004, Brookstone operated 61 temporary locations. The Company also operates a Direct Marketing business that includes three catalog titles (Brookstone, Hard-To-Find-Tools Catalog and Gardeners Eden), two interactive Internet websites (www.brookstone.com and www.gardenerseden.com), as well as sales to corporate customers. For a further description of the Company’s business segments, see “Management’s Discussion and Analysis (“MD&A”) of Financial Condition and Results of Operations” in Item 7 of this Annual Report on Form 10-K and Note 6 of the accompanying Consolidated Financial Statements.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company, Brookstone Company, Inc. and the direct and indirect wholly owned subsidiaries of this entity.

The Company operates three separate joint venture arrangements. Each of these joint ventures is consolidated. The Atlanta joint venture qualifies as a Variable Interest Entity (“VIE”) for which the Company is the primary beneficiary of the VIE. As the primary beneficiary, the Company consolidated this entity effective for the first fiscal quarter of 2004. (See Note 4.) All intercompany accounts and transactions have been eliminated in consolidation.

Fiscal Year

The Company’s fiscal year ends on the Saturday nearest the last day in January. Results of operations for Fiscal 2004, Fiscal 2003 and Fiscal 2002 are for the 52 weeks ended January 29, 2005, January 31, 2004 and February 1, 2003, respectively.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company considers the more significant accounting policies that involve management estimates and judgments to be those relating to revenue recognition, inventory reserves, property, plant and equipment, valuation of long-lived assets, accounting for income taxes, pension and other post retirement benefit plans and workers’ compensation and general liability insurance. Actual results may differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investment instruments with a remaining maturity of three months or less when purchased to be cash equivalents. These instruments are carried at cost plus accrued interest. The Company invests its excess cash in money market funds and commercial paper rated at least A-1 or prime-one. These investments are less subject to credit and market risk.

Fair Value of Assets and Liabilities

The recorded amounts for cash and cash equivalents, other current assets, accounts receivable, accounts payable and other current liabilities approximate fair value due to the short-term nature of these assets and liabilities and long term debt approximates fair value due to the variable interest rate.

Receivables

The Company’s accounts receivable include net receivables related to product returns to vendors, receivables due from credit card processors, amounts due from landlords for store build-outs, and other immaterial items.

Merchandise Inventories

Merchandise inventories are stated at the lower of cost or market. Cost is determined using the retail inventory method. In addition to the cost of merchandise purchased, certain costs related to the purchasing, distribution, storage and handling of merchandise are included in inventory.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost. Expenditures for maintenance and repairs are charged to expense as incurred. Depreciation and amortization of property, plant and equipment (excluding temporary locations) are determined using the straight-line method over the estimated useful lives shown below. Materials used in the construction of temporary locations such as kiosks are depreciated based on usage over a maximum five-year period and are included in equipment and fixtures.

Building and improvements	35 years

Equipment, furniture and fixtures and software	3 to 10 years

Leasehold improvements	The lesser of the lease term or the estimated useful life

The Company leases retail store locations under operating lease agreements, which sometimes provide for leasehold completion allowances to be received from the lessors. These completion allowances are recorded in other long-term liabilities. Upon retirement or sale, the cost of disposed assets and the related accumulated depreciation are eliminated and any gain or loss is included in net income.

Depreciation expense totaled $13,409,000, $12,010,000 and $11,454,000 for Fiscal 2004, Fiscal 2003 and Fiscal 2002 respectively.

The Company accounts for software costs in accordance with Statement of Position (SOP) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” which requires that certain costs related to developing or obtaining internal use software should be capitalized. In addition, the Company accounts for the costs incurred to develop and maintain its website in accordance with Emerging Issues Task Force Summary No. 00-2 (EITF 00-2), “Accounting for Web Site Development Costs.”

Intangible Assets

Intangible assets representing the excess of purchase price over identifiable assets include trade name and customer lists related to the Gardeners Eden acquisition. During Fiscal 2002, the Company adopted Statement of Accounting Standards No. 142 (“SFAS No. 142”), “Goodwill and Other Intangible Assets.” In accordance with SFAS No. 142, an evaluation of the Company’s intangible assets was performed and the intangible assets were determined to have finite lives. The trademark is being amortized over 20 years on a straight-line basis. Amortization expense totaled $270,000 in Fiscal 2004, $290,000 in Fiscal 2003 and $399,000 in Fiscal 2002. Projected amortization expense is approximately $270,000 in each of Fiscal 2005 through Fiscal 2009. The customer lists were fully amortized at year end Fiscal 2003.

Impairment of Long-Lived Assets

In Fiscal 2002, the Company adopted Statement of Financial Accounting Standards No. 144 (“SFAS No. 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets.” In accordance with SFAS No. 144, the Company reviews long-lived assets, including intangible assets with finite lives, for impairment at least annually or whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. Each impairment test is based on a comparison of the undiscounted net cash flows of individual stores, and consolidated net cash flows for long-lived assets not identifiable to individual stores, to the recorded value of the asset. If impairment is indicated, the asset is written down to its estimated fair value on a discounted cash flow basis. At Fiscal 2004, 2003 and 2002, based on the Company’s review, no assets were deemed to be impaired. While the Company believes that its estimates of future cash flows are reasonable, different assumptions regarding such cash flows could materially affect the Company’s evaluations.

Revenue Recognition

The Company recognizes revenue from sales of merchandise at the time of customer receipt. Revenue is recognized net of estimated merchandise returns and allowances. In its direct to customer segment, the Company estimates delivery time to be approximately three days, therefore, it recognizes revenue in this segment on the third business day after shipment. Revenue from merchandise credits and gift certificates is deferred until redemption.

The Company allows merchandise returns for all merchandise, and has established an allowance for merchandise returns based on historical experience, in accordance with Statement of Financial Accounting Standards No. 48 (“SFAS No. 48”), “Revenue Recognition When Right of Return Exists.”

Cost of Sales

Cost of sales is principally comprised of landed cost (which is comprised of the cost of the product, inbound freight to the Distribution Center, U.S. customs and duties and buying agent fees), markdowns, inventory shrink, vendor allowances, shipping and handling costs and all costs of occupancy.

Advertising Costs

Direct response advertising costs, which consist of catalog production and postage costs, are deferred and amortized over the period and curve of expected direct marketing revenue, which is approximately six months. Deferred catalog costs were $1.7 million at January 29, 2005 and $1.6 million at January 31, 2004 and are classified as non-current assets. The Company expenses in-store and print advertising costs as incurred. Advertising expense, primarily catalog costs, was approximately $30.3 million, $24.5 million and $18.6 million for the years ended January 29, 2005, January 31, 2004 and February 1, 2003, respectively.

Store Pre-Opening Costs

Pre-opening costs for the Company’s new retail stores include payroll costs and manager training expenses. These costs are expensed as incurred and are included in selling, general and administrative expenses.

Selling, General and Administrative Expenses

Selling, general and administrative (SG&A) expense is comprised of all operating costs of the Company’s stores, headquarters facility and Distribution Center, including transportation costs associated with inventory movement from the Distribution Center to the retail stores.

Segment Reporting

The Company’s business is comprised of two distinct business segments determined by the method of distribution channel. The retail segment is comprised of all full-year stores in addition to all temporary stores and kiosks. Retail product distribution is conducted primarily through the store location. The direct marketing segment is comprised of the Hard-To-Find-Tools, Brookstone Catalog and Gardeners Eden catalogs and products promoted via our Internet websites, www.Brookstone.com and www.Gardenerseden.com, and sales to corporate customers. Direct marketing product distribution is primarily conducted through the Company’s Direct Marketing Customer Sales and Contact Center and Distribution Center located in Mexico, Missouri.

Workers’ Compensation and General Liability Insurance

The Company retains risk with respect to workers’ compensation and general liability claims up to a maximum of $350,000 per claim and $50,000 per claim, respectively. The Company retains risk with respect to aggregate claims up to a maximum of $2,500,000 and $2,000,000 during the policy year for workers’ compensation and general liability claims, respectively. The Company’s provision for estimated workers’ compensation and general liability claims includes estimates of the ultimate costs for both reported claims and claims incurred but not reported.

Income Taxes

The Company accounts for income taxes using the liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to be applied to taxable income in the fiscal year in which those temporary differences are expected to be recovered or settled. The effect of any future change in tax rates is recognized in the period in which the change occurs.

The Company is periodically under audit by federal, state and local tax authorities. In evaluating the potential exposure with the various tax filing positions, the Company provides for possible exposures. Based on the annual evaluations of tax positions, management believes the

Company has appropriately filed its tax returns and accrued for possible exposures. To the extent the Company is able to prevail in matters for which provisions have been established or be required to pay amounts in excess of amounts accrued, the Company’s effective tax rate in a given financial period might be materially impacted.

Annual tax provisions include amounts considered sufficient to pay assessments that may result from examinations of prior year tax returns; however, the amount ultimately paid upon resolutions of issues raised may differ materially from the amount accrued.

The carrying value of the Company’s net deferred tax assets assumes that the Company will be able to generate sufficient future taxable income in certain tax jurisdictions, based on estimates and assumptions. If these estimates and related assumptions change in the future, the Company may be required to record a valuation allowance against its deferred tax assets resulting in income tax expense in the Company’s Consolidated Income Statement. Management evaluates the realizability of the deferred tax assets and assesses the need for valuation allowances periodically.

Retirement and Post-Retirement Benefits

The Company sponsors defined benefit pension and other post-retirement benefit plans. Major assumptions used in the accounting for these employee benefit plans include the discount rate, expected return on plan assets, and health care cost increase projections. Assumptions are determined based on Company data and appropriate market indicators and are evaluated each year as of the plans’ measurement date. The long-term return on plan assets is determined based on historical portfolio results and management’s expectation of the future economic environment, as well as target asset allocations. Our medical cost trend assumptions are developed based on historical cost data, the near-term outlook and an assessment of likely long-term trends. A change in any of these assumptions may have a material effect on net periodic pension and post-retirement benefit costs reported in the Consolidated Financial Statements.

Derivative Instruments and Hedging Activities

The Company uses derivative financial instruments to hedge its exposure to variability in expected future cash flows that is attributable to interest rate risk. The Company does not use derivative financial instruments for trading or speculative purposes.

The Company records all derivatives at fair value either as assets or liabilities. The Company records the effective portion of changes in fair value of derivatives designated as cash flow hedge instruments as a component of other comprehensive income in shareholders’ equity which is subsequently reclassified into earnings in the period during which the hedged transaction is recognized in earnings. The Company reports the ineffective portion of the gain or loss, if any, in other income or expense.

Earnings Per Share

Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average shares of common stock outstanding during the period. For the purposes of calculating diluted earnings per share, the denominator includes both the weighted average number of shares of common stock outstanding during the period and the weighted average number of potential shares of common stock, such as stock options.

Stock-Based Compensation

As more fully described in Note 8 of the Consolidated Financial Statements, the Company has stock option plans in effect that provide for the issuance of non-qualified and incentive stock options. Statement of Financial Accounting Standards No. 123 (“SFAS No. 123”), “Accounting for Stock-Based Compensation,” as amended by Statement of Accounting Standards No. 148 (“SFAS 148”), permits the Company to follow the measurement provisions of APB Opinion No. 25 (“APB No. 25”), “Accounting for Stock Issued to Employees.” Stock options have historically been granted at or above the market price on the date of the grant. The Company also issues restricted and deferred stock awards under its stock option plans. To date, restricted and deferred stock awards have been issued at no cost to the recipient of the award. Restricted stock has restrictions that lapse over four years from the date of grant or as specified in the award. Deferred stock has restrictions regarding vesting time tables and may have additional Company performance criteria requirements. The value of the restricted and deferred shares in excess of cost is charged to income ratably over the period during which these awards vest. The unearned compensation related to these awards is included as a component of shareholders equity. For the year ended January 29, 2005, the expense related to restricted and deferred stock awards was $89,000 and $488,000, respectively. For the year ended January 31, 2004, the expense related to restricted and deferred stock awards was $21,000 and $608,000, respectively.

Had compensation cost for the Company’s stock-based incentive compensation plans been determined based on the fair value at the grant dates of awards under those plans, consistent with the methodology prescribed by SFAS No. 123, the Company’s net income and related earnings per share for Fiscal 2004, 2003 and 2002 would have been reduced to the pro forma amounts indicated below:

	Fiscal Year
	2004	2003	2002
Net income - as reported	$21,362,000	$17,552,000	$12,000,000
Deduct: Stock-based employee compensation expense determined under fair value based method, net of related tax effects	(845,000)	(1,029,000)	(682,000)
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	348,000	387,000	—

Net income - pro forma	$20,865,000	$16,910,000	$11,318,000

Earnings per share - basic
As reported	$1.06	$0.90	$0.63
Pro forma	$1.03	$0.86	$0.59

Earnings per share - diluted
As reported	$1.02	$0.87	$0.62
Pro forma	$0.99	$0.84	$0.58

Lease Accounting

During 2004, the company identified and corrected an error in its accounting policy related to the timing of rent expense for certain locations. Previously, the Company followed a practice in which it began recording rent expense at the time a store opened and the lease term commenced. The Company will now begin recording rent expense when it takes possession of a store, which occurs before the contractual commencement of the lease term and approximately 60 days prior to the opening of the store. This will result in an earlier recognition of rent expense for each lease, as the Company begins recording rent expense during the pre-opening period, but a reduction in monthly rent expense as the total rent due under the lease is amortized over a greater number of months.

To correct this error, the Company recorded a cumulative, non-cash adjustment to rent expense of $2.3 million, in fourth quarter 2004 financial results. Financial results for prior years and prior interim periods were not restated due to the immateriality of the impact. This will not affect historical or future cash flows or the timing or amounts of payments under related leases.

Reclassifications

Certain reclassifications have been made to the Fiscal 2003 and Fiscal 2002 balances to conform to the current year presentation. These reclassifications had no impact on previously reported net income or net cash flow.

Recent Accounting Pronouncements

In May 2004, the FASB released Staff Position No. 106-2, “Accounting and Disclosure Requirements related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (“FSP 106-2”), which supercedes Staff Position No. 106-1. FSP 106-2 addresses the accounting and disclosure implications that are expected to arise as a result of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 enacted on December 8, 2003. The Company has reviewed its medical plan and determined that it is not actuarially equivalent to medicare. Accordingly, the post retirement medical costs disclosed in Note 10 to the accompanying Consolidated Financial Statements do not reflect any amount associated with the federal subsidy.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs—An Amendment of ARB No. 43, Chapter 4” (“SFAS 151”). SFAS 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Among other provisions, the new rule requires that items such as idle facility expense, excessive spoilage, double freight and rehandling costs be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal” as stated in ARB No. 43. Additionally, SFAS 151 requires that the allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for fiscal years beginning after June 15, 2005 and is required to be adopted by the Company in the first quarter of fiscal 2006, beginning on January 29, 2006. The Company is currently assessing the impact that this adoption will have on its consolidated financial statements.

In December 2004, the FASB issued FASB Staff Position, or FSP, No. 109-1, Application of FASB Statement No. 109, “Accounting for Income Taxes,” to the tax deduction on qualified production activities provided by the American Jobs Creation Act of 2004 (“AJCA”). FSP No. 109-1 states that the impact of the tax deduction on qualified production activities provided by the AJCA should be accounted for as a special deduction rather than a statutory rate reduction. We are currently in the process of evaluating whether or not, and to what extent, if any, this provision may benefit us as well as the financial impact of this provision, if any.

In December 2004, the FASB issued Staff Position (“FSP”) No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“FSP No. 109-2”). FSP No. 109-2 provides guidance under SFAS No. 109, “Accounting for Income Taxes,” with respect to recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (the “Jobs Act”) on enterprises’ income tax expense and deferred tax liability. FSP No. 109-2 states that an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109. We are currently in the process of evaluating whether or not, and to what extent, if any, this provision may benefit us as well as the financial impact of this provision, if any.

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment” (“SFAS 123(R)”), which revises SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”). SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. The Company is required to adopt SFAS 123(R) in the first quarter of Fiscal Year 2006. The Company is evaluating the requirements of SFAS 123(R) and the impact of the adoption on its consolidated financial statements.

During March 2005, the Securities Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 107, guidance on SFAS No. 123R. SAB No. 107 was issued to assist preparers by simplifying some of the implementation challenges of SFAS 123R while enhancing the information that investors receive. The Company will consider the guidance provided by SAB No.107 as it implements SFAS 123R.

3. CONSOLIDATED BALANCE SHEET DETAILS

	January 29, 2005	January 31, 2004
Property, Plant and Equipment:
Land and improvements	$2,219,000	$662,000
Building and improvements	7,034,000	—
Leasehold improvements	64,076,000	53,921,000
Construction in progress	4,926,000	5,718,000
Equipment, furniture, fixtures and software	85,220,000	72,469,000

Total Property, Plant and Equipment, gross	163,475,000	132,770,000

Less: Accumulated depreciation and amortization	(89,456,000)	(78,800,000)

Total Property, Plant and Equipment, net	$74,019,000	$53,970,000

Intangible Assets:
Trade name	$5,407,000	$5,407,000
Customer list	908,000	908,000

Total Intangible Assets, gross	6,315,000	6,315,000
Accumulated amortization	(2,462,000)	(2,192,000)

Total Intangible Assets, net	$3,853,000	$4,123,000

Other Current Liabilities:
Merchandise credits and gift certificates	$11,711,000	$10,238,000
Accrued employee compensation and benefits	9,092,000	9,687,000
Rent payable	1,243,000	1,185,000
Income taxes payable	11,018,000	9,125,000
Sales returns reserve	3,532,000	2,916,000
Current portion of capital lease and debt	905,000	166,000
Accrued expenses	8,999,000	8,100,000

Total Other Current Liabilities	$46,500,000	$41,417,000

Other Long-term Liabilities:
Straight-line rent accruals	$9,709,000	$7,104,000
Employee benefit obligations	4,572,000	3,825,000
Deferred credits from landlords, net	6,496,000	2,317,000
Other long-term liabilities	1,655,000	2,430,000

Total Other Long-Term Liabilities	$22,432,000	$15,676,000

4. JOINT VENTURES

Two airport stores in Las Vegas, two airport stores in Chicago and four airport stores in Atlanta operate under three separate joint venture arrangements with respect to each city. The Company has an 80% ownership interest in the Las Vegas venture, a 70% ownership interest in the Chicago venture and a 49% ownership interest in the Atlanta venture. The Las Vegas and Chicago ventures have been consolidated since inception (Fiscal 2003 for the Las Vegas venture and Fiscal 2001 for the Chicago venture) based on the Company’s ownership of the majority voting interests. Prior to Fiscal 2004, other party interests, consisting of the Chicago and Las Vegas partners’ interests, were included in selling, general and administrative expenses due to immateriality.

Under the requirements of FIN 46(R), variable interest entities are required to be consolidated if the total equity investment at risk is not sufficient to permit the entity to finance its activities without financial support or the equity investors lack certain specified characteristics of a controlling financial interest. The Company reviewed the requirements of FIN 46(R) and determined that the Atlanta joint venture qualifies as a Variable Interest Entity (“VIE”) as of its inception date in Fiscal 2001 and that the Company is the primary beneficiary of the VIE.

As primary beneficiary, the Company consolidated this entity effective for the first fiscal quarter of 2004 which is the Company’s first interim or annual reporting period ending after March 15, 2004 as required by this interpretation. In connection with the consolidation, assets of $718,000 (including property, plant and equipment and accounts receivable) were acquired and liabilities of $718,000 (including other party interest and accounts payable) were assumed.

At January 29, 2005 $425,000 of the Atlanta joint venture assets, $532,000 in other party interests and no liabilities are reflected in the Company balance sheet. Additionally, as a result of the Atlanta joint venture consolidation, the Company’s revenues increased by $4.9 million, cost of sales increased by $2.4 million, selling and general administrative expenses increased by $1.4 million, and other party interests in consolidated entities increased by $478,000 for the year ended January 29, 2005. The consolidation had no impact on the Company’s consolidated net income for the year ended January 29, 2005.

5. INCOME TAXES

Temporary differences, which give rise to deferred tax assets and liabilities for Fiscal 2004 and Fiscal 2003, are as follows:

	January 29, 2005	January 31, 2004
Deferred tax assets:

Current:
Inventory capitalization and reserves	$697,000	$706,000
Employee benefit obligations	342,000	450,000
Vacation accrual	147,000	121,000
Merchandise credits and gift certificates	1,677,000	1,420,000
Sales return reserve	764,000	648,000
Legal reserves	700,000	665,000
Other items	252,000	1,382,000

Total current deferred tax asset	4,579,000	5,392,000

Non-Current:
Rent expense	3,642,000	2,659,000
Employee benefit obligations	1,951,000	1,342,000
Depreciation	—	737,000
Net operating loss carry-forwards	403,000	372,000
Other items	113,000	—

Total non-current deferred tax asset	6,109,000	5,110,000

Total deferred tax asset	10,688,000	10,502,000

Deferred tax liabilities:
Current:
Deferred catalog costs	662,000	593,000
Other items	—	—

Total current deferred tax liability	662,000	593,000
Non-Current:
Depreciation	619,000	—

Total deferred tax liability	1,281,000	593,000

Net deferred tax asset before valuation allowance	9,407,000	9,909,000
Less: Valuation allowance	(234,000)	(372,000)

Net deferred tax asset	$9,173,000	$9,537,000

At January 29, 2005 Brookstone had a gross deferred tax asset from tax loss carry-forwards of $403,000, which represents approximately $7.5 million of state net operating losses which expire in Fiscal 2006 through 2023 and $392,000 of foreign net operating losses which do not expire. Brookstone has provided a valuation allowance of $234,000 on those net operating loss carry-forwards which are not likely to be utilized. Brookstone has state tax credit carry-forwards at January 29, 2005 of approximately $63,000, which expire in Fiscal 2008. At January 31, 2004 Brookstone had state net operating losses of $7.6 million and foreign net operating losses of $218,000.

Current and non-current deferred tax assets and liabilities within the same tax jurisdiction are offset for presentation in the consolidated balance sheet.

The provision for income taxes is comprised of the following:

	Year Ended
	January 29, 2005	January 31, 2004	February 1, 2003
Current:
Federal	$11,732,000	$8,932,000	$8,118,000
State	1,665,000	1,606,000	910,000

Deferred:
Federal	867,000	545,000	(1,541,000)
State	(258,000)	(92,000)	(132,000)

	$14,006,000	$10,991,000	$7,355,000

Reconciliation of the U. S. Federal statutory rate to the Company’s effective tax rate is as follows:

	Year Ended
	January 29, 2005	January 31, 2004	February 1, 2003
Statutory federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	3.3%	3.0%	2.0%

Other	1.3%	0.5%	1.0%

Effective income tax rate	39.6%	38.5%	38.0%

The American Jobs Creation Act of 2004 (“the Act”) was signed into law on October 22, 2004. The Act contains numerous amendments and additions to the U.S. corporate income tax rules. Among other things, the Act will provide a deduction with respect to income of certain U.S. manufacturing activities and allow for favorable taxing on repatriation of offshore earnings. The Company is currently in the process of evaluating whether or not, and to what extent, if any, this provision may benefit the Company as well as the financial impact of this Act, if any.

The Internal Revenue Service completed the examination of the Company’s fiscal years ended January 29, 2000 and February 3, 2001 tax filings during the second quarter of fiscal 2003 with no material adjustments. Various state tax examinations are in process and the Company does not expect that the results of such examinations will have any material impact on its financial statements.

The exercise of stock options which have been granted under the Company’s stock option plans (see Note 8) gives rise to compensation, which is includable in the taxable income of the optionees and deductible by the Company for federal and state income tax purposes. Such compensation considers increases in the fair value of the Company’s common stock subsequent to the date of the grant. For financial reporting purposes, the tax effect of this deduction is accounted for as a credit to additional paid-in capital rather than as a reduction of income tax expense. Such exercises resulted in a tax benefit to the Company of approximately $1.6 million, $1.8 million, and $0.5 million in Fiscal 2004, Fiscal 2003 and Fiscal 2002, respectively.

6. SEGMENT REPORTING

The Company conducts its business in two distinct segments determined by distribution channel. The retail segment is comprised of all full-year stores in addition to all temporary stores and kiosks. Retail product distribution is conducted directly through the store location. The direct marketing segment is comprised of three catalog titles (Hard-To-Find-Tools, Brookstone Catalog and Gardeners Eden), the Company’s two Internet websites, www.Brookstone.com and www.Gardenerseden.com and sales to corporate customers. Direct marketing product distribution is conducted through the Company’s Direct Marketing Customer Sales and Contact Center, through its Distribution Center located in Mexico, Missouri and by the Company’s vendors. Both segments of the Company sell similar products, although not all Company products are fully available within both segments.

All costs directly attributable to the direct marketing segment are charged accordingly while all remaining operating costs are charged to the retail segment. The Company’s management does not review assets by segment, and it is impracticable for the Company to report revenues by product or to group similar products.

The following table discloses segment net sales, income before taxes and other party interests in consolidated entities and depreciation and amortization expense for Fiscal 2004, Fiscal 2003 and Fiscal 2002 (in thousands):

	Net Sales			Income before taxes and other party interests in consolidated entities
	2004	2003	2002	2004	2003	2002
Reportable segment:
Retail	$407,482	$358,488	$310,260	$25,592	$22,801	$15,733
Direct marketing	91,429	75,685	65,618	11,448	6,599	4,890

Reconciling items:
Interest income	—	—	—	635	607	361
Interest expense	—	—	—	(1,556)	(1,464)	(1,629)

Consolidated:	$498,911	$434,173	$375,878	$36,119	$28,543	$19,355

	Depreciation & Amortization
	2004	2003	2002
Reportable segment:
Retail	$12,751	$11,160	$10,513
Direct marketing	928	1,140	1,340

Consolidated:	$13,679	$12,300	$11,853

7. DEBT

Revolving Credit Agreement

The Company maintains a revolving credit agreement (hereafter referred to as “facility”) to finance inventory purchases, which historically peak in the third quarter in anticipation of the winter holiday selling season. The facility provides for borrowings of up to $80.0 million for letters of credit and working capital as long as the Company meets a borrowing base test equal to 50% of the amount of eligible inventory and outstanding documentary letters of credit (increasing to 65% for the period June through July and to 75% for the period August through November). Amounts available for borrowings are reduced by the aggregate amount of outstanding letters of credit, which may not exceed $50.0 million, and borrowings. During the December 15th to April 30th time frame, the Company must have no more than $7.0 million in borrowings under its facility (excluding letters of credit) outstanding for 30 consecutive days.

During Fiscal 2004 and Fiscal 2003, the Company did not borrow under its facility. At January 29, 2005 and January 31, 2004 there were $7.7 million and $11.0 million in outstanding documentary letters of credit, respectively. In addition, $0.7 million and $0.9 million in standby letters of credit were drawable primarily by store lessors at January 29, 2005 and January 31, 2004, respectively.

Amounts due under the facility are collateralized by the personal property of the Company, tangible or intangible, including all stock of the Company’s subsidiaries, but excluding real property, machinery and equipment encumbered on February 21, 2002, and general intangibles. The collateral interest in the facility was subject to collateral release conditions dependent upon four consecutive quarters of fixed charge coverage ratio of 1.40 to 1.00 and consolidated EBITDA for the four quarters then ended of at least $34.5 million.

During the second fiscal quarter of 2004, the Company agreed with its lenders to forego its collateral release conditions in exchange for reduced interest rates within its revolving credit facility (“Amendment No. 2”). The new fixed charge coverage ratios that determine which of three different levels of fees and applicable margin rates are to be charged on applicable borrowings are as follows: the Company may borrow at either the agent bank’s base lending rate plus the applicable percentage (0.250%, 0.000% or 0.000%), or the Eurodollar rate for the applicable period plus the applicable percentage (1.750%, 1.500%, or 1.250%). In addition, the Company is obligated to pay a fee of 0.500%, 0.375% or 0.300% on the unused portion of the commitment, 0.875%, 0.750%, or 0.625% on the documentary letters of credit and 1.875%, 1.625% or 1.375% on the standby letters of credit. Amendment No. 2 also adjusted certain capital expenditure restrictions, including an increase in aggregate spending allowed for the new headquarters facility from $10.0 million to $11.0 million.

At the lender’s option, all positive cash balances held by the lender’s banks may be applied to the outstanding balance of the revolving line of credit. The facility contains a number of restrictive covenants, including limitations on incurring additional indebtedness, granting liens, selling assets, engaging in mergers and other similar transactions, engaging in new business lines and making capital expenditures. In addition, the facility prohibits the payment of cash dividends on common stock and requires that the Company maintain certain financial ratios, including tests pertaining to consolidated net worth, fixed charge coverage and cash flow leverage. For all four quarters of Fiscal 2004, the Company was in compliance with the applicable covenants.

Prior to Amendment No. 2, borrowings under the facility bore interest that was dependent on the level of the Company’s fixed charge coverage ratio. Depending on the calculated ratio of the Company’s fixed charge coverage, there were four different levels that had different fees and different margin rates on the applicable borrowings. Under the facility, the interest rates on the facility, at the Company’s option, were either: the agent bank’s base lending rate plus the applicable percentage (0.500%, 0.250%, 0.000% or 0.000%), or the Eurodollar rate for the applicable period plus the applicable percentage (2.000%, 1.750%, 1.500% or 1.250%). In addition, the Company was obligated to pay a fee of 0.625%, 0.500%, 0.500% or 0.375% on the unused portion of the commitment, 1.000%, 0.875%, 0.750% or 0.625% on the documentary letters of credit and 2.125%, 1.875%, 1.625% or 1.375% on the standby letters of credit.

Prior to the amendment in the second quarter of 2003, the interest rates were either: the agent bank’s base lending rate plus the applicable percentage (0.750%, 0.500%, 0.250%, or 0.000%), or the Eurodollar rate for the applicable period plus the applicable percentage (2.250%, 2.000%, 1.750% or 1.500%). In addition, the Company was obligated to pay a fee of 0.750%, 0.625% or 0.500% on the unused portion of the commitment, 1.125%, 1.000%, 0.875% or 0.750% on the documentary letters of credit, and 2.375%, 2.125%, 1.875% or 1.625% on the standby letters of credit.

The facility is currently scheduled to expire as of February 21, 2006.

Real Estate Loan

Effective September 1, 2004, the Company entered into an $8.0 million, 10-year maturity, variable-rate loan based on one-month LIBOR plus 1.00% to finance its new headquarters facility. At January 29, 2005 the interest rate (one-month LIBOR plus 1.00%) was 3.39%. The real estate loan is collateralized by the land with buildings and improvements. The real estate loan requires monthly principal payments of $66,666.67.

Scheduled payments of principal on the real estate loan, due August 31, 2014, are as follows:

Fiscal Year
2005	$800,000
2006	800,000
2007	800,000
2008	800,000
2009	800,000
Thereafter	3,666,667

Total	$7,666,667

In order to minimize the risk of exposure related to variations in cash flows over the life of the financing, in August 2004, the Company entered into a $4.0 million, 10-year interest rate swap agreement under which the Company receives one-month LIBOR plus 1.00% and pays a 5.67% fixed rate. The swap modifies the Company’s interest rate exposure by effectively converting 50% of the real estate loan from a variable rate to a fixed rate in order to hedge against the possibility of rising interest rates during the term of the loan. (See Note 12.)

Capital Lease Obligation

The Company’s lease for its Mexico, Missouri distribution facility was amended on March 1, 2004. The amendment extends the term of the lease from October 2013 to March 2024 and requires monthly principal payments of $8,718 and interest at the prime rate as published from time to time in the Wall Street Journal. The prime rate was 5.25% at January 29, 2005. Prior to the amendment, the lease required monthly principal and interest payments with interest based on the prime rate plus 1% per annum. The interest rate was adjusted annually on November 1 and was 5.00% at January 31, 2004.

The principal balance of this obligation amounted to $2.0 million at January 29, 2005 and $2.1 million at January 31, 2004 and approximates fair market value. Property capitalized under this capital lease amounted to $3.1 million at January 29, 2005 and January 31, 2004. Accumulated amortization totaled $1,079,000 at January 29, 2005 and $1,025,000 at January 31, 2004.

The following is a schedule by years of future minimum lease payments under this capital lease together with the present value of the net minimum lease payments as of January 29, 2005:

Fiscal Year
2005	$207,000
2006	202,000
2007	196,000
2008	191,000
2009	185,000
Thereafter	2,023,000

Total minimum lease payments	$3,004,000
Less: Amount representing executory costs	—

Net minimum lease payments	$3,004,000
Less: Amount representing interest	(1,006,000)

Present value of net minimum lease payments	$1,998,000

The current portion of the capital lease obligation, which is included in other current liabilities on the Company’s consolidated balance sheet, equaled $105,000 and $166,000 at January 29, 2005 and January 31, 2004, respectively.

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

Stock Splits

To date, the Company has effected two stock splits. On August 20, 2003, the Company’s Board of Directors approved its first 3-for-2 stock split effected in the form of a 50% stock dividend. The stock dividend was paid on September 23, 2003 to shareholders of record as of September 2, 2003. On April 8, 2004, the Company’s Board of Directors approved its second 3-for-2 stock split effected in the form of a 50% stock dividend. The stock dividend was paid on April 26, 2004 to shareholders of record as of April 19, 2004. All historical earnings per share amounts and reference to common stock activity in the Notes have been restated to reflect both 3-for-2 stock splits.

Stock Purchase Plans

The Company’s stock purchase plans, which cover substantially all associates, allow for the issuance of a maximum of 135,000 and 168,750 shares of common stock under the 1992 Employee Stock Purchase Plan (“1992 ESPP”) and 2000 Employee Stock Purchase Plan (“2000 ESPP”), respectively. The shares are purchased at the lower of 85% of market value at the beginning or end of the six-month period, through accumulation of payroll deductions of up to 10% of each participating employee’s regular base pay during such period. Purchases occur at the end of the option periods. Since adoption, there have been three, six-month option periods under the 1992 ESPP, which began on July 1, 1993, January 1, 1994 and November 4, 1997 and three six month periods under the 2000 ESPP, which began on November 1, 2000, November 1, 2003 and November 1, 2004. The Board of Directors may, at its discretion, extend the 2000 ESPP for additional periods. The 1992 ESPP terminated in July 2002. As of January 29, 2005, there were 112,993 shares available for future grants under the 2000 ESPP. In Fiscal 2004, the Company issued 28,874 shares under its 2000 ESPP for the option period which began in November 2003 and ended in April 2004. There were no shares issued under Employee Stock Purchase Plans in Fiscal 2003 or Fiscal 2002.

Restricted and Deferred Stock

The Company issues restricted and deferred stock awards subject to approval of the Board of Directors. These awards are independent of option grants and are subject to restrictions. The majority of the shares of restricted and deferred stock awards at January 29, 2005 are subject to forfeiture if employment terminates prior to the release of restrictions, generally one to four years from the date of grant. During that period, ownership of the shares cannot be transferred. Restricted stock awards are considered to be currently issued and outstanding.

These awards are issued at no cost to the recipient of the award. The fair value in excess of cost is charged to income ratably over the period during which these awards vest. The unearned compensation related to these awards is included as a component of shareholder’s equity. During Fiscal 2004, the Board of Directors approved the award of 156,274 shares of deferred stock to officers of the Company under the provisions of the 2004 Equity Incentive plan and 1,000 shares of restricted stock under the 1999 Equity Incentive plan. During Fiscal 2003, the Board of Directors awarded 37,427 deferred shares and 12,938 restricted shares under the 1999 Equity Incentive plan of which, 1,125 of the restricted shares have been canceled.

Employee Stock Plans

The Company has stock option plans for key associates, officers and directors of the Company, which provide for nonqualified and incentive stock options. The Board of Directors determines the term of each option, option price and number of shares at the date of grant. Prices equal the fair value at the date of the grant and generally vest over four years from the date of grant and expire after ten years.

In June 2004, shareholder approval was obtained for the 2004 Equity Incentive Plan (the 2004 Plan). Under the 2004 Plan, 900,000 shares of common stock were made available for issuance during the ten-year period ending April 15, 2014, but awards granted prior to such date may extend beyond that date. Under the 2004 Plan, options to purchase shares may be granted to all employees and non-employee directors. The Company may also use other types of equity incentive awards, such as stock appreciation rights, restricted stock, deferred stock, unrestricted stock, or combinations thereof. The 2004 Plan also allows for performance-based vesting for equity incentive awards.

At January 29, 2005, options to purchase 1,144,308 shares were exercisable under the various associate stock option plans, and options to purchase 129,832 shares were exercisable under the Directors’ stock option plan. At January 29, 2005, options to purchase 813,495 shares were available for future grants under the various associate stock option plans, and options to purchase 148,500 shares were available for future grants under the Directors’ stock option plan.

Transactions under the Company’s stock option plans for each of the three years in the period ended January 29, 2005 are as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at February 2, 2002	2,669,349	$5.25
Granted	339,750	$5.21
Exercised	(338,520)	$3.17
Canceled	(88,032)	$5.99

Outstanding at February 1, 2003	2,582,547	$5.49
Granted	220,500	$11.94
Exercised	(803,798)	$5.38
Canceled	(28,966)	$5.09

Outstanding at January 31, 2004	1,970,283	$6.27
Granted	80,250	$17.71
Exercised	(312,304)	$5.05
Canceled	(41,158)	$7.85

Outstanding at January 29, 2005	1,697,071	$7.00

Of the 1,697,071 options outstanding at January 29, 2005, 1,521,489 options were outstanding under the various associate stock option plans, and 175,582 options were outstanding under the Directors’ stock option plan. At January 29, 2005, January 31, 2004 and February 1, 2003, there were 1,274,140, 1,208,945, and 1,705,707 options exercisable, respectively. At January 29, 2005, January 31, 2004 and February 1, 2003, the weighted average exercise prices of those options were $6.14, $5.39 and $5.23, respectively. At January 29, 2005, options to purchase 813,495 shares were available for future grants under the various associate stock option plans, and options to purchase 148,500 shares were available for future grants under the Directors’ stock option plan.

The fair value of each option grant is estimated on the date of grant using the Black - Scholes option-pricing model with the following weighted-average assumptions.

	Fiscal Year
	2004	2003	2002
Expected stock price volatility	44.2%	45.7%	46.9%
Risk-free interest rate	3.7%	3.3%	3.6%
Expected life of options	5 years	5 years	5 years
Dividend yield	—	—	—

The weighted average fair values of options granted for Fiscal 2004, Fiscal 2003, and Fiscal 2002 are $7.75, $5.25 and $2.34, respectively.

The following table summarizes information about stock options outstanding at January 29, 2005:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at 1/29/05	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at 1/29/05	Weighted Average Exercise Price
$0.00-$4.99	569,668	4.0 years	$4.21	456,603	$4.13
$5.00-$7.99	837,978	5.4 years	$6.65	722,370	$6.69
$8.00-$10.99	18,000	8.4 years	$8.02	6,000	$8.02
$11.00-$14.99	192,675	8.6 years	$12.24	89,167	$11.86
$15.00-$20.00	78,750	9.4 years	$17.71	—	—

Total	1,697,071			1,274,140

Earnings per common share

The following is an analysis of the differences between basic and diluted earnings per common share.

	January 29, 2005	January 31, 2004	February 1, 2003
Net income	$21,362,000	$17,552,000	$12,000,000

Weighted average common shares outstanding	20,207,000	19,559,000	19,092,000

Effect of dilutive securities:
Stock options	766,000	622,000	261,000

Weighted average common shares and common share equivalents	20,973,000	20,181,000	19,353,000

Earnings per share: Basic
Net income	$1.06	$0.90	$0.63

Earnings per share: Diluted
Net income	$1.02	$0.87	$0.62

For Fiscal 2004, Fiscal 2003 and Fiscal 2002 antidilutive shares of 778,148, 704,548 and 1,350,092 respectively, were excluded from the computations of diluted earnings per share.

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

The Company contributed more than the minimum required amount to the Brookstone Pension Plan for the past year. As a result, there is no required contribution during Fiscal 2005, but it is the intent of the Company to contribute up to a maximum of $600,000 to maintain a funded status that is more than the minimum required level under ERISA.

In September 2004 the Compensation Committee of the Board of Directors approved a Defined Contribution Supplemental Executive Retirement Plan and named Michael F. Anthony, the Company’s Chairman, President and Chief Executive Officer, and Director as a participant in such plan. A charge of approximately $368,000 was recorded to selling, general and administrative expenses during the year as a result of this plan.

The following tables set forth the pension plan’s funded status and amounts recognized in the Company’s consolidated financial statements as measured at January 31 for each fiscal year presented.

Change in Projected benefit obligation:

	January 29, 2005	January 31, 2004
Projected benefit obligation at beginning of fiscal year	$5,220,000	$4,843,000
Service cost	125,000	125,000
Interest cost	312,000	304,000
Actuarial loss	458,000	254,000
Expenses paid	(131,000)	(82,000)
Benefits paid	(219,000)	(224,000)

Projected benefit obligation at end of fiscal year	$5,765,000	$5,220,000

Accumulated benefit obligation	$5,765,000	$5,220,000

The change in plan assets was:

	January 29, 2005	January 31, 2004
Fair value at beginning of fiscal year	$3,651,000	$2,961,000
Actual return on plan assets	186,000	459,000
Employer contributions	340,000	537,000
Expenses paid	(131,000)	(82,000)
Benefits paid	(219,000)	(224,000)

Fair value at end of fiscal year	$3,827,000	$3,651,000

The plan’s year end funded status was:

	January 29, 2005	January 31, 2004
Funded status at end of year	$(1,938,000)	$(1,569,000)
Unrecognized net actuarial loss	2,069,000	1,601,000

Net amount recognized	$131,000	$32,000

Amounts recognized in the consolidated balance sheet:

	January 29, 2005	January 31, 2004
Accrued benefit liability	$(1,938,000)	$(1,569,000)
Accumulated other comprehensive income	2,069,000	1,601,000

Net amount recognized	$131,000	$32,000

Assumptions used in computing the plan’s year end funded status were as follows:

	January 29, 2005	January 31, 2004
Weighted average discount rate	5.5%	6.0%
Expected return on plan assets	8.0%	8.0%
Rate of increase in compensation levels	N/A	N/A

Assumptions used in computing the plan’s annual pension expense were as follows:

	January 29, 2005	January 31, 2004	February 1, 2003
Weighted average discount rate	6.0%	6.5%	7.0%
Expected return on plan assets	8.0%	8.0%	9.0%
Rate of increase in compensation levels	N/A	N/A	N/A

Net periodic benefit cost for Fiscal 2004 reflects a decrease from the prior year primarily due to the expected return on plan assets increase thus decreasing net periodic benefit cost.

The components of net periodic benefit cost were as follows:

	January 29, 2005	January 31, 2004	February 1, 2003
Service cost	$125,000	$125,000	$125,000
Interest cost	312,000	304,000	302,000
Expected return on plan assets	(295,000)	(237,000)	(293,000)
Recognized net actuarial loss	98,000	98,000	27,000

Net periodic benefit cost	$240,000	$290,000	$161,000

The following is a summary of our target allocation for the plan assets along with the actual allocation of plan assets for the fiscal years presented.

		Actual Allocation for Fiscal Year Ended
	Target Allocation	January 29, 2005	January 31, 2004
Equity securities	60%	72%	70%
Fixed income	40%	28%	30%
All other – primarily cash	—	—	—

The Company employs a total return investment approach whereby a mix of equities and fixed income investments is used to maximize the long-term return of plan assets with a prudent level of risk. The investment portfolio contains a diversified blend of equity and fixed income investments. Furthermore, equity investments are diversified across U.S. and non-U.S. stocks, as well as small and large capitalization companies. Both actively-managed and passively-invested portfolios may be utilized for U.S. equity investments. Investment risk is measured and monitored on an ongoing basis through quarterly investment portfolio reviews, annual liability measurements and periodic asset/liability studies.

In selecting the expected long-term rate of return on assets, the Company considered the average rate of earnings expected on the funds invested or to be invested to provide for the benefits of these plans. This included considering the trusts’ asset allocation and the expected returns likely to be earned over the life of the plans. This basis is consistent with the prior year.

The Company estimates that the future benefits payable for its pension plan are as follows at January 29, 2005:

Fiscal Year	Pension Plan
2005	$192,000
2006	192,000
2007	206,000
2008	237,000
2009	245,000
Next five fiscal years to January, 2015	1,593,000

Total	$2,665,000

The Company also sponsors a 401(k) plan for all associates who have completed at least 90 days of service and have attained the age of 21. The Company’s matching 401(k) contribution was $1,014,000, $901,000 and $842,000 in Fiscal 2004, Fiscal 2003 and Fiscal 2002, respectively.

10. POST-RETIREMENT BENEFITS OTHER THAN PENSIONS

The Company sponsors a defined benefit post-retirement medical plan. Prior to January 1, 2003, all associates who retired from the Company’s defined benefit plan that either attained age 65 with five years of service, or attained age 55 with 10 years of service and 70 points were eligible. On June 11, 2002, the Board of Directors approved an amendment to the eligibility requirements that restricts regular full-time associates from continuing to accrue points towards eligibility if those associates have not accumulated a minimum of 10 years of service as of December 31, 2002. As a result of this amendment, in Fiscal 2002 the Company recorded a gain on curtailment of $642,000 in the consolidated statement of income. Associates who retire prior to age 65 are required to contribute 50% of the premium. Associates who retire at age 65 with five to nine years of service are required to contribute 50% of the premium. Associates not eligible for retirement as of February 1, 1992 will be required to contribute the amount of premium in excess of $4,200 pre-65 and $2,225 post-65. The plan is not funded.

The following tables set forth the post-retirement plan’s funded status and amounts recognized in the Company’s consolidated financial statements as measured at the dates indicated below for each fiscal year presented:

	January 29, 2005	January 31, 2004
Accumulated post-retirement benefit obligation (“APBO”):
APBO at end of prior fiscal year	$1,128,000	$1,165,000
Service cost	14,000	12,000
Interest cost	66,000	68,000
Actuarial (gain)/loss	151,000	(33,000)
Benefits paid	(643,000)	(84,000)
Medicare benefits receivable	560,000	—

APBO at end of current fiscal year	$1,276,000	$1,128,000

The change in plan assets was:

	January 29, 2005	January 31, 2004
Fair value at beginning of fiscal year	$—	$—
Actual return on plan assets	—	—
Employer contributions	643,000	84,000
Medicare benefits receivable	(560,000)	—
Participant contributions	—	—
Expenses paid	—	—
Benefits paid	(643,000)	(84,000)
Medicare benefits receivable	560,000	—

Fair value at end of fiscal year	$0	$0

The amounts recognized in the statement of financial position consisted of:

	January 29, 2005	January 31, 2004
Funded status at end of fiscal year	$(1,276,000)	$(1,128,000)
Unrecognized prior service cost	(696,000)	(756,000)
Unrecognized net actuarial gain	(207,000)	(372,000)

Accrued benefit cost	$(2,179,000)	$(2,256,000)

The components of the net periodic post-retirement benefit cost were:

	January 29, 2005	January 31, 2004	February 1, 2003
Service cost	$14,000	$12,000	$130,000
Interest cost	66,000	68,000	101,000
Amortization of prior service cost	(60,000)	(60,000)	(81,000)
Recognized net actuarial gain	(14,000)	(21,000)	(16,000)

Net periodic benefit cost	$6,000	$(1,000)	$134,000

The weighted average discount rate used in determining the accumulated post-retirement benefit obligation was 5.5% as of January 29, 2005 and 6.0% as of January 31, 2004. For measurement purposes, a 10.5% annual rate of increase in the per capita cost of covered health care benefits was assumed for Fiscal 2004; this rate was assumed to decrease gradually down to 5.5% for Fiscal 2009 and remain at that level thereafter. The weighted average discount rate used in determining the annual post-retirement benefit expense was 6.0% for Fiscal 2004, 6.5% for Fiscal 2003 and 7.0% for Fiscal 2002.

The medical cost trend rate assumption has a significant effect on the amounts reported. However, the impact of medical inflation eventually diminishes because of the limit of the Company’s share of plan cost for accruals for associates who were not eligible to retire as of February 1, 1992. A one-percentage point change in assumed health care cost trend rate would have had the following effects on January 29, 2005:

	Increase	Decrease
Effect on total of service and interest cost components	$1,535	$(1,520)
Effect on accumulated post-retirement benefit obligation	$28,618	$(27,361)

Future Company contributions are estimated to be:

Fiscal Year	Post-Retirement Benefit Plans other than Pension
2005	$99,000
2006	99,000
2007	100,000
2008	102,000
2009	101,000
Next five fiscal years to January, 2015	474,000

Total	$975,000

11. COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company leases all of its retail store locations. These leases are non-cancelable. New non-airport retail store leases usually have an initial term of 12 years and airport locations typically have an initial term of eight years. Certain leases provide for additional rents payable based on store sales.

The operating lease commitments represent the minimum obligation the Company has for its non-cancelable retail store leases. These leases, however, require additional payments for common area maintenance, real estate taxes and other costs. These costs in Fiscal 2004 were equal to approximately 50% of the minimum lease obligations.

The Company also has $602,000 of operating lease commitments related to its use of technical equipment.

At January 29, 2005, the minimum future rentals on non-cancelable operating leases are as follows:

Fiscal Year	Total	Retail Stores	Technical Equipment
2005	$36,033,000	$35,754,000	$279,000
2006	33,527,000	33,390,000	137,000
2007	31,352,000	31,259,000	93,000
2008	28,470,000	28,377,000	93,000
2009	25,333,000	25,333,000	—
Thereafter	94,094,000	94,094,000	—

	$248,809,000	$248,207,000	$602,000

Rent expense was approximately $37.5 million, $33.5 million and $31.8 million for the years ended January 29, 2005, January 31, 2004 and February 1, 2003, respectively. Rent expense for the year ended January 29, 2005 includes the cumulative effect of a $2.3 million charge related to the Company’s correction of an error in accounting policy for lease expense (see Note 2 under “Lease Accounting” to the accompanying Consolidated Financial Statements for additional details). In addition, contingent rent expense totaled approximately $3,540,000, $1,213,000 and $203,000 for Fiscal 2004, Fiscal 2003 and Fiscal 2002, respectively. These rent expenses, along with other costs of occupancy, are included in cost of sales in the consolidated statement of income.

The Company’s non-airport retail store leases generally have an initial term of 12 years. A number of these leases contain clauses that allow the Company to exit the lease prior to the original termination date if certain performance criteria are not met. A limited number of these leases would require the Company to pay to the landlord the unamortized portion of deferred credits should the lease be terminated under these provisions. At January 29, 2005, the unamortized portion of deferred credits under leases with these provisions amounted to approximately $2.1 million.

Litigation

In March of 2002, the Company was served with a lawsuit brought in California Superior Court in Los Angeles County as a class action on behalf of current and former managers and assistant managers of the Company’s California stores, alleging that they were improperly classified as exempt employees. The lawsuit sought damages including overtime pay, restitution and attorney’s fees. On August 15, 2003, a settlement agreement was finalized with a maximum payment amount by the Company of $1.5 million payable for this matter which is included in other current liabilities.

On May 5, 2004, the California Superior Court, County of Los Angeles granted final approval to the parties’ settlement agreement and ordered that distributions be made pursuant to the agreement. However, on or about July 6, 2004, a class member who objected to the final approval of the settlement filed an appeal of the Superior Court’s May 5, 2004 order. The objecting class member’s opening appellate brief is currently due on or about May 2, 2005. At this time, a hearing on this objector’s appeal has not yet been scheduled. Unless the parties agree to alternative arrangements, settlement funds will not be distributed until the appeal is resolved.

The Company is also involved in various legal proceedings incidental to the conduct of its business. The Company does not believe that any of these legal proceedings will have a material adverse effect on the Company’s financial condition, results of operations, or cash flows.

12. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company is exposed to the impact of interest rate changes primarily through its borrowing activities. As part of the Company’s risk management objective, it tries to minimize interest rate risk whenever possible. During Fiscal 2004, the Company obtained a real estate mortgage loan to help finance its new headquarters facility. The financing obtained was an $8.0 million, 10-year maturity, variable-rate loan based on one-month LIBOR plus 1.00% (see Note 7 to the accompanying Consolidated Financial Statements for additional details). In order to minimize the risk of exposure related to variations in cash flows over the life of the financing, in August 2004, the Company entered into a $4.0 million, 10-year interest rate swap agreement under which the Company receives one-month LIBOR plus 1.00% and pays a 5.67% fixed rate. The swap modifies the Company’s interest rate exposure by effectively converting 50% of the real estate loan from a variable rate to a fixed rate in order to hedge against the possibility of rising interest rates during the term of the loan.

13. SUBSEQUENT EVENT (unaudited)

On April 15, 2005, Brookstone entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Brookstone Holdings Corp., a Delaware corporation (“Parent”), and Brookstone Acquisition Corp., a Delaware corporation and a wholly-owned subsidiary of Parent (“Acquisition”). OSIM International Ltd, J.W. Childs Associates, L.P. and Temasek Capital (Private) Limited have agreed to provide equity financing to Parent in connection with the transactions contemplated by the Merger Agreement.

Under the terms of the Merger Agreement, Acquisition will be merged (the “Merger”) with and into Brookstone, with Brookstone continuing as the surviving corporation and a subsidiary of Parent. At the effective time of the Merger, each outstanding share of common stock, par value $.001 per share, of Brookstone (the “Common Stock”) will be cancelled and converted into the right to receive $20.50 in cash, without interest. At the effective time of the Merger, each option identified as outstanding will be cancelled and converted into the right to receive in cash, without interest, the product of (a) the excess, if any, of $20.50 over the exercise price per share of Common Stock for such option and (b) the number of shares of Common Stock then subject to such option. At the effective time of the Merger, each deferred stock award and restricted stock award identified as outstanding will be cancelled and converted into the right to receive in cash, without interest, the product of (a) the excess, if any, of $20.50 over the unpaid price per share of Common Stock, if any, for such award and (b) the number of shares of Common Stock then subject to such award.

Completion of the Merger is subject to several conditions, including approval of the Merger by Brookstone’s stockholders, expiration or termination of applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, the availability of the proceeds of debt financing to Parent, and other customary closing conditions. The companies expect to close the transaction during Brookstone’s second or third fiscal quarter of 2005.

14. QUARTERLY FINANCIAL DATA (unaudited)

The following Fiscal 2004 quarterly information (in thousands, except per share data):

	Fiscal 2004
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter (2)
Net sales	$77,451	$98,316	$85,355	$237,789
Gross profit	23,087	34,652	26,428	117,126
Income (loss) from operations	(7,153)	(384)	(9,685)	54,262

Net income (loss)	$(4,644)	$(465)	$(6,679)	$33,150

Basic earnings (loss) per share (1)	$(0.23)	$(0.02)	$(0.33)	$1.63

Diluted earnings (loss) per share (1)	$(0.23)	$(0.02)	$(0.33)	$1.57

The following Fiscal 2003 quarterly information (in thousands, except per share data):

	Fiscal 2003
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$60,957	$80,474	$73,657	$219,085
Gross profit	14,791	26,624	21,664	110,674
Income (loss) from operations	(10,294)	(3,583)	(9,239)	52,516

Net income (loss)	$(6,411)	$(2,315)	$(5,865)	$32,143

Basic earnings (loss) per share (1)	$(0.33)	$(0.12)	$(0.30)	$1.61

Diluted earnings (loss) per share (1)	$(0.33)	$(0.12)	$(0.30)	$1.55

(1)	Quarterly basic and diluted earnings per share amounts, where necessary, have been restated to reflect the Company’s stock splits in Fiscal 2003 and Fiscal 2004. (See note 8)
(2)	Fourth quarter financial data includes a cumulative, non-cash after-tax adjustment to rent expense of $1.4 million or $0.07 per diluted share to correct the Company’s accounting policy for lease expense. (See notes 2 and 11).

2. Consolidated Financial Statement Schedule.

Schedule II Valuation and Qualifying Accounts and Reserves

Year ended January 29, 2005

Description	Beginning Balance	Charged to costs and expenses	Deductions	Ending Balance
Allowance for doubtful accounts	$496,000	$381,000	$(640,000)	$237,000

Inventory reserve	$2,198,000	$223,000	$(67,000)	$2,354,000

Sales returns reserve	$2,916,000	$52,782,000	$(52,166,000)	$3,532,000

Deferred tax valuation allowance	$372,000	$37,000	$(175,000)	$234,000

Year ended January 31, 2004

Description	Beginning Balance	Charged to costs and expenses	Deductions	Ending Balance
Allowance for doubtful accounts	$473,000	$310,000	$(287,000)	$496,000

Inventory reserve	$3,042,000	$114,000	$(958,000)	$2,198,000

Sales returns reserve	$2,381,000	$47,274,000	$(46,739,000)	$2,916,000

Deferred tax valuation allowance	$221,000	$151,000	$—	$372,000

Year ended February 1, 2003

Description	Beginning Balance	Charged to costs and expenses	Deductions	Ending Balance
Allowance for doubtful accounts	$615,000	$363,000	$(505,000)	$473,000

Inventory reserve	$3,018,000	$95,000	$(71,000)	$3,042,000

Sales returns reserve	$2,102,000	$42,870,000	$(42,591,000)	$2,381,000

Deferred tax valuation allowance	$146,000	$75,000	$—	$221,000

All other schedules of which provision is made in the applicable regulation of the Securities and Exchange Commission have been omitted because the information is disclosed in the Consolidated Financial Statements or because such schedules are not required or are not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 29, 2005.

Brookstone, Inc.

By:	/s/ Philip W. Roizin
Philip W. Roizin
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities, each on April 29, 2005.

Signature	Title
/s/ Michael F. Anthony Michael F. Anthony	Chairman, President and Chief Executive Officer Director (Principal Executive Officer)

/s/ Philip W. Roizin Philip W. Roizin	Executive Vice President, Finance & Administration (Principal Financial and Accounting Officer)

/s/ Mone Anathan, III Mone Anathan, III	Director

/s/ Kenneth E. Nisch Kenneth E. Nisch	Director

/s/ Michael L. Glazer Michael L. Glazer	Director

/s/ Andrea M. Weiss Andrea M. Weiss	Director

Index of Attached Exhibits

Material Contracts

Subsidiaries of the Registrant
21.1	Subsidiaries of the Registrant

Consent of Experts
23.1	Consent of Independent Registered Public Accounting Firm

Certifications
31.1	Certification of Principal Executive Officer required by Rule 13a-14(a)/15d-14(a) of The Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a)/15d-14(a) of The Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002