Form 10-K/A
period 2005-01-29
BROOKSTONE INC
filed 2005-05-27
CIK 830134

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

At July 31, 2004 the aggregate market value of common stock, par value $.001 per share (“Brookstone common stock”) held by non-affiliates of the registrant was $356,335,606 based on the closing price of $17.53 per share for Brookstone common stock as reported on The NASDAQ Stock Market on July 30, 2004.

The number of shares outstanding of Brookstone common stock, as of May 25, 2005 was 20,419,015 shares.

EXPLANATORY NOTE

This Amendment No. 1 (this “Amendment”) on Form 10-K/A amends the Annual Report on Form 10-K of Brookstone, Inc. for the year ended January 29, 2005 (“Fiscal 2004”) that was filed with the Securities and Exchange Commission on April 29, 2005. The Company is filing this Amendment to provide additional information required by Items 10, 11, 12, 13 and 14 of Part III of Form 10-K because the Company does not expect to file its definitive proxy statement within 120 days after the end of Fiscal 2004. For convenience, we have included in this Amendment all of the information previously furnished under such Items in the original Form 10-K. In addition, in connection with the filing of this Amendment, we are including currently dated certifications required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, and therefore, we are amending Part IV solely for that purpose. This Amendment does not change any information previously disclosed in the original Form 10-K, including previously reported financial statements and other financial disclosure.

Forward-Looking Statements

This report contains forward-looking statements that involve risks, uncertainties and assumptions. If the risks or uncertainties materialize or the assumptions prove incorrect, the results of Brookstone, Inc. and its consolidated subsidiaries (“Brookstone”, “Company”, “we” or “our”) may differ materially from those expressed or implied by such forward-looking statements and assumptions. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including but not limited to any projections of earnings, revenue, expenses, or other financial items; any statements of the plans, strategies and objectives of management for future operations, including the execution of restructuring plans and remediation of execution issues; any statements concerning developments, performance or market share relating to products or services; any statements regarding future economic conditions or performance; any statements regarding pending investigations, claims or disputes; any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing. The risks, uncertainties and assumptions referred to above include macroeconomic and geopolitical trends and events; the outcome of pending legislation; the execution and performance of contracts by suppliers, customers and partners; employee management issues; the challenge of managing asset levels, including inventory; the difficulty of aligning expense levels with revenue changes; assumptions related to pension and other post-retirement costs; and other risks that are described herein, and that are otherwise described from time to time in Brookstone’s Securities and Exchange Commission reports filed after this report. Brookstone assumes no obligation and does not intend to update these forward-looking statements.

PART III

ITEM 10. Directors and Executive Officers of the Registrant.

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

MICHAEL W. LUCE was appointed President and Chief Executive Officer of Gardeners Eden, in August 2003. Prior to joining the Company, Mr. Luce was Vice President of Global Business Development for Eddie Bauer, Inc. from 2000 to 2002. From 1989 to 1998, he was the Founder, President and Chief Executive Officer Garden of Botanika. Mr. Luce was with Eddie Bauer, Inc. from 1984 to 1988 where he held various positions including President and Chief Operating Officer and prior to joining Eddie Bauer he was with Meier & Frank and Co.

STEVEN C. STRICKLAND returned to the Company in August of 2004 as Vice President of Marketing. During his previous tenure at the Company, Mr. Strickland held the position of Operating Vice President, Creative & Visual Services from September 1995 to March 1997, at which time he was promoted to Vice President of Marketing. Mr. Strickland held that position until his departure from the Company in August of 2000. From August of 2000 until August of 2003, Mr. Strickland held the position of Senior Vice President of Corporate Marketing for Wet Seal Company. Prior to joining Brookstone in September of 1995, he served as Vice President of Strategic Design & Visual Merchandising for Women’s Specialty Retailing, a division of U.S. Shoe Corporation. From April 1985 to March 1994, Mr. Strickland was with The Limited, Inc. where he held various positions.

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

Directors of the Registrant

The Company’s board of directors currently consists of five directors named in the table below.

Name	Age	Position
Michael F. Anthony	50	Chairman of the Board, President and Chief Executive Officer
Mone Anathan, III	66	Director
Michael L. Glazer	57	Director
Kenneth E. Nisch	51	Director
Andrea M. Weiss	50	Director

The following describes the year in which each director (other than Mr. Anthony who is described above under “—Executive Officers of the Registrant”) first became a director of the Company and their principal occupations and business experience during the past five years.

MONE ANATHAN, III has been a director of the Company since December 1989. Presently an independent investor, from July 1988 through June 1997, Mr. Anathan served as President, Treasurer and a director of Filene’s Basement Corp., an off-price specialty apparel chain. From June 1997 until November 1999, he served Filene’s Basement Corp. in the capacity of Vice Chairman of the Board of Directors and Chairman of the Executive Committee. He served as President of the Filene’s Basement division of Federated Department Stores, Inc. from February 1984 until Filene’s Basement was purchased from Federated Department Stores, Inc. in a management- led buyout in July 1988. Mr. Anathan is a trustee of Boston Advisors Trust and was formerly a director of Beth Israel Hospital and Harvard Pilgrim Health Care. In addition, Mr. Anathan serves on the Dean’s Council at the Harvard Divinity School and serves as a Trustee on the Board of Trustees of Discovering Justice, a nonprofit organization dedicated to teaching the role of the justice system in American democracy. Mr. Anathan also serves as a director of Lebenthal Funds, Inc., a municipal bond management firm.

MICHAEL L. GLAZER has been a director of the Company since June 1996. Mr. Glazer has been President and Chief Executive Officer of KB Toys, Inc. since May 1996. In January 2004, KB Toys filed for protection under Chapter 11 of the U.S. Bankruptcy Code. Prior to that, from May 1995 to May 1996, he was President of Big Lots Stores, Inc. (formerly Consolidated Stores Corporation) and from September 1990 to January 1995, he served as President of The Bombay Company, Inc., a specialty home furnishings retailer. Mr. Glazer is a director of KB Toys, Inc. and Stage Stores, Inc.

KENNETH E. NISCH has been a director of the Company since August 2000. Mr. Nisch is a registered architect and has been Chairman of JGA, Inc., a retail design, brand and strategic consulting firm, since 1995. Mr. Nisch and JGA have worked with the Company in the repositioning of the mall and airport formats, as well as in the ongoing development of the Company’s brand positioning. During Fiscal 2004, the Company engaged JGA for consulting services totaling approximately $30,504.

ANDREA M. WEISS has been a director of the Company since June 2002. She has owned and operated Retail Consulting, Inc., a retail consulting business, since August 2002. Ms. Weiss was President of dELiA*s Corp., a multichannel retailer to teenage girls and young women, from April 2001 to August 2002. From May 1998 to February 2001, Ms. Weiss served as Executive Vice President and Chief Stores Officer of The Limited, Inc., where she was responsible for developing and directing retail operations and sales strategy for more than 5,000 retail stores. She served as President of Retail of Guess, Inc. from February 1996 to April 1998, where she oversaw all aspects of the retail division, including merchandising, retail and factory store operations, real estate and marketing. From May 1992 to February 1996, Ms. Weiss was Senior Vice President and Director of Stores at Ann Taylor Stores, Inc., where she was responsible for store operations during the Company’s expansion to over 350 stores. From April 1990 to May 1992, Ms. Weiss served as Director of Merchandise Operations at the Walt Disney Company. Ms. Weiss serves on the Board of Trustees of Hampton University, Hampton, Virginia. Ms. Weiss is a director of CBRL Group, Inc., a holding company engaged in the operation and development of restaurant and retail concepts and, since 2003, has been a director of Tabi International Ltd., a Canadian retailer of women’s clothing and accessories since 2004, Ms. Weis has served as a director for EDiets.com, an online diet, fitness and healthy living destination offering professional advice, information, products and services and Realty Central, a cable television network devoted to reality television.

Board of Directors and Committees

The board of directors has a standing Audit Committee (established in accordance with section 3(a)(58)(A) of the Exchange Act, a standing Compensation Committee and standing Nominating Committee. The charters of each standing committee of the board of directors are available on the Company’s website at www.brookstone.com. Copies thereof may be obtained by writing to the Company Secretary at Brookstone, Inc., One Innovation Way, Merrimack, New Hampshire 03054.

The Audit Committee, which held seven meetings during Fiscal 2004, monitors the Company’s accounting policies and financial reporting and disclosure practices, its internal controls, the independence and qualifications of its independent registered public accounting firm and processes assuring compliance with all applicable laws, rules and regulations and corporate policy. The Audit Committee is charged with appointing, compensating, retaining, overseeing and terminating the Company’s independent registered public accounting firm. Mr. Anathan, the chairperson, Mr. Glazer and Ms. Weiss served on the Audit Committee in Fiscal 2004. The board of directors has determined that each member of the Audit Committee meets the experience and independence requirements under applicable laws, rules and regulations (including the the NASDAQ Stock Market (“NASDAQ”) requirements). In addition, the board of directors has determined that Mr. Anathan qualifies as an “audit committee financial expert” as defined by Item 401(h)(2) of Regulation S-K.

The Compensation Committee, which held two meetings during Fiscal 2004, administers the Company’s compensation plans, policies and programs, including its equity incentive plans, and recommends to the board of directors the compensation and other employment terms of the Company’s executive officers, including its Chief Executive Officer. Mr. Glazer, its chairperson, Mr. Anathan and Ms. Weiss served on the Compensation Committee in Fiscal 2004. The board of directors has determined that each member of the Compensation Committee meets the independence standards of applicable laws, rules and regulations (including the NASDAQ requirements) as well as the heightened independence standards adopted by the board of directors.

The Nominating Committee was established in March 2004 and consists of Ms. Weiss, its chairperson, Mr. Anathan and Mr. Glazer. The Nominating Committee did not hold any meetings in Fiscal 2004. The board of directors has determined that each member of the Nominating Committee meets the independence standards of applicable laws, rules and regulations (including the NASDAQ requirements) as well as the heightened independence standards adopted by the board of directors.

The Nominating Committee’s responsibilities include, but are not limited to, (i) recommending to the board of directors criteria for board and committee membership, (ii) annually reassessing such criteria, (iii) identifying and reviewing candidates for election to the board of directors and making recommendations relative thereto, (iv) making recommendations to the full board of directors with respect to membership on committees and chairmanship of committees and (v) establishing and maintaining procedures for the submission of unsolicited recommendations for director nominees, including appropriate deadlines and the type of information to be provided with such recommendations.

The Nominating Committee has established a process for identifying and evaluating nominees for director. Although the Nominating Committee will consider nominees recommended by stockholders, the Nominating Committee believes that the process it utilizes to identify and evaluate nominees for director is designed to produce nominees that possess the educational, professional, business and personal attributes that are best suited to further the Company’s mission. The Nominating Committee may identify nominees through the use of professional search firms to match candidates to the Nominating Committee’s specified qualifications. The Nominating Committee may also receive recommendations from existing directors, executive officers, key business partners, and trade or industry affiliations. The Nominating Committee will consider, among other factors, the following to evaluate Nominating Committee recommended nominees: the board of directors’ current composition, including expertise, diversity, balance of management and non-management directors, independence and other qualifications required or recommended by applicable laws, rules and regulations (including the NASDAQ requirements) and Company policies or procedures and the general qualifications of potential nominees, including, but not limited to (i) integrity and honesty, (ii) the ability to exercise sound, mature and independent business judgment in the best interests of the Company’s stockholders as a whole rather than special groups or constituencies, (iii) background and experience in retail, operations, finance, marketing or other areas of expertise complementing the talents and experience of other members of the board of directors, (iv) willingness and capability to commit time and effort required to actively participate in meetings of the board of directors and its committees and related activities and (v) ability to work professionally and effectively with other directors and management.

The Nominating Committee will consider nominations to the board of directors from stockholders using the same criteria described above. Stockholder nominations must contain certain specified information concerning the stockholder submitting the proposal (including name, address and proof of stock ownership) as well as the nominated candidate (including name, address and qualifications) pursuant to the Company’s Stockholder Nomination Policy and its by-laws, each of which is posted on the Company’s website at www.brookstone.com and may be obtained by writing to the Company Secretary at Brookstone, Inc., One Innovation Way, Merrimack, New Hampshire 03054. Pursuant to the terms of the Company’s Stockholder Nomination Policy, stockholders seeking to nominate a candidate for director must send the requisite information to the Nominating Committee in care of the Company Secretary at the address above. In addition, such policy and the by-laws require that any such nomination be accompanied by a petition signed by at least 100 record holders of capital stock entitled to vote in the election of directors, representing in the aggregate a minimum 1% of the outstanding capital stock entitled to vote thereon. Prior to inclusion in the proxy statement, the Company will require a signed consent from the candidate indicating his or her consent to be named in the proxy statement and serve if elected.

The board of directors has adopted a Code of Conduct and Ethics that applies to all Company directors, officers and employees, including the chief executive officer, chief financial officer and controller. The Code of Conduct and Ethics is designed to deter wrongdoing and promote ethical conduct, compliance with law and reporting of wrongdoing, and includes Audit Committee Complaint Procedures providing for Audit Committee oversight of confidential, anonymous complaints regarding auditing or accounting matters. The Code of Conduct and Ethics is posted on the Company’s website at www.brookstone.com and may be obtained by writing to the Company Secretary at Brookstone, Inc., One Innovation Way, Merrimack, New Hampshire 03054. Any amendments to, or waivers from, the Code of Conduct and Ethics will also be posted on the Company’s website at www.brookstone.com.

Please note that references to the Company’s website at www.brookstone.com are for informational purposes only. Information contained on the Company’s website is not part of this Annual Report on Form 10-K/A.

Section 16(a) Beneficial Ownership Reporting Compliance

To the Company’s knowledge, based solely on review of the copies of required reports and any amendment thereto furnished to the Company and written representations that no additional reports were required, the Company’s directors, executive officers and stockholders representing beneficial ownership of greater than 10% of the outstanding shares of Brookstone common stock filed the necessary forms within the time frames set forth in Section 16(a) of the Exchange Act.

ITEM 11. Executive Compensation.

Compensation of Executive Officers

The following table sets forth information with respect to compensation paid to or accrued on behalf of the Chief Executive Officer and the next four most highly compensated executive officers of the Company (referred to as the “Named Executive Officers”) for all services rendered to the Company for Fiscal 2004, Fiscal 2003 and Fiscal 2002.

Summary Compensation Table

	Annual Compensation					Long Term Compensation				All Other Compensation(4)
Name and Principal Position	Year	Salary		Bonus(1)		Other Annual Compensation(2)	Restricted Stock Awards (3)		Common Shares Underlying Options
Michael F. Anthony Chairman, President and Chief Executive Officer	Fiscal 2004 Fiscal 2003 Fiscal 2002	$ $ $	650,000 625,000 575,000	$ $ $	1,261,613 1,603,508 785,780	— — —	$ $	887,999 71,475 —	— — —	$ $ $	378,835 10,946 10,923

Philip W. Roizin Executive Vice President, Finance and Administration	Fiscal 2004 Fiscal 2003 Fiscal 2002	$ $ $	312,000 300,000 290,000	$ $ $	244,508 309,851 159,928	— — —	$ $	399,999 28,590 —	— — —	$ $ $	10,131 10,007 9,687

Alexander M. Winiecki Executive Vice President, Store Operations, Customer Sales and Contact Center	Fiscal 2004 Fiscal 2003 Fiscal 2002	$ $ $	312,000 300,000 260,000	$ $ $	244,508 309,851 143,384	— — —	$ $	325,004 28,590 —	— — —	$ $ $	11,898 11,541 10,263

Gregory B. Sweeney Vice President and General Manager Direct Marketing	Fiscal 2004 Fiscal 2003 Fiscal 2002	$ $ $	280,000 265,000 250,000	$ $ $	192,427 239,854 155,204	— —		$274,995 — —	— — 10,000	$ $ $	9,884 9,692 6,496

M. Rufus Woodard, Jr. Vice President, General Merchandise Manager	Fiscal 2004 Fiscal 2003 Fiscal 2002	$ $ $	275,000 250,000 225,000	$ $ $	188,990 226,277 108,799	— — —	$ $	274,995 7,148 —	— — 35,000	$ $ $	9,780 9,612 8,720

(1)	Payments made under the Company’s Management Incentive Bonus Plan (the “MIB”), the principal performance-based cash compensation program for executive officers of the Company, in respect of performance in Fiscal 2004, Fiscal 2003 and Fiscal 2002 were, respectively, $1,253,703, $1,596,641 and $781,136 to Mr. Anthony; $240,711, $306,555 and $157,586 to Mr. Roizin; $240,711, $306,555 and $141,284 to Mr. Winiecki; $189,020, $236,942 and $153,185 to Mr. Sweeney; and $185,644, $223,530 and $106,982 to Mr. Woodard. All other amounts in this column for Fiscal 2004, Fiscal 2003 and Fiscal 2002 were paid to the Named Executive Officers under the Company’s Profit Sharing Plan, in which all employees of the Company participate.
(2)	While each of the Named Executive Officers enjoys certain perquisites, such perquisites did not, except as disclosed, exceed the lesser of $50,000 or 10% of such officer’s salary and bonus in each of Fiscal 2004, Fiscal 2003 and Fiscal 2002.

(3)	The Company granted the Named Executive Officers the opportunity to purchase shares of Brookstone common stock on September 10, 2003 at the closing price of Brookstone common stock on such date, representing its fair market value, in the following amounts: 10,000 shares for Mr. Anthony; 4,000 shares for each of Messrs. Roizin and Winiecki; and 2,000 shares for each of Messrs. Sweeney and Woodard.

In addition, on September 10, 2003, under Brookstone Inc.’s 1999 Equity Incentive Plan, the Company granted to each Named Executive Officer restricted stock awards (the “Restricted Stock Awards”) equal to 25% of the number of shares of Brookstone common stock purchased by such officer on such date. The number (post stock split adjustments) of shares subject to the Restricted Stock Awards so granted to each Named Executive Officer is as follows: 5,625 shares for Mr. Anthony; 2,250 shares for Mr. Roizin; 2,250 shares for Mr. Winiecki; 0 shares for Mr. Sweeney; and 563 shares for Mr. Woodard. The dollar amounts under the Restricted Stock Awards column for Fiscal 2003 represent the market value of the Restricted Stock Awards granted to each Named Executive Officer based on the closing price of Brookstone common stock on September 10, 2003. The restrictions on the shares subject to the Restricted Stock Awards lapse ratably in four equal installments on September 10, 2004, September 10, 2005, September 10, 2006 and September 10, 2007 subject to the condition that on each such date, the Named Executive Officer granted the Restricted Shares continues to (i) be employed by the Company and (ii) owns the shares purchased by him on September 10, 2003. No dividends are payable on the Restricted Shares. The number and value of the aggregate restricted stock holdings at the end of Fiscal 2003 based on the closing price of Brookstone common stock on January 30, 2004 with respect to each Named Executive Officer are as follows: 5,625 shares with a value of $89,268.75 for Mr. Anthony; 2,250 shares for Mr. Roizin with a value of $35,707.50; 2,250 shares for Mr. Winiecki with a value of $35,707.50; 0 shares for Mr. Sweeney with a value of $0; and 563 shares for Mr. Woodard with a value of $8,934.81.

On July 22, 2004, under Brookstone Inc.’s 2004 Equity Incentive Plan, the Company granted to each Named Executive Officer the following number of deferred stock awards (the “Deferred Stock Awards”): 51,211 shares for Mr. Anthony; 23,068 shares for Mr. Roizin; 18,743 shares for Mr. Winiecki; 15,859 shares for Mr. Sweeney; and 15,859 shares for Mr. Woodard. The dollar amounts under the Restricted Stock Awards column for Fiscal 2004 represent the market value of the Deferred Stock Awards based on the closing price of Brookstone common stock on July 22, 2004. The Deferred Stock Awards will vest, either in part or in full, on the last day of the first quarter of the 2007 fiscal year depending on the growth rate of Brookstone common stock and subject to the condition that on such date, the Named Executive Officer continues to be employed by the Company. The number and value of the aggregate restricted stock holdings at the end of Fiscal 2004 based on the closing price of Brookstone common stock on January 29, 2005 (which includes 75%, or the then outstanding portion, of Restricted Stock Awards granted on September 10, 2003 and the Deferred Stock Awards), with respect to each Named Executive Officer are as follows: 55,430 shares with a value of $793,203.30 for Mr. Anthony; 24,756 shares with a value of $354,258.36 for Mr. Roizin; 20,431 shares for Mr. Winiecki with a value of $292,367.61; 15,859 shares with a value of $226,942.29 for Mr. Sweeney; and 16,282 shares with a value of $232,995.42 for Mr. Woodard.

No other forms of Long Term Compensation were awarded to the Named Executive Officers in Fiscal 2004, Fiscal 2003 and Fiscal 2002.

(4)	For Fiscal 2004, Fiscal 2003 and Fiscal 2002, respectively, the dollar amounts under the All Other Compensation column represent (i) the following dollar value of insurance premiums paid by the Company with respect to term life insurance for the benefit of each of the Named Executive Officers: Mr. Anthony—$2,298, $2,946 and $2,923; Mr. Roizin—$1,018, $2,007, and $1,687; Mr. Winiecki—$2,921, $3,541 and $2,263; Mr. Sweeney—$936, $1,692 and $1,372; and Mr. Woodard—$848, $1,612 and $720; and (ii) the following dollar value of contributions made by the Company to the Company’s defined contribution plan for the benefit of the Named Executive Officers: Mr. Anthony—$8,200, $8,000 and $8,000; Mr. Roizin—$8,200, $8,000 and $8,000; Mr. Winiecki—$8,200, $8,000 and $8,000; Mr. Sweeney—$8,200, $8,000 and $5,124; and Mr. Woodard—$8,200, $8,000 and $8,000. In addition, in the case of Mr. Anthony, the dollar amount under the All Other Compensation column for Fiscal 2004 includes $367,500 credited to his account under the Supplemental Executive Retirement Plan (“SERP”). See “—Supplemental Executive Retirement Plan.” Pursuant to a Change of Control Agreement with the Company, Mr. Anthony will become fully vested in benefits he has accrued under the SERP in connection with the merger of the Company with Brookstone Acquisition Corp. (“Acquisition”) pursuant to the Agreement and Plan of Merger, dated as of April 15, 2005, among Brookstone Holdings Corp. (“Parent”), Acquisition and Brookstone, Inc. (the “merger agreement”) through the date the merger is consummated.

In March 1998, the Company froze its defined benefit Pension Plan, ceased its practice of making discretionary employer contributions to employee accounts under its defined contribution plan and instituted a non-discretionary employer matching contribution under such plan.

Option/SAR Grants in Fiscal 2004

In Fiscal 2004, there were no option or stock appreciation rights granted to the Named Executive Officers.

The following table sets forth information with respect to (i) the exercise of stock options by the Named Executive Officers during Fiscal 2004, (ii) the number of unexercised options held by the Named Executive Officers as of January 29, 2005 and (iii) the value of unexercised in-the-money options (i.e., options for which the fair market value of Brookstone common stock ($14.31 at January 28, 2005) exceeds the exercise price) as of January 29, 2005:

Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values

Name	Shares Acquired on Exercise	Value Realized	Number of Securities Underlying Unexercised Options/SARs at January 29, 2005 Exercisable/Unexercisable	Value of Unexercised In-the-Money Options/SARs at January 29, 2005 Exercisable/Unexercisable
Michael F. Anthony	131,500	$1,963,868	605,825/-	$8,669,356/-

Philip W. Roizin	34,800	$516,319	153,075/-	$2,190,503/-

Alexander M. Winiecki	20,000	$308,450	83,500/-	$1,194,885/-

Gregory B. Sweeney	20,000	$259,650	103,750/11,250	$1,484,663/$160,988

M. Rufus Woodard, Jr.	24,750	$329,961	21,937/41,625	$313,918/$595,654

Pension Plan

The Company has a defined benefit Pension Plan qualified under Section 401(a) of the Internal Revenue Code of 1986, as amended, for eligible employees who have completed one year of service with 1,000 or more hours of employment. In general, all employees of the Company are eligible to participate, excluding (i) a director of the Company who is not employed by the Company in any other capacity and (ii) any person whose compensation consists of a retainer or a fee. In March 1998, the board of directors approved an amendment to the Pension Plan such that no future benefits will accrue under such plan beyond May 31, 1998. No further years of service beyond 1998 will be counted toward the calculation of benefits and final average compensation rates have been curtailed as of May 31, 1998. See “Report of the Compensation Committee.”

As a result of the foregoing freeze of benefit accruals, the monthly vested benefits of the Named Executive Officers will not change. The following monthly vested benefits will be paid to the Named Executive Officers beginning at normal retirement age of 65 based upon a single life annuity benefit: Mr. Anthony $693.82; Mr. Roizin $338.33; Mr. Winiecki $1,261.55; and Mr. Woodard $451.45. Mr. Sweeney had no credited service as of May 31, 1998, and therefore he has no monthly vested benefits.

Employment Agreements

Mr. Anthony has entered into an employment agreement with the Company expiring upon the earliest to occur of his resignation, death, permanent disability or incapacity or his termination by the Company with or without cause. The agreement provides for an annual salary, participation in the Management Incentive Bonus Plan (“MIB”) and any other performance-based compensation programs available to the Company’s senior executives, and for certain fringe benefits, including contributions for health and dental coverage, term life insurance in an amount of at least $1,000,000, long term disability coverage, participation in the Company’s Pension Plan, and certain other benefits. The agreement provides that if Mr. Anthony is terminated by the Company without Cause (as defined therein) or terminates his employment for Good Reason (as defined therein), Mr. Anthony is entitled, subject to complying with certain confidentiality and non-competition obligations, to continued payment of his base salary and certain of his fringe benefits until twenty-four months following termination of his employment, as well as a pro rata bonus payment under the MIB for the fiscal year in which termination occurs based upon the number of days he was employed in such year. Severance benefits are reduced by any amounts received by Mr. Anthony from other employment during the severance period. If Mr. Anthony’s employment terminates because of his death, disability or incapacity, Mr. Anthony or his estate is entitled to a pro rata bonus payment under the MIB for the fiscal year in which such termination occurs based upon the number of days he was employed in such year and payments to which he is entitled under any other Company benefit plans, including any long-term disability plan. The agreement also provides that Mr. Anthony will not disclose or use any confidential information of the Company and not compete with the Company during the period of his employment and for one year thereafter, unless Mr. Anthony’s employment is terminated without Cause, in which case the non-competition period ends upon Mr. Anthony’s termination. The agreement provides that Mr. Anthony will not recruit any employee of the Company for employment in any other business until one year after the termination of Mr. Anthony’s employment with the Company.

The Company has also executed a Change of Control Agreement with Mr. Anthony to ensure the continued dedication of his services in the event of an actual or threatened Change of Control (as defined below) of the Company. Subject to the terms and conditions of the agreement, if Mr. Anthony’s employment is terminated involuntarily or is terminated voluntarily by him following certain events or actions by the Company within twelve months following a Change of Control (as defined below), he is entitled to a lump-sum cash payment of 300% of the sum of his annual base salary in effect at the time of termination plus the 300% of the average of the annual bonuses earned by Mr. Anthony with respect to the three full years preceding the termination of employment and will become fully vested under the Company’s Supplemental Executive Retirement Plan. In addition, the Company will continue to provide Mr. Anthony with any medical, dental, disability and life insurance and automobile allowance benefits in effect at the time of termination. Mr. Anthony will become fully vested under the Company’s equity incentive plans, and will be immediately able to exercise any options to purchase Brookstone common stock. The Company will make an additional lump-sum payment to Mr. Anthony and will bear all expenses in the event it is determined any of the benefits or payments under the Change of Control Agreement are subject to an excise tax or the Internal Revenue Service asserts a claim that, if successful, would require a gross-up payment to Mr. Anthony. A Change of Control means, among other things and subject to certain exceptions, the occurrence of any Person (as defined in the Change of Control Agreement) becoming the owner of 50% or more of Brookstone common stock; the board of directors of the Company ceasing for any reason to constitute at least a majority of such board; execution of an agreement of acquisition, merger, reorganization, consolidation of or other transaction not requiring stockholder approval which contemplates that all or substantially all of the business and/or assets of the Company will be owned or controlled by a Person or Persons other than the Person or Persons owning or controlling such business and assets as of the date of the Change of Control Agreement; or liquidation or dissolution of the Company or sale of substantially all of the Company’s assets other than as described above.

Mr. Roizin, Mr. Winiecki, Mr. Woodard and Mr. Sweeney are employed by the Company pursuant to employment agreements providing for a base salary and participation in the MIB and various other employee benefit plans, including medical, vacation, disability and pension. These agreements provide for a severance benefit if the executive is terminated for any reason other than Cause (as defined in their respective employment agreements) consisting of base salary continuation for 12 months following termination (subject to offset for income earned from other employment or from self-employment).

Supplemental Executive Retirement Plan

The Company has adopted a Supplemental Executive Retirement Plan (or, the SERP) to provide supplemental retirement benefits to eligible management employees. As of January 29, 2005, Mr. Michael Anthony, our Chairman, President and Chief Executive Officer, was the only participant in the SERP. Benefits under the SERP are based on an unfunded account that is credited each year with a specified amount that depends on the growth rate of Brookstone common stock for the year as compared with the stock growth rates of peer companies selected by the Compensation Committee. Amounts credited to the account are treated as though they were invested in shares of Brookstone common stock, and a participant’s account is adjusted to reflect dividends or distributions that would have been paid on such shares if such investment were actual rather than hypothetical. A participant generally becomes vested in his or her account on the later of the date on which he or she attains age 55 and the date on which he or she completes 10 years of service with the Company. A participant may also become vested upon a termination of employment without Cause or for Good Reason (each as defined in the SERP) or by reason of death or disability, or upon a change of control (as defined in the SERP). Payment of benefits under the SERP is generally made in cash in equal installment payments over a period specified by the participant, not less than 5 years and not more than 10 years, generally beginning six months after the last day of the fiscal year in which his or her termination of employment occurs. A participant’s benefit payments are subject to suspension and recapture in the event the participant violates any of several restrictive covenants, which include non-disclosure, non-competition, and non-recruitment undertakings. The SERP may be terminated by the board of directors, and upon such termination, the Company may elect either to pay vested benefits in installments as described above or to distribute all accrued benefits (whether vested or not vested) in a single lump sum.

Compensation of Directors

The Company pays to all directors who are not employees of the Company a quarterly fee of $7,500. Directors are reimbursed for their reasonable expenses in attending board of directors and committee meetings. Pursuant to the 1996 Director Stock Option Plan, upon his or her initial nomination to the board of directors, each non-management director is granted the option to purchase 22,500 shares of Brookstone common stock. Each non-management director also receives subsequent option grants to purchase 4,500 shares of Brookstone common stock effective as of the day following the date of each annual meeting of stockholders. The Company is prohibited, however, from granting stock options under the merger agreement and, consequently, such grants will only be made to the non-management directors in respect of any grants made while the merger agreement is in effect to the extent that Parent has consented to such grant or to the extent that the merger agreement is terminated in accordance with its terms. Under the terms of such plan, the exercise price for each such stock option will not be less than one hundred percent (100%) of the fair market value of Brookstone common stock on the date of grant.

Report of the Compensation Committee

The Compensation Committee is responsible for approving and recommending to the board of directors the compensation of executive officers of the Company and administers the Company’s 1992 Equity Incentive Plan, Management Incentive Bonus Plan, 1999 Equity Incentive Plan and 2004 Equity Incentive Plan. The Compensation Committee regularly reports on its activities to the board of directors. The Compensation Committee was comprised in Fiscal 2004 of three directors who were not eligible to participate in any of the plans or programs that the Compensation Committee administers. The board of directors has determined that each member of the Compensation Committee meets the independence standards of applicable laws, rules and regulations (including the NASDAQ requirements) as well as the heightened independence standards adopted by the board of directors.

Compensation Philosophy

The Company’s executive compensation programs are based on the belief that the interests of the Company’s executive officers should be directly aligned with those of the stockholders. The programs are strongly oriented towards a pay-at-risk philosophy that ties a significant portion of overall compensation to the financial performance of the Company. The Compensation Committee has established the following principles to guide development of the Company’s compensation programs and to provide a framework for compensation decisions:

•	provide a total compensation package that will attract the best talent to the Company, motivate individuals to perform at their highest levels, reward outstanding performance, and retain executives whose skills are critical for building long-term stockholder value; and

•	establish annual incentives for senior management that are directly tied to the overall financial performance of the Company.

Compensation Programs and Practices

Base Salary. Salaries of executive officers are established by the Compensation Committee based on an executive officer’s scope of responsibilities, level of experience, individual performance and contribution to the business. From time to time, the Company conducts salary surveys to determine whether the salaries of its employees, including its executive officers, are in line with retailers of similar size.

Management Incentive Bonus Plan. The Company has in effect a Management Incentive Bonus Plan, or the MIB, under which executive officers and other key management employees selected by the board of directors may receive incentive awards. The purpose of the MIB is to tie a significant portion of annual pay directly to key financial results. Bonus awards are based on annual performance criteria established by the Compensation Committee with respect to attainment by the Company of specified levels of income from operations, as well as performance criteria applied on an individual basis. The Company must attain a threshold level of income from operations in order for MIB participants to be eligible for any bonus. MIB participants earn awards expressed as a percentage of base salary. Awards in excess of specified limits (except as modified by the Compensation Committee, 200% of base salary in the case of the Chief Executive Officer and 75% of base salary in the case of other participants) may be paid (or not) at the sole discretion of the Compensation Committee in either cash under the MIB or in the form of awards granted under an equity incentive plan, or a combination thereof. Individual performance criteria are determined by the Compensation Committee taking into account, in the case of executive officers other than the Chief Executive Officer, the recommendation of the Chief Executive Officer.

In Fiscal 2004, the Company exceeded the threshold level of income from operations established by the Compensation Committee under the MIB and for that fiscal year paid the following cash bonuses under the MIB: $1,253,703 to Mr. Anthony; $240,711 to Mr. Roizin; $240,711 to Mr. Winiecki; $189,020 to Mr. Sweeney and $185,644 to Mr. Woodard. In addition, these officers were granted the following deferred stock awards under the 2004 Equity Incentive Plan: 51,211 shares to Mr. Anthony, the aggregate fair market value of which was approximately $888,000 on its date of grant, July 22, 2004; 23,068 shares to Mr. Roizin, the aggregate fair market value of which was approximately $400,000 on its date of grant, July 22, 2004; 18,743 shares to Mr. Winiecki, the aggregate fair market value of which was approximately $325,000 on its date of grant, July 22, 2004; 15,859 shares to Mr. Sweeney, the aggregate fair market value of which was approximately $275,000 on its date of grant, July 22, 2004; and 15,859 shares to Mr. Woodard, the aggregate fair market value of which was approximately $275,000 on its date of grant, July 22, 2004.

Profit Sharing Plan. The Company has in effect a Profit Sharing Plan under which employees (including all of the Company’s executive officers) who are regularly scheduled to work 52 weeks per year and have been employed by the Company for more than 90 days participate. The Profit Sharing Plan provides for a bonus pool equal to a specified percentage of net income established year-to-year by the board of directors (1% for Fiscal 2004). Participants who are hourly employees receive an amount calculated on the basis of their W-2 earnings equal to their pro rata share of such bonus pool. Participants who are salaried employees receive an amount calculated on the basis of their base wage equal to their pro rata share of such bonus pool.

401(k) and Pension Plan. The 401(k) Plan provides for a non-discretionary employer matching contribution equal to up to four percent of each participant’s covered compensation (subject to the maximum salary level prescribed in the Internal Revenue Code). The Brookstone Pension Plan was amended in March 1998 such that no future benefits would accrue after May 31, 1998.

Equity Incentives. The Compensation Committee strongly believes that the interests of senior management must be closely aligned with those of the stockholders. Equity incentives, such as stock options, deferred stock, restricted stock, stock appreciation rights and stock awards, provide a vehicle to reward executives only if there is an increase in stockholder value. Equity incentives may be granted to executive officers and selected employees whose contributions and skills are important to the long-term success of the Company.

Discussion of Corporate Tax Deduction on Compensation in Excess of $1 Million a Year. Internal Revenue Code Section 162(m) precludes a public corporation from taking a deduction for compensation in excess of $1 million paid in any year to its chief executive officer or any of its four other highest-paid executive officers. Certain performance-based compensation, however, is exempt from the deduction limit. The Company’s 2004 Equity Incentive Plan has been designed so that the tax deductions associated with stock options and stock appreciation rights granted under that Plan should not be limited by Section 162(m) and to make it possible to grant other forms of awards exempt under Section 162(m). In authorizing the type and levels of other compensation payable to executive officers, the Compensation Committee considers, as one factor, the deductibility of the compensation, but may deem it appropriate to authorize compensation that is not deductible by reason of Section 162(m) or other provisions of the Internal Revenue Code.

BY THE COMPENSATION COMMITTEE:

MICHAEL L. GLAZER, Chairperson

MONE ANATHAN, III

ANDREA M. WEISS

Compensation Committee Interlocks and Insider Participation

No executive officer of the Company serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of the Company’s board of directors or Compensation Committee. No member of the Compensation Committee is a former or current officer or employee of the Company.

Performance Graph

The following stock price performance graph compares the cumulative total return on Brookstone common stock with the cumulative total return of the Standard & Poor’s Composite 500 Index and of the Retail Index of the NASDAQ National Market tier of The NASDAQ Stock Market from January 30, 1999 through January 29, 2005.

	1/29/00	2/3/01	2/2/02	2/1/03	1/31/04	1/29/05
Brookstone	100.00	84.44	68.15	86.93	211.56	190.80
S&P 500	100.00	100.57	84.87	65.78	88.65	93.43
NASDAQ NATIONAL MARKET TIER OF THE NASDAQ STOCK MARKET Retail	100.00	76.90	91.61	74.52	109.26	130.82

Note: The stock price performance on the graph above is not necessarily indicative of future price performance.

On May 26, 2005, the closing price per share of Brookstone common stock on the NASDAQ National Market tier of The NASDAQ Stock Market was $[            ].

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Beneficial Ownership of Brookstone Common Stock

The following table sets forth certain information with respect to the beneficial ownership of shares of Brookstone common stock as of May 18, 2005 (unless otherwise indicated) (i) individually by the Chief Executive Officer and each of the other executive officers of the Company listed above in the Summary Compensation Table contained in this Amendment (the “Named Executive Officers”) and by each director of the Company, (ii) by all executive officers and directors of the Company as a group and (iii) by each person known to the Company to be the beneficial owner of more than five percent of the outstanding shares of Brookstone common stock. Except as noted below, each of the persons listed has sole investment and voting power with respect to the shares indicated.

	Brookstone Common Stock Beneficially Owned (1)
	Number of Shares	Percentage of Outstanding Shares
Goldman Sachs Asset Management, L.P.(2) 45 Fremont Street, 17th Floor San Francisco, CA 94105	1,352,690	6.6%

Columbia Wanger Asset Management, L.P.(3) 227 West Monroe Street, Suite 3000 Chicago, IL 60606	1,270,200	6.2%

Barrow, Hanley Mewhinney & Strauss, Inc.(4) One McKinney Plaza 3232 McKinney Avenue, 15th Floor Dallas, TX 75204-2429	1,187,575	5.8%

Buckingham Capital Management Incorporated(5) 750 Third Avenue, Sixth Floor New York, NY 10017	1,177,300	5.8%

Barclays Global Investors, N.A.(6) 45 Fremont Street, 17th Floor San Francisco, CA 94105	1,143,343	5.6%

Michael F. Anthony†*(7)	658,872	3.2%

Mone Anathan, III*(8)	66,881	**

Michael L. Glazer*(9)	61,425	**

Kenneth E. Nisch*(10)	36,000	**

Andrea M. Weiss*(11)	21,375	**

Philip Roizin†(12)	169,785	**

Alexander M. Winiecki†(13)	100,210	**

Gregory B. Sweeney†(14)	106,541	**

M. Rufus Woodard, Jr.†(15)	27,749	**

All directors and executive officers as a group (13 persons)(16)	1,300,343	6.4%

†	Named Executive Officer.
*	Director of the Company or Nominee for Director.
**	Less than 1% of the outstanding Brookstone common stock.

(1)	Includes shares issuable pursuant to options held by the respective person or group which are presently exercisable or may be exercised within 60 days after the date of this Amendment (“currently exercisable stock options”) as set forth below.
(2)	Based upon a Schedule 13G filed on February 7, 2005.
(3)	Based upon a Schedule 13G filed on February 11, 2005.
(4)	Based upon a Schedule 13G filed on February 8, 2005.
(5)	Based upon a Schedule 13G filed on May 13, 2005.
(6)	In a Schedule 13G filing made by Barclays Global Investors, NA/CA (“Barclays”) on February 14, 2005, Barclays reported that as of December 31, 2004, (i) Barclays is the beneficial owner of 929,791 shares of Brookstone common stock, and (ii) Barclays Global Fund Advisors, a wholly-owned subsidiary of Barclays and an investment company registered under the Investment Company Act of 1940, is the beneficial owner of 213,552 shares of Brookstone common stock.
(7)	Includes 605,825 shares issuable upon exercise of currently exercisable stock options and 4,219 shares of restricted stock.
(8)	Includes 40,582 shares issuable upon exercise of currently exercisable stock options.
(9)	Includes 54,000 shares issuable upon exercise of currently exercisable stock options.
(10)	Includes 36,000 shares issuable upon exercise of currently exercisable stock options.
(11)	Includes 21,375 shares issuable upon exercise of currently exercisable stock options.
(12)	Includes 153,075 shares issuable upon exercise of currently exercisable stock options and 1,688 shares of restricted stock.
(13)	Includes 83,500 shares issuable upon exercise of currently exercisable stock options and 1,688 shares of restricted stock.
(14)	Includes 103,750 shares issuable upon exercise of currently exercisable stock options.
(15)	Includes 21,937 shares issuable upon exercise of currently exercisable stock options and 423 shares of restricted stock.
(16)	Includes 1,163,380 shares issuable upon exercise of currently exercisable stock options and 8,862 shares of restricted stock. See also notes (7) through (15) to the Beneficial Ownership Table.

The Company also received a copy of a Schedule 13G dated February 2, 2005 from Lord, Abbett & Co. LLC, 90 Hudson Street, Jersey City, NJ 07302 that shows Lord, Abbett & Co. LLC is the beneficial owner of 1,854,919 shares of Brookstone common stock, which represents 9.12% of the outstanding shares of Brookstone common stock as of December 31, 2004. To the Company’s knowledge, Lord, Abbett & Co.’s Schedule 13G has not yet been filed with the Securities and Exchange Commission.

Equity Compensation Plan Information

The following table summarizes the Company’s Equity Compensation Plans. On May 20, 2005, the Company had no equity compensation plans that were not approved by security holders.

Plan Category	Number of Securities To Be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans
Equity Compensation plans approved by security holders	1,666,968	7.01	961,994

ITEM 13. Certain Relationships and Related Transactions.

Kenneth E. Nisch is the Chairman of JGA, Inc. (“JGA”). Mr. Nisch and JGA have worked with the Company in the repositioning of the mall and airport formats, as well as in the ongoing development of the Company’s brand positioning. During Fiscal 2004 the Company engaged JGA for consulting services totaling approximately $30,504. The Audit Committee has reviewed the terms of JGA’s consulting agreement and approved of the Company’s engagement of that firm.

ITEM 14. Principal Accounting Fees and Services.

Registered Independent Public Accounting Firm’s Fees

We have selected PricewaterhouseCoopers LLP to serve as our independent registered public accounting firm to examine our financial statements and provide other permissible non-audit and tax related services for the Company.

We received from the independent registered public accounting firm the written disclosures and the letter required by Independent Standards Board Standard No. 1 and discussed with the independent registered public accounting firm that firm’s independence. We received the following information concerning the fees of the independent registered public accounting firm for Fiscal 2004 and Fiscal 2003 and have considered whether the provision of the non-audit services is compatible with maintaining the independence of the independent registered public accounting firm:

	Audit Fees(1)	Audit-Related Fees(2)	Tax Fees(3)	All Other Fees(4)
Fiscal 2004	$1,267,521	$108,515	$96,602	$25,201
Fiscal 2003	$286,256	$48,160	$18,755	$101,632

(1)	Includes statutory audits, attest services and consents and financial statements, and in the case of Fiscal 2004 only, audit procedures related to their internal control report under Sarbanes-Oxley.
(2)	Includes employee benefit plan audits and sales audits.
(3)	Includes income tax compliance and related tax services
(4)	Includes fees related to Sarbanes-Oxley readiness.

Pre-Approval of Non-Audit Services

The Audit Committee pre-approves any engagement of PricewaterhouseCoopers LLP to perform certain non-audit services. These services include tax-compliance, tax consulting, employee benefit plan audits and other technical, financial reporting and assurance services. The Audit Committee pre-approved all of the foregoing Audit-Related Fees, Tax Fees and All Other Fees.

ITEM 15. Exhibits and Financial Statement Schedules.

(a) The exhibits listed in the accompanying Exhibit Index are filed as part of this Amendment.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 27, 2005.

Brookstone, Inc.

By:	/s/ Philip W. Roizin
Name:	Philip W. Roizin
Title:	Chief Financial Officer

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION
3.1	Restated Certificate of Incorporation, (filed with the Securities and Exchange Commission as Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 (File No. 33-47123), and incorporated herein by reference).

3.2	Amended and restated by-laws (filed with the Securities and Exchange Commission as Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1 (File No. 33-47123), and incorporated herein by reference).

4.1	Specimen Certificate Representing the Common Stock (filed with the Securities and Exchange Commission as Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 (File No. 33-47123), and incorporated herein by reference).

10.1	Amended and Restated Stockholders Agreement dated as of August 22, 1991, among the Company and its stockholders party thereto and named therein (filed with the Securities and Exchange Commission as Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1 (File No. 33-47123), and incorporated herein by reference).

10.2	1991 Stock Purchase and Option Plan, as amended (filed with the Securities and Exchange Commission as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8 (File No. 33-63470), and incorporated herein by reference).

10.5	Stock Option Agreement dated as of August 22, 1991, between the Company and Alexander M. Winiecki (filed with the Securities and Exchange Commission as Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1 (File No. 33-47123), and incorporated herein by reference).

10.7	Stock Option Agreement dated as of October 11, 1991, between the Company and Mone Anathan, III (filed with the Securities and Exchange Commission as Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1 (File No. 33-47123), and incorporated herein by reference).

10.8	1992 Equity Incentive Plan, as amended and restated (filed with the Securities and Exchange Commission as Exhibit A to the Registrant’s 1999 Proxy Statement, and incorporated herein by reference).

10.9	1992 Stock Purchase Plan, as amended (filed with the Securities and Exchange Commission as Exhibit 4.3 to the Registrant’s Registration Statement on Form S-8 (File No. 33-63740), and incorporated herein by reference).

10.10	1992 Management Incentive Bonus Plan (filed with the Securities and Exchange Commission as Exhibit 10.12 to the Registrant’s Form 10-K for the year ended January 30, 1994, and incorporated herein by reference).

10.11	1992 Profit Sharing Plan (filed with the Securities and Exchange Commission as Exhibit 10.14 to the Registrant’s Registration Statement on Form S-1 (File No. 33-47123), and incorporated herein by reference).

10.12	Form of the Company’s Pension Plan (filed with the Securities and Exchange Commission as Exhibit 10.15 to the Registrant’s Registration Statement on Form S-1 (File No. 33-47123), and incorporated herein by reference).

10.14	Employment Agreement dated April 2, 1991, between the Company and Alexander M. Winiecki (filed with the Securities and Exchange Commission as Exhibit 10.18 to the Registrant’s Registration Statement on Form S-1 (File No. 33-47123), and incorporated herein by reference).

EXHIBIT NO.	DESCRIPTION
10.16	Employment Agreement dated September 30, 1994, between the Company and Michael F. Anthony (filed with the Securities and Exchange Commission as Exhibit 10.17 to the Registrant’s Form 10-K for the year ended January 28, 1995, and incorporated herein by reference).

10.22	1996 Directors Stock Option Plan (filed with the Securities and Exchange Commission as Exhibit A to the Registrant’s 1996 Proxy Statement, and incorporated herein by reference).

10.23	Employment Agreement dated November 3, 1996, between the Company and Philip W. Roizin (filed with the Securities and Exchange Commission as Exhibit 10.25 to the Registrant’s Form 10-Q for the quarter ended November 2, 1996, and incorporated herein by reference).

10.26	1999 Equity Incentive Plan (filed with the Securities and Exchange Commission as Exhibit A to the Registrant’s 1999 Proxy Statement, and incorporated herein by reference).

10.28	Employment Agreement dated January 4, 2001, between the Company and Gregory B. Sweeney (filed with the Securities and Exchange Commission as Exhibit 10.28 to the Registrant’s Form 10-K for the year ended February 3, 2001 and incorporated herein by reference).

10.29	2000 Employee Stock Purchase Plan (filed with the Securities and Exchange Commission on Registrant’s Form S-8 dated October 25, 2000, File No. 333-48580, and incorporated herein by reference).

10.30	Employment Agreement dated March 7, 2002, between the Company and Kathleen A. Staab (filed with the Securities and Exchange Commission as Exhibit 10.30 to the Registrant’s Form 10-K for the year ended February 2, 2002 and incorporated herein by reference).

10.31	Employment Agreement dated April 30, 2002, between the Company and M. Rufus Woodard (filed with the Securities and Exchange Commission as Exhibit 10.31 to the Registrant’s Form 10-K for the year ended February 2, 2002 and incorporated herein by reference).

10.32	Employment Agreement dated April 30, 2002, between the Company and Carol A. Lambert (filed with the Securities and Exchange Commission as Exhibit 10.32 to the Registrant’s Form 10-K for the year ended February 2, 2002 and incorporated herein by reference).
10.33	Amended and Restated Credit Agreement dated February 21, 2002, among Brookstone, Inc., Brookstone Company, Inc., Brookstone Stores, Inc., Brookstone Purchasing, Inc., Gardeners Eden by Mail, Inc., Gardeners Eden Company, Inc., Gardeners Eden Purchasing, Inc. and Fleet National Bank as agent for the Lenders and Citizens Bank of Massachusetts as Documentation Agent for the Lenders (filed with the Securities and Exchange Commission as Exhibit 10.33 to the Registrant’s Form 10-K for the year ended February 2, 2002 and incorporated herein by reference).

10.34	Change of Control Agreement dated April 18, 2003, between the Company and Michael F. Anthony (filed with the Securities and Exchange Commission as Exhibit 10.34 to the Registrant’s Form 10-K for the year ended February 1, 2003 and incorporated herein by reference).

10.35	Amendment to the Employment Agreement dated September 30, 1994 by and among Brookstone, Inc., Brookstone Company, Inc. and Michael F. Anthony (filed with the Securities and Exchange Commission as Exhibit 10.35 to the Registrant’s Form 10-Q for the quarter ended May 3, 2003 and incorporated herein by reference).

10.36	Amendment No. 1 to Amended and Restated Credit Agreement (filed with the Securities and Exchange Commission as Exhibit 10.36 to the Registrant’s Form 10-Q for the quarter ended August 2, 2003 and incorporated herein by reference).

EXHIBIT NO.	DESCRIPTION

10.37	Employment Agreement dated August 1, 2003 between the Company and Michael Luce (filed with the Securities and Exchange Commission as Exhibit 10.37 to the Registrant’s Form 10-Q for the quarter ended August 2, 2003 and incorporated herein by reference).

10.38	Amended And Restated Lease Agreement With Option To Purchase (filed with the Securities and Exchange Commission as Exhibit 10.38 to the Registrant’s Form 10-K for the year ended January 31, 2004 and incorporated herein by reference).

10.39	Amendment No. 2 to Amended and Restated Credit Agreement (filed with the Securities and Exchange Commission as Exhibit 10.39 to the Registrant’s Form 10-Q for the quarter ended May 1, 2004 and incorporated herein by reference).

10.40	Real Estate Loan Agreement between Banknorth, N.A. and Brookstone Company, Inc. (filed with the Securities and Exchange Commission as Exhibit 10.40 to the Registrant’s Form 10-Q for the quarter ended July 31, 2004 and incorporated herein by reference).

10.41	Real Estate Promissory Note between Banknorth, N.A. and Brookstone Company, Inc. (filed with the Securities and Exchange Commission as Exhibit 10.41 to the Registrant’s Form 10-Q for the quarter ended July 31, 2004 and incorporated herein by reference).

10.42	Mortgage and Security Agreements between Banknorth, N.A. and Brookstone Company, Inc. (filed with the Securities and Exchange Commission as Exhibit 10.42 to the Registrant’s Form 10-Q for the quarter ended July 31, 2004 and incorporated herein by reference).

10.43	International Swap Dealers Association, Inc. Master Agreement between Banknorth, N.A. and Brookstone Company, Inc. (filed with the Securities and Exchange Commission as Exhibit 10.43 to the Registrant’s Form 10-Q for the quarter ended July 31, 2004 and incorporated herein by reference).

10.44	Schedule to the International Swap Dealers Association, Inc. Master Agreement between Banknorth, N.A. and Brookstone Company, Inc. (filed with the Securities and Exchange Commission as Exhibit 10.44 to the Registrant’s Form 10-Q for the quarter ended July 31, 2004 and incorporated herein by reference).

10.45	Brookstone, Inc. Defined Contribution Supplemental Executive Retirement Plan (filed with the Securities and Exchange Commission as Exhibit 10.45 to the Registrant’s Form 10-Q for the quarter ended July 31, 2004 and incorporated herein by reference).
10.46	Employment Agreement dated September 20, 2004 between the Company and Steven Strickland (filed with the Securities and Exchange Commission as Exhibit 10.46 to the Registrant’s Form 10-Q for the quarter ended October 30, 2004 and incorporated herein by reference).

10.47	Amendment No. 1 to 2000 Employee Stock Purchase Plan (filed with the Securities and Exchange Commission on Registrant’s Form S-8 dated September 23, 2003, File No. 333-48580, and incorporated herein by reference).

10.48	Amendment No. 1 to 1996 Directors’ Stock Option Plan (filed with the Securities and Exchange Commission on Registrant’s Form S-8 dated September 23, 2003, File No. 333-17341, and incorporated herein by reference).

10.49	Amendment No. 1 to 1999 Equity Incentive Plan (filed with the Securities and Exchange Commission on Registrant’s Form S-8 dated September 23, 2003, File No. 333-32018, and incorporated herein by reference).

10.50	Amendment No. 1 to 1991 Stock Purchase and Option Plan, 1992 Equity Incentive Plan and 1992 Employee Stock Purchase Plan (filed with the Securities and Exchange Commission on Registrant’s Form S-8 dated September 23, 2003, File No. 33-63470, and incorporated herein by reference).

EXHIBIT NO.	DESCRIPTION

10.51	Amendment No. 2 to 1999 Equity Incentive Plan (filed with the Securities and Exchange Commission on Registrant’s Form S-8 dated April 27, 2004, File No. 333-32018, and incorporated herein by reference).

10.52	Amendment No. 2 to 1996 Directors’ Stock Option Plan (filed with the Securities and Exchange Commission on Registrant’s Form S-8 dated April 27, 2004, File No. 333-17341, and incorporated herein by reference).

10.53	Amendment No. 2 to 2000 Employee Stock Purchase Plan (filed with the Securities and Exchange Commission on Registrant’s Form S-8 dated April 27, 2004, File No. 333-48580, and incorporated herein by reference).

10.54	Amendment No. 2 to 1991 Stock Purchase and Option Plan, 1992 Equity Incentive Plan and 1992 Employee Stock Purchase Plan (filed with the Securities and Exchange Commission on Registrant’s Form S-8 dated April 27, 2004, File No. 33-63470, and incorporated herein by reference).

10.55	2004 Equity Incentive Plan (filed with the Securities and Exchange Commission on Registrant’s Form S-8 dated November 24, 2004, File No. 333-120774, and incorporated herein by reference).

10.56	Agreement and Plan of Merger, dated as of April 15, 2005, by and among Brookstone Holdings Corp., Brookstone Acquisition Corp., and Brookstone, Inc. (filed with the Securities and Exchange Commission on Registrant’s Form 8-K on April 20, 2005, and incorporated herein by reference).

13	The 2004 Annual Report to Stockholders of the Company, except for those portions thereof, which are incorporated in this Form 10-K, shall be furnished for the information of the Commission and shall not be deemed “filed.”

21.1	Subsidiaries of the Registrant (filed with the Securities and Exchange Commission as Exhibit 21 to the Registrant’s Form 10-K for the year ended January 29, 2005 and incorporated herein by reference).

23.1	Consent of Independent Registered Public Accounting Firm (filed with the Securities and Exchange Commission as Exhibit 23.1 to the Registrant’s Form 10-K for the year ended January 29, 2005 and incorporated herein by reference).

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed with the Securities and Exchange Commission as Exhibit 31.1 to the Registrant’s Form 10-K for the year ended January 29, 2005 and incorporated herein by reference).

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed with the Securities and Exchange Commission as Exhibit 31.2 to the Registrant’s Form 10-K for the year ended January 29, 2005 and incorporated herein by reference).

31.3	Certification of Principal Executive Officer required by Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*.

31.4	Certification of Principal Financial Officer required by Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*.

EXHIBIT NO.	DESCRIPTION

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed with the Securities and Exchange Commission as Exhibit 32.1 to the Registrant’s Form 10-K for the year ended January 29, 2005 and incorporated herein by reference).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed with the Securities and Exchange Commission as Exhibit 32.2 to the Registrant’s Form 10-K for the year ended January 29, 2005 and incorporated herein by reference).

*	Filed herewith