Form 10-Q
period 2005-04-30
BROOKSTONE INC
filed 2005-06-09
CIK 830134

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes  ☒    No  ☐

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 20,419,015 shares of common stock as of May 25, 2005.

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

PART I

FINANCIAL INFORMATION

ITEM 1. Financial Statements

BROOKSTONE, INC.

CONSOLIDATED BALANCE SHEET

(In thousands, except share data)

(Unaudited)

	April 30, 2005	January 29, 2005	May 1, 2004
Assets

Current assets:
Cash and cash equivalents	$49,257	$86,205	$37,409
Receivables, net	9,348	9,859	7,505
Merchandise inventories	81,162	75,585	69,978
Deferred income taxes, net	8,314	3,917	7,778
Prepaid expenses	6,953	6,045	7,485

Total current assets	155,034	181,611	130,155

Deferred income taxes, net	5,240	5,256	4,738
Property and equipment, net	73,214	74,019	58,058
Intangible assets, net	3,785	3,853	4,056
Other assets	2,853	1,741	4,237

Total assets	$240,126	$266,480	$201,244

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	$13,972	$17,402	$15,249
Other current liabilities	29,576	46,500	26,684

Total current liabilities	43,548	63,902	41,933

Long-term debt	8,534	8,760	1,975
Other long-term liabilities	22,396	22,432	15,581

Commitments and contingencies

Other party interests in consolidated entities	1,349	1,100	1,068

Shareholders’ equity:
Preferred stock, $0.001 par value: Authorized - 2,000,000 shares; issued and outstanding - 0 shares at April 30, 2005, January 29, 2005 and May 1, 2004	---	---	---
Common stock, $0.001 par value:
Authorized 50,000,000 shares; issued – 20,399,389 shares at April 30, 2005, 20,373,423 shares at January 29, 2005 and 20,048,982 shares at May 1, 2004; outstanding – 20,391,253 shares at April 30, 2005, 20,365,287 shares at January 29, 2005 and 20,040,846 shares at May 1, 2004	20	20	20
Additional paid-in capital	66,095	64,916	59,406
Unearned stock compensation	(2,233)	(1,821)	(214)
Accumulated other comprehensive loss	(1,276)	(1,301)	(991)
Retained earnings	101,740	108,519	82,513
Treasury stock, at cost - 8,136 shares at April 30, 2005, January 29, 2005 and May 1, 2004	(47)	(47)	(47)

Total shareholders’ equity	164,299	170,286	140,687

Total liabilities and shareholders’ equity	$240,126	$266,480	$201,244

The accompanying notes are an integral part of these financial statements.

BROOKSTONE, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Thirteen-weeks Ended
	April 30, 2005	May 1, 2004
Net sales	$80,284	$77,451
Cost of sales	57,253	54,364

Gross profit	23,031	23,087
Selling, general and administrative expenses	33,865	30,240

Loss from operations	(10,834)	(7,153)
Interest (income) expense, net	(16)	236

Loss before taxes and other party interests in consolidated entities	(10,818)	(7,389)
Other party interests in consolidated entities	259	162

Loss before taxes	(11,077)	(7,551)
Income tax benefit	(4,298)	(2,907)

Net loss	$(6,779)	$(4,644)

Basic and diluted loss per share:
Net loss	$(0.33)	$(0.23)

Weighted average shares outstanding basic and diluted	20,363	20,020

The accompanying notes are an integral part of these financial statements.

BROOKSTONE, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands)

(Unaudited)

	Thirteen-weeks Ended
	April 30, 2005	May 1, 2004
Cash flows from operating activities:
Net loss	$(6,779)	$(4,644)

Adjustments to reconcile net loss to net cash used for operating activities:

Depreciation and amortization	3,525	3,235
Amortization of debt issuance costs	46	46
Stock based compensation expense	512	22
Other party interests in consolidated entities	259	162
Deferred income taxes, net	(4,397)	(2,979)
Related tax benefits on exercise of stock options	99	72
Increase in other assets	(1,158)	(2,427)
Increase (decrease) in other long-term liabilities	5	(95)

Changes in working capital:
Accounts receivable, net	501	103
Merchandise inventories	(5,577)	(3,102)
Prepaid expenses	(908)	(1,268)
Accounts payable	(3,430)	(510)
Other current liabilities	(16,924)	(13,971)

Net cash used for operating activities	(34,226)	(25,356)

Cash flows from investing activities:
Expenditures for property and equipment	(2,652)	(6,865)

Net cash used for investing activities	(2,652)	(6,865)

Cash flows from financing activities:
Payments on long-term debt	(226)	(28)
Cash distributions to joint venture parties	—	(193)
Proceeds from exercise of stock options	156	113

Net cash used for financing activities	(70)	(108)

Net decrease in cash and cash equivalents	(36,948)	(32,329)

Cash and cash equivalents at beginning of period	86,205	69,738

Cash and cash equivalents at end of period	$49,257	$37,409

The accompanying notes are an integral part of these financial statements.

BROOKSTONE, INC.

Notes to Consolidated Financial Statements

1.	The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of Brookstone, Inc. (“we”, “Brookstone” or the “Company”), these financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position, the results of operations, and the cash flows for the periods reported. Certain information and footnote disclosures normally included in financial statements presented in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that the accompanying unaudited consolidated financial statements be read in conjunction with the annual financial statements and notes thereto which may be found in the Company’s Fiscal 2004 annual report on Form 10-K.

2.	The results of the thirteen-week period ended April 30, 2005 are not necessarily indicative of the results for the full fiscal year. The Company’s business, like the business of retailers in general, is subject to seasonal influences. Historically, the Company’s fourth fiscal quarter, which includes the winter holiday selling season, has produced a disproportionate amount of the Company’s net sales and substantially all of its income from operations. The Company expects that its business will continue to be subject to such seasonal influences.

3.	Certain amounts in the financial statements of the prior periods have been reclassified for comparative purposes.

4.	Consolidated balance sheet details:

	April 30, 2005	January 29, 2005	May 1, 2004
Other Current Liabilities:
Merchandise credits and gift certificates	$11,698,000	$11,711,000	$10,188,000
Accrued employee compensation and benefits	3,808,000	9,092,000	3,303,000
Rent payable	1,232,000	1,243,000	1,196,000
Income taxes payable	5,000	11,018,000	80,000
Sales Returns Reserve	3,171,000	3,532,000	3,145,000
Current portion of capital lease and debt	905,000	905,000	166,000
Accrued expenses	8,757,000	8,999,000	8,606,000

	$29,576,000	$46,500,000	$26,684,000

Other Long-term Liabilities:
Straight-line rent liability	$9,704,000	$9,709,000	$7,264,000
Employee benefit obligations	4,739,000	4,572,000	3,907,000
Deferred credits from landlords, net	6,348,000	6,496,000	2,613,000
Other long term liabilities	1,605,000	1,655,000	1,797,000

	$22,396,000	$22,432,000	$15,581,000

5.	Accumulated other comprehensive loss consists of the Company’s minimum pension liability and its unrealized gain on cash flow hedge related to the Company’s debt. Total comprehensive loss for the thirteen-week periods ended April 30, 2005 and May 1, 2004 are presented below (in thousands):

	April 30, 2005	May 1, 2004
Net loss	$(6,779)	$(4,644)

Other comprehensive loss:
Unrealized gain on cash flow hedge (net of tax of $16 at April 30, 2005)	25	—

Total comprehensive loss	$(6,754)	$(4,644)

6.	Stock-Based Compensation

The Company has stock option plans in effect that provide for the issuance of non-qualified and incentive stock options. Statement of Financial Accounting Standards No. 123 (“SFAS No. 123”), “Accounting for Stock-Based Compensation,” as amended by Statement of Accounting Standards No. 148 (“SFAS 148”), permits the Company to follow the measurement provisions of APB Opinion No. 25 (“APB No. 25”), “Accounting for Stock Issued to Employees.” Stock options have historically been granted at or above the market price on the date of the grant. The Company also issues restricted and deferred stock awards under its stock option plans. To date, restricted and deferred stock awards have been issued at no cost to the recipient of the award. Restricted stock has restrictions that lapse over four years from the date of grant or as specified in the award. Deferred stock has restrictions regarding vesting time tables and may have additional Company performance criteria requirements. The value of the restricted and deferred shares in excess of cost is charged to income ratably over the period during which these awards vest. The unearned compensation related to these awards is included as a component of shareholders’ equity. No stock option awards were granted during the first quarter of the fiscal year ending January 28, 2006 (“Fiscal 2005”). Had compensation cost for the Company’s stock-based incentive compensation plans been determined based on the fair value at the grant dates of awards under those plans, consistent with the methodology prescribed by SFAS No. 123, as amended by SFAS No. 148, the Company’s net loss and related loss per share for the quarters ended April 30, 2005 and May 1, 2004 would have been increased to the pro forma amounts indicated below (in thousands, except per share data):

	Thirteen-weeks Ended
	April 30, 2005	May 1, 2004
Net loss - as reported	$(6,779)	$(4,644)

Deduct: Stock-based employee compensation expense determined under fair value based method, net of related tax effects	(468)	(177)
Add: Stock based employee compensation expense included in reported net income, net of related tax effects	313	13

Net loss - pro forma	$(6,934)	$(4,808)

Loss per share – basic and diluted
As reported	$(0.33)	$(0.23)
Pro forma	$(0.34)	$(0.24)

On April 29, 2005, the six-month option period for the Employee Stock Purchase Plan (“ESPP”), which began on November 1, 2004, closed. On May 3, 2005 the Company issued 23,625 shares under its 2000 ESPP related to this option period.

7.	The exercise of stock options granted under the Company’s stock option plans gives rise to compensation, which is includable in the taxable income of the optionees and deductible by the Company for tax purposes upon exercise. Such compensation reflects an increase in the fair market value of the Company’s common stock subsequent to the date of grant. For financial reporting purposes, the tax effect of this deduction is accounted for as a credit to additional paid-in capital. Such exercises resulted in a tax benefit of approximately $99,000 and $72,000 for the thirteen-week periods ended April 30, 2005 and May 1, 2004, respectively which are reflected in the Company’s operating cash flow.

8.	In March of 2002, the Company was served with a lawsuit brought in California Superior Court in Los Angeles County as a class action on behalf of current and former managers and assistant managers of the Company’s California stores, alleging that they were improperly classified as exempt employees. The lawsuit sought damages including overtime pay, restitution and attorneys’ fees. On August 15, 2003, a settlement agreement was finalized with a maximum payment by the Company of $1.5 million for this matter which is included in other current liabilities.

On May 5, 2004, the California Superior Court, County of Los Angeles granted final approval to the parties’ settlement agreement and ordered that distributions be made pursuant to the agreement. However, on or about July 6, 2004, a class member who objected to the final approval of the settlement filed an appeal of the Superior Court’s May 5, 2004 order. The objecting class member filed her opening appellate brief on or about May 2, 2005. Brookstone has requested an extension of time to file its opening appellate brief, and anticipates that its opening brief will be due on or about July 15, 2005. At this time, a hearing on the appeal has not yet been scheduled. Unless the parties agree to alternative arrangements, settlement funds will not be distributed until the appeal is resolved.

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

All costs directly attributable to the direct marketing segment are so charged while all remaining operating costs are charged to the retail segment. The Company’s management does not review assets by segment and it is impracticable for the Company to report revenues by product or to group similar products.

The tables below disclose segment net sales and pre-tax loss for the thirteen-week periods ended April 30, 2005 and May 1, 2004 (in thousands).

Thirteen-weeks:	Net Sales		Pre-tax Income (Loss)
	April 30, 2005	May 1, 2004	April 30, 2005	May 1, 2004
Reportable segment:
Retail	$67,048	$65,665	$(11,329)	$(6,920)
Direct Marketing	13,236	11,786	236	(395)

Reconciling items:
Interest expense	—	—	(445)	(394)
Interest income	—	—	461	158

Consolidated:	$80,284	$77,451	$(11,077)	$(7,551)

10.	Basic and diluted earnings per share (EPS) were calculated for the thirteen-week periods ended April 30, 2005 and May 1, 2004 as follows (in thousands, except per share data):

	Thirteen-weeks Ended
	April 30, 2005	May 1, 2004
Net loss	$(6,779)	$(4,644)

Weighted average number of common shares outstanding	20,363	20,020

Effect of dilutive securities: Stock options	—	—

Weighted average number of common shares as adjusted	20,363	20,020

Net loss per share – basic and diluted	$(0.33)	$(0.23)

For the thirteen-week periods ended April 30, 2005 and May 1, 2004, antidilutive shares of 708,216 and 769,891, respectively, were excluded from the computations of diluted earnings per share.

11.	Joint Ventures

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

As primary beneficiary, the Company consolidated this entity effective for the first fiscal quarter of 2004 which is the Company’s first interim or annual reporting period ending after March 15, 2004 as required by this interpretation. In connection with the consolidation, assets of $718,000 (including property, plant and equipment and accounts receivable) were acquired and liabilities of $718,000 (including other party interests and accounts payable) were assumed.

At April 30, 2005, $390,000 of the Atlanta joint venture assets, $708,000 in other party interests and no liabilities are reflected in the Company’s balance sheet. Additionally, as a result of the Atlanta joint venture consolidation, the Company’s revenues increased by $1.4 million, cost of sales increased by $684,000, selling and general administrative expenses increased by $375,000, and other party interests in consolidated entities increased by $176,000 for the quarter ended April 30, 2005. The consolidation had no impact on the Company’s consolidated net loss for the quarter ended April 30, 2005.

At May 1, 2004, $636,000 of the Atlanta joint venture assets, $603,000 in other party interests and no liabilities were reflected in the Company’s balance sheet. Additionally, as a result of the Atlanta joint venture consolidation, the Company’s revenues increased by $1.0 million, cost of sales increased $519,000, selling and general administrative expenses increased by $304,000 and other party interests in consolidated entities increased $103,000 for the quarter ended May 1, 2004. The consolidation had no impact on the Company’s consolidated net loss for the quarter ended May 1, 2004.

12.	Post-Retirement Pension and Medical Benefit Plans

The Company contributed more than the minimum required amount for the past year to the pension plan. As a result, there is no required contribution during Fiscal 2005 but it is the intent of the Company to contribute approximately $600,000 to maintain a funded status that is more than the minimal required level under ERISA. The Company made no payments during the first fiscal quarter of Fiscal 2005.

The components of net periodic pension cost were as follows:

	April 30, 2005	May 1, 2004
Service cost	$31,000	$31,000
Interest cost	77,000	78,000
Expected return on plan assets	(75,000)	(71,000)
Amortization of prior service cost	—	—
Recognized net actuarial loss	31,000	25,000

Net periodic benefit cost	$64,000	$63,000

The components of the net periodic post-retirement medical benefits cost were:

	April 30, 2005	May 1, 2004
Service cost	$5,000	$4,000
Interest cost	17,000	16,000
Amortization of prior service cost	(15,000)	(15,000)
Recognized net actuarial gain	(1,000)	(4,000)

Net periodic benefit cost	$6,000	$1,000

13.	Recent Accounting Pronouncements

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

In December 2004, the FASB issued Staff Position (“FSP”) No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“FSP No. 109-2”). FSP No. 109-2 provides guidance under SFAS No. 109, “Accounting for Income Taxes”, with respect to recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (the “Jobs Act”) on enterprises’ income tax expense and deferred tax liability. FSP No. 109-2 states that an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109. The Company has evaluated FSP No. 109-2 and has determined that the provisions of this section of the Jobs Act do not have a material impact on the financial statements.

In December 2004, the FASB issued SFAS No. 123 (R), “Share-Based Payment” (“SFAS 123(R)”), which revises SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”). SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. The Company is evaluating the requirements of SFAS 123(R) and the impact of the adoption on its consolidated financial statements. The Company is required to adopt SFAS 123(R) in the first quarter of Fiscal 2006.

During March 2005, the Securities Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 107, guidance on SFAS No. 123(R). SAB No. 107 was issued to assist preparers by simplifying some of the implementation challenges of SFAS 123(R) while enhancing the information that investors receive. The Company will consider the guidance provided by SAB No.107 as it implements SFAS 123(R).

14.	Agreement and Plan of Merger

On April 15, 2005, Brookstone entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Brookstone Holdings Corp., a Delaware corporation (“Parent”), and Brookstone Acquisition Corp., a Delaware corporation and wholly-owned subsidiary of Parent (“Acquisition”). OSIM International Ltd, J.W. Childs Associates, L.P. and Temasek Capital (Private) Limited have agreed to provide equity financing to Parent in connection with the transactions contemplated by the Merger Agreement. Under the terms of the Merger Agreement, Acquisition will be merged (the “Merger”) with and into Brookstone, with Brookstone continuing as the surviving corporation and a subsidiary of Parent. At the effective time of the Merger, each outstanding share of common stock, par value $.001 per share, of Brookstone (the “Common Stock”) will be cancelled and converted into the right to receive $20.50 in cash, without interest. At the effective time of the Merger, each option identified as outstanding will be cancelled and converted into the right to receive in cash, without interest, the product of (a) the excess, if any, of $20.50 over the exercise price per share of Common Stock for such option and (b) the number of shares of Common Stock then subject to such option. At the effective time of the Merger, each deferred stock award and restricted stock award identified as outstanding will be cancelled and converted into the right to receive in cash, without interest, the product of (a) the excess, if any, of $20.50 over the unpaid price per share of Common Stock, if any, for such award and (b) the number of shares of Common Stock then subject to such award. Completion of the Merger is subject to several conditions, including approval of the Merger by Brookstone’s stockholders, expiration or termination of applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, the availability of the proceeds of debt financing to Parent, and other customary closing conditions. The companies expect to close the transaction during Brookstone’s second or third quarter of Fiscal 2005.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

For the thirteen-week period ended April 30, 2005, net sales increased $2.8 million, or 3.7%, over the comparable period last year. Net retail sales for the thirteen-week period increased approximately $1.4 million, or 2.1%, to $67.0 million as compared to $65.7 million for the same period last year. An increase of $3.9 million in net retail sales was generated primarily from the opening of 18 new stores (partially offset by one store closing) subsequent to the first quarter of Fiscal 2004, however, this increase was offset by the first quarter decrease in same store sales of approximately $2.5 million, or 3.9%. The decrease in same store sales was driven by decreased performances in the Personal Care, Home Comfort and Games categories which were partially offset by increases in Travel and Auto. The Company considers retail stores that have been open for the entire prior fiscal year and expected to be open for the entire current fiscal year “same stores”. Retail locations that were remodeled or relocated are not removed from this calculation. The total number of stores open on April 30, 2005 was 293 versus 276 on May 1, 2004.

Direct marketing sales for the thirteen-week period ended April 30, 2005 increased $1.5 million to $13.2 million versus the comparable period last year of $11.8 million. The Brookstone brand (Hard-to-Find Tools, Brookstone Catalog, Internet and Corporate Sales) generated $1.2 million of this increase driven primarily by a 36% increase in catalog circulation while the Gardeners Eden brand was flat to last year on a 12% decrease in catalog circulation. Revenues from customers for shipping and handling generated $0.3 million of the increase in direct marketing net sales.

For the thirteen-week period ended April 30, 2005, gross profit as a percentage of net sales decreased 1.1% to 28.7% versus 29.8% for the comparable period last year as a result of an increase of 1.1% in occupancy costs and an increase of 0.2% in order postage expense (costs associated with the delivery of products to customers). An improvement in product margins of 0.2% partially offset these increases. All categories were negatively impacted in Fiscal 2005 as a result of the same store sales decrease, however, occupancy costs also rose due to the additional stores opened during the first quarter of Fiscal 2005.

For the thirteen-week period ended April 30, 2005, selling, general and administrative expenses as a percentage of net sales increased 3.2% to 42.2% versus 39.0% for the comparable period last year. Contributing to the increase were increases in payroll costs of 1.6% primarily related to new stores opened since the first quarter of Fiscal 2004 and compensation expense in Fiscal 2005 on deferred and restricted stock issued subsequent to the first quarter of Fiscal 2004. Additionally, the Company experienced increased professional services of 0.5% and increased advertising costs of 1.0%. The increase in professional fees related primarily to continued compliance work for Sarbanes-Oxley and the increase in advertising was driven primarily by increased catalog circulation. These increases also reflect the negative impact caused by the decrease in same store sales.

Net interest income for the thirteen-week period ended April 30, 2005 was $16,000, compared to net interest expense of $236,000 for the comparable period last year. Interest income was $461,000 for the first quarter of Fiscal 2005 as compared to $158,000 for the same period last year as a result of better interest rates earned on the Company’s improved cash position in Fiscal 2005. Interest expense increased to $445,000 for the first quarter of Fiscal 2005 compared to $394,000 for the same period last year primarily as a result of the Company’s interest on the loan for its corporate headquarters which was not in existence in the first quarter of Fiscal 2004.

In the first quarter of Fiscal 2005, the Company recorded an income tax benefit of $4.3 million, or 5.4% of net sales, as compared to $2.9 million, or 3.8% of net sales, in the first quarter of Fiscal 2004 primarily as a result of the increase in pre-tax loss in Fiscal 2005. The tax rate in the first quarter of Fiscal 2005 was 38.8% based upon the Company’s anticipated full-year tax rate. The Fiscal 2005 tax rate may be adjusted for discrete items as they occur, particularly in the third and fourth fiscal quarters of Fiscal 2005. In the first quarter of Fiscal 2004, the tax rate was 38.5%.

Two airport locations in Las Vegas, two airport locations in Chicago, and four airport locations in Atlanta operate under three separate joint venture arrangements with respect to each city. The Company has an 80% ownership interest in the Las Vegas venture, a 70% ownership interest in the Chicago venture and a 49% ownership interest in the Atlanta venture. The ownership interests in the net income for these joint ventures for the first quarter of Fiscal 2005 and Fiscal 2004 belonging to the Company’s joint venture partners (the 20% ownership interest in the Las Vegas venture, the 30% ownership interest in the Chicago venture and the 51% ownership interest in the Atlanta venture) comprise the balances of $259,000 and $162,000, respectively, in other party interests in consolidated entities on the consolidated statement of operations.

As a result of the foregoing, the Company reported a net loss of $6.8 million, or $0.33 per basic and diluted share for the thirteen-week period ended April 30, 2005, as compared to a net loss of $4.6 million, or $0.23 per basic and diluted share, for the comparable period last year.

Financial Condition

Cash flows for the quarter ended April 30, 2005

For the thirteen-week period ended April 30, 2005, the Company’s cash position decreased $36.9 million to $49.3 million. Cash used for operations totaled $34.2 million primarily as a result of the Company’s net loss from operations, a decrease in other current liabilities resulting primarily from the payment of income taxes ($11.0 million) and the payment of accrued incentive compensation ($5.4 million) and an increase in merchandise inventories.

Cash used for financing activities totaled approximately $70,000 in the first quarter of Fiscal 2005 as a result of the Company’s payments on long-term debt of $226,000 which was only partially offset by proceeds of $156,000 from the exercise of stock options.

Cash of $2.7 million was utilized to fund capital expenditures in the first quarter of Fiscal 2005 primarily related to the opening of one new store, the remodeling of one store and construction related to stores anticipated to open or be remodeled in the second fiscal quarter. In Fiscal 2005, the Company anticipates opening approximately 20 new Brookstone stores and remodeling approximately 12 locations.

Cash flows for the quarter ended May 1, 2004

For the thirteen-week period ended May 1, 2004, the Company’s cash position decreased $32.3 million to $37.4 million. Cash used for operations totaled $25.4 million primarily as a result of the Company’s net loss from operations and a decrease in other current liabilities resulting primarily from the payment of income taxes ($9.0 million) and the payment of accrued incentive compensation ($6.3 million).

Cash used for financing activities totaled approximately $108,000 in the first quarter of Fiscal 2004 primarily as a result of the Company’s cash distributions to joint venture parties and to a lesser extent, payments on long-term debt. These payments were only partially offset by proceeds of $113,000 from the exercise of stock options.

Cash of $6.9 million was utilized to fund capital expenditures in the first quarter of Fiscal 2004 primarily related to construction of the new headquarters building, the expansion of the distribution center (Phase III - the replacement of the material handling system), the opening of three Brookstone stores, the remodeling of three Brookstone stores and construction related to stores anticipated to open in the second fiscal quarter of Fiscal 2004.

Other Balance Sheet Details

Merchandise inventories increased 7.4% to $81.2 million at April 30, 2005 compared to $75.6 million at January 29, 2005, but rose approximately 16.0% when compared to the quarter ended May 1, 2004. The higher merchandise inventory balance at the end of the first quarter of Fiscal 2005 resulted from additional purchases made to support retail store growth since the first quarter of Fiscal 2004, as well as the sales shortfall experienced in the first quarter of Fiscal 2005.

Prepaid expenses increased 15.0% to $7.0 million from $6.0 million at January 29, 2005 primarily as a result of the timing of insurance payments and the prepayment of software maintenance costs. Other assets increased $1.1 million to $2.9 million at April 30, 2005 as compared to $1.7 million at January 29, 2005, but decreased $1.4 million when compared to the balance of $4.2 million at May 1, 2004. The increase from January 29, 2005 is primarily as a result of costs incurred to produce catalogs to be mailed in the second quarter of Fiscal 2005, while the decrease from the same period of the prior year resulted primarily from the timing of catalog mailings.

The Company maintains a revolving credit facility to finance inventory purchases, which historically peak in the third quarter in anticipation of the winter holiday selling season. At April 30, 2005, January 29, 2005 and May 1, 2004, the Company had no borrowings outstanding under its revolving credit agreement.

Cash flow projection for the remainder of Fiscal 2005

The Company believes that cash on hand, anticipated cash generated from operations and available borrowings will be sufficient to finance its remaining capital requirements in Fiscal 2005. In Fiscal 2005, the Company anticipates funding approximately $600,000 for its obligation under its defined pension plan.

Agreement and Plan of Merger

On April 15, 2005, Brookstone entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Brookstone Holdings Corp., a Delaware corporation (“Parent”), and Brookstone Acquisition Corp., a Delaware corporation and wholly-owned subsidiary of Parent (“Acquisition”). OSIM International Ltd, J.W. Childs Associates, L.P. and Temasek Capital (Private) Limited have agreed to provide equity financing to Parent in connection with the transactions contemplated by the Merger Agreement. Under the terms of the Merger Agreement, Acquisition will be merged (the “Merger”) with and into Brookstone, with Brookstone continuing as the surviving corporation and a subsidiary of Parent. At the effective time of the Merger, each outstanding share of common stock, par value $.001 per share, of Brookstone (the “Common Stock”) will be cancelled and converted into the right to receive $20.50 in cash, without interest. At the effective time of the Merger, each option identified as outstanding will be cancelled and converted into the right to receive in cash, without interest, the product of (a) the excess, if any, of $20.50 over the exercise price per share of Common Stock for such option and (b) the number of shares of Common Stock then subject to such option. At the effective time of the Merger, each deferred stock award and restricted stock award identified as outstanding will be cancelled and converted into the right to receive in cash, without interest, the product of (a) the excess, if any, of $20.50 over the unpaid price per share of Common Stock, if any, for such award and (b) the number of shares of Common Stock then subject to such award. Completion of the Merger is subject to several conditions, including approval of the Merger by Brookstone’s stockholders, expiration or termination of applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, the availability of the proceeds of debt financing to Parent, and other customary closing conditions. The companies expect to close the transaction during Brookstone’s second or third quarter of Fiscal 2005.

Critical Accounting Estimates

The preparation of the Company’s consolidated financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expense during the reporting periods. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 2 of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended January 29, 2005 describe the significant accounting policies and critical accounting estimates used in the preparation of the consolidated financial statements. The Company’s management is required to make judgments and estimates about the effect of matters that are inherently uncertain. Actual results could differ from management’s estimates. There have been no significant changes in the Company’s critical accounting estimates during the quarter ended April 30, 2005.

Recent Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs—An Amendment of ARB No. 43, Chapter 4” (“SFAS 151”). SFAS 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Among other provisions, the new rule requires that items such as idle facility expense, excessive spoilage, double freight and re-handling costs be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal” as stated in ARB No. 43. Additionally, SFAS 151 requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for fiscal years beginning after June 15, 2005 and is required to be adopted by the Company in the first quarter of Fiscal 2006, beginning on January 29, 2006. The Company is currently assessing the impact that this adoption will have on its consolidated financial statements.

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

In December 2004, the FASB issued Staff Position (“FSP”) No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“FSP No. 109-2”). FSP No. 109-2 provides guidance under SFAS No. 109, “Accounting for Income Taxes”, with respect to recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (the “Jobs Act”) on enterprises’ income tax expense and deferred tax liability. FSP No. 109-2 states that an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109. The Company has evaluated FSP No. 109-2 and has determined that the provisions of this section of the Jobs Act do not have a material impact on the financial statements.

In December 2004, the FASB issued SFAS No. 123 (R), “Share-Based Payment” (“SFAS 123(R)”), which revises SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”). SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. The Company is evaluating the requirements of SFAS 123(R) and the impact of the adoption on its consolidated financial statements. The Company is required to adopt SFAS 123(R) in the first quarter of Fiscal 2006.

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

Outlook: Important Factors and Uncertainties

Statements in this quarterly report which are not historical facts, including statements about the Company’s confidence or expectations, earnings, anticipated operations of its e-commerce sites and those of third-party service providers, and other statements about the Company’s operational outlook, are forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 subject to risks and uncertainties that could cause actual results to differ materially from those set forth in such forward-looking statements. Such risks and uncertainties include, without limitation, risks of changing market conditions in the overall economy and the retail industry, consumer demand, the effectiveness of e-commerce technology and marketing efforts, availability of products, availability of adequate transportation of such products, and other factors detailed from time to time in the Company’s annual and other reports filed with the Securities and Exchange Commission (“SEC”). Words such as “estimate”, “project”, “plan”, “believe”, “feel”, “anticipate”, “assume”, “may”, “will”, “should” and similar words and phrases may identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date thereof. The Company undertakes no obligations to publicly release any revisions to these forward-looking statements or reflect events or circumstances after the date hereof.

Statements about the expected timing, completion and effects of the proposed Merger also constitute forward-looking statements. The Company may not be able to complete the proposed Merger on the terms described herein or other acceptable terms or at all because of a number of factors, including the failure to obtain shareholder approval, the failure of financing or the failure to satisfy the other closing conditions. These factors, and other factors that may affect the business or financial results of the Company are described in the Company’s filings with the SEC.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk.

The Company’s interest rate exposure is most sensitive to fluctuations in interest rates in the United States, which impact interest paid on its debt. A 10% change in the weighted average interest rate on the Company’s variable rate debt would be immaterial to the Company’s consolidated financial positions, results of operations or cash flows.

ITEM 4. Controls and Procedures.

The Company carried out an evaluation, under the supervision and with the participation of the Company’s Disclosure Committee and the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of April 30, 2005 pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective. There have not been any changes in the Company’s internal controls over financial reporting that have occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II

OTHER INFORMATION

ITEM 1. Legal Proceedings.

In March of 2002, the Company was served with a lawsuit brought in California Superior Court in Los Angeles County as a class action on behalf of current and former managers and assistant managers of the Company’s California stores, alleging that they were improperly classified as exempt employees. The lawsuit sought damages including overtime pay, restitution and attorneys’ fees. On August 15, 2003, a settlement agreement was finalized with a maximum payment by the Company of $1.5 million for this matter which is included in other current liabilities.

On May 5, 2004, the California Superior Court, County of Los Angeles granted final approval to the parties’ settlement agreement and ordered that distributions be made pursuant to the agreement. However, on or about July 6, 2004, a class member who objected to the final approval of the settlement filed an appeal of the Superior Court’s May 5, 2004 order. The objecting class member filed her opening appellate brief on or about May 2, 2005. Brookstone has requested an extension of time to file its opening appellate brief, and anticipates that its opening brief will be due on or about July 15, 2005. At this time, a hearing on the appeal has not yet been scheduled. Unless the parties agree to alternative arrangements, settlement funds will not be distributed until the appeal is resolved.

Brookstone is also involved in various legal proceedings incidental to the conduct of its business. The Company does not believe that any of these legal proceedings will have a material adverse effect on Brookstone’s financial condition, results of operations, or cash flows.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

ITEM 3. Defaults Upon Senior Securities.

None.

ITEM 4. Submission of Matters to a Vote of Security Holders.

None.

ITEM 5. Other Information.

None.

ITEM 6. Exhibits.

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

Brookstone, Inc.
(Registrant)

/s/ Philip W. Roizin
June 9, 2005	(Signature)

Philip W. Roizin
Executive Vice President Finance and Administration,
Treasurer and Secretary
(Principal Financial Officer
and duly authorized to sign on behalf of registrant)