Form 10-Q
period 2005-07-30
BROOKSTONE INC
filed 2005-08-26
CIK 830134

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 30, 2005

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 20,436,689 shares of common stock as of August 10, 2005.

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

PART I

FINANCIAL INFORMATION

ITEM 1. Financial Statements

BROOKSTONE, INC.

CONSOLIDATED BALANCE SHEET

(In thousands, except share data)

(Unaudited)

	July 30, 2005	January 29, 2005	July 31, 2004
Assets
Current assets:
Cash and cash equivalents	$46,613	$86,205	$30,942
Receivables, net	7,923	9,859	9,520
Merchandise inventories	75,879	75,585	68,886
Deferred income taxes, net	12,271	3,917	9,502
Prepaid expenses	7,315	6,045	6,998

Total current assets	150,001	181,611	125,848
Deferred income taxes, net	5,228	5,256	4,738
Property and equipment, net	74,362	74,019	64,829
Intangible assets, net	—	3,853	3,988
Other assets	3,213	1,741	5,377

Total assets	$232,804	$266,480	$204,780

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$12,076	$17,402	$15,356
Other current liabilities	29,224	46,500	26,192

Total current liabilities	41,300	63,902	41,548

Long-term debt	8,308	8,760	1,946
Other long-term liabilities	22,668	22,432	16,819

Commitments and contingencies

Other party interests in consolidated entities	1,004	1,100	1,045

Shareholders’ equity:
Preferred stock, $0.001 par value: Authorized - 2,000,000 shares; issued and outstanding - 0 shares at July 30, 2005, January 29, 2005 and July 31, 2004	—	—	—
Common stock, $0.001 par value:
Authorized 50,000,000 shares; issued – 20,444,825 shares at July 30, 2005, 20,373,423 shares at January 29, 2005 and 20,336,324 shares at July 31, 2004; outstanding – 20,436,689 shares at July 30, 2005, 20,365,287 shares at January 29, 2005 and 20,328,188 shares at July 31, 2004	20	20	20
Additional paid-in capital	66,761	64,916	64,741
Unearned stock compensation	(1,944)	(1,821)	(2,349)
Accumulated other comprehensive loss	(1,257)	(1,301)	(991)
Retained earnings	95,991	108,519	82,048
Treasury stock, at cost - 8,136 shares at July 30, 2005, January 29, 2005 and July 31, 2004	(47)	(47)	(47)

Total shareholders’ equity	159,524	170,286	143,422

Total liabilities and shareholders’ equity	$232,804	$266,480	$204,780

The accompanying notes are an integral part of these financial statements.

BROOKSTONE, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Thirteen-weeks Ended		Twenty-six-weeks Ended
	July 30, 2005	July 31, 2004	July 30, 2005	July 31, 2004
Net sales	$87,521	$93,749	$164,308	$167,999
Cost of sales	59,915	60,930	114,797	113,238

Gross profit	27,606	32,819	49,511	54,761
Selling, general and administrative expenses	31,577	32,315	63,333	60,352

Income (loss) from continuing operations	(3,971)	504	(13,822)	(5,591)
Interest (income) expense, net	(87)	209	(103)	445

Income (loss) before taxes, other party interests in consolidated entities and discontinued operations	(3,884)	295	(13,719)	(6,036)
Other party interests in consolidated entities	247	163	506	325

Income (loss) before taxes and discontinued operations	(4,131)	132	(14,225)	(6,361)
Income tax (benefit) provision	(1,575)	51	(5,470)	(2,446)

Income (loss) from continuing operations	(2,556)	81	(8,755)	(3,915)
Loss on discontinued operations, net of tax benefit of $2,039, $342, $2,442 and $1,194	(3,193)	(546)	(3,773)	(1,194)

Net loss	$(5,749)	$(465)	$(12,528)	$(5,109)

Income (loss) per share - basic:
Income (loss) from continuing operations	$(0.12)	$0.00	$(0.43)	$(0.19)
Loss on discontinued operations	(0.16)	(0.02)	(0.18)	(0.06)

Net loss	$(0.28)	$(0.02)	$(0.61)	$(0.25)

Income (loss) per share - diluted:
Income (loss) from continuing operations	$(0.12)	$0.00	$(0.43)	$(0.19)
Loss on discontinued operations	(0.16)	(0.02)	(0.18)	(0.06)

Net loss	$(0.28)	$(0.02)	$(0.61)	$(0.25)

Weighted average shares outstanding - basic	20,389	20,203	20,376	20,118

Weighted average shares outstanding - diluted	20,389	20,939	20,376	20,118

The accompanying notes are an integral part of these financial statements.

BROOKSTONE, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands)

(Unaudited)

	Twenty-six-weeks Ended
	July 30, 2005	July 31, 2004
Cash flows from operating activities:
Net loss	$(12,528)	$(5,109)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	7,021	6,581
Amortization of debt issuance costs	92	92
Impairment charge	3,740	—
Stock based compensation expense	786	225
Other party interests in consolidated entities	506	325
Deferred income taxes, net	(8,354)	(4,703)
Related tax benefits on exercise of stock options	175	1,504
Increase in other assets	(1,472)	(3,613)
Increase in other long-term liabilities	308	1,143
Changes in working capital:
Accounts receivable, net	1,929	(2,035)
Merchandise inventories	(294)	(2,010)
Prepaid expenses	(1,362)	(781)
Accounts payable	(5,326)	(403)
Other current liabilities	(17,276)	(14,463)

Net cash used for operating activities	(32,055)	(23,247)
Cash flows from investing activities:
Expenditures for property and equipment	(7,251)	(16,914)

Net cash used for investing activities	(7,251)	(16,914)
Cash flows from financing activities:
Payments on long-term debt	(452)	(57)
Cash distributions to joint venture parties	(593)	(351)
Cash contributions received from joint venture parties	—	95
Proceeds from exercise of stock options and employee stock purchase plan	759	1,678

Net cash provided by (used for) financing activities	(286)	1,365

Net decrease in cash and cash equivalents	(39,592)	(38,796)
Cash and cash equivalents at beginning of period	86,205	69,738

Cash and cash equivalents at end of period	$46,613	$30,942

The accompanying notes are an integral part of these financial statements.

BROOKSTONE, INC.

Notes to Consolidated Financial Statements

1.	The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of Brookstone, Inc. (“we”, “Brookstone” or the “Company”), these financial statements contain all adjustments (consisting of only normal recurring adjustments, except as specifically disclosed) necessary to present fairly the financial position, the results of operations, and the cash flows for the periods reported. Certain information and footnote disclosures normally included in financial statements presented in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that the accompanying unaudited consolidated financial statements be read in conjunction with the annual financial statements and notes thereto which may be found in the Company’s Fiscal 2004 annual report on Form 10-K.

2.	The results of the twenty-six week period ended July 30, 2005 are not necessarily indicative of the results for the full fiscal year. The Company’s business, like the business of retailers in general, is subject to seasonal influences. Historically, the Company’s fourth fiscal quarter, which includes the winter holiday selling season, has produced a disproportionate amount of the Company’s net sales and substantially all of its income from operations. The Company expects that its business will continue to be subject to such seasonal influences.

3.	Certain amounts in the financial statements of the prior periods have been reclassified for comparative purposes.

4.	Consolidated balance sheet details, in thousands:

	July 30, 2005	January 29, 2005	July 31, 2004
Other Current Liabilities:
Merchandise credits and gift certificates	$12,085	$11,711	$10,242
Accrued employee compensation and benefits	3,520	9,092	3,209
Rent payable	1,062	1,243	1,139
Income taxes payable	4	11,018	—
Sales returns reserve	3,006	3,532	3,119
Current portion of capital lease and debt	905	905	105
Accrued expenses	8,642	8,999	8,378

	$29,224	$46,500	$26,192

Other Long-term Liabilities:
Straight-line rent liability	$9,776	$9,709	$7,421
Employee benefit obligations	4,977	4,572	3,986
Deferred credits from landlords, net	6,397	6,496	3,614
Other long term liabilities	1,518	1,655	1,798

	$22,668	$22,432	$16,819

5.	Discontinued Operations

On June 29, 2005, the Company announced its decision to sell its Gardeners Eden business and has reclassified those operations as discontinued operations in the consolidated statement of operations in accordance with the provisions of Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“FAS No. 144”). In the second quarter of Fiscal 2005, the Company also recorded an impairment charge of $3.7 million, based upon the Company’s evaluation that the value of its Gardeners Eden intangible assets would not be recoverable upon sale of the business. This impairment charge is included in discontinued operations in Fiscal 2005 in the consolidated statement of operations. At July 30, 2005, inventory totaling $2.1 million and net property and equipment of $2.9 million comprise the assets held for sale. The Company anticipates that a sale will occur by second quarter of Fiscal 2006.

6.	Accumulated other comprehensive loss consists of the Company’s minimum pension liability and its unrealized gain on its cash flow hedge related to the Company’s debt. Total comprehensive loss for the thirteen and twenty-six week periods ended July 30, 2005 and July 31, 2004 are presented below (in thousands):

	Thirteen-weeks		Twenty-six-weeks
	July 30, 2005	July 31, 2004	July 30, 2005	July 31, 2004
Net loss	$(5,749)	$(465)	$(12,528)	$(5,109)
Other comprehensive loss:
Unrealized gain on cash flow hedge (net of tax of $12 and $28 for the thirteen and twenty-six weeks ended July 30, 2005, respectively)	20	—	44	—

Total comprehensive loss	$(5,729)	$(465)	$(12,484)	$(5,109)

7.	Stock-Based Compensation

The Company has stock option plans in effect that provide for the issuance of non-qualified and incentive stock options. Statement of Financial Accounting Standards No. 123 (“SFAS No. 123”), “Accounting for Stock-Based Compensation,” as amended by Statement of Accounting Standards No. 148 (“SFAS 148”), permits the Company to follow the measurement provisions of APB Opinion No. 25 (“APB No. 25”), “Accounting for Stock Issued to Employees.” Stock options have historically been granted at or above the market price on the date of the grant. The Company also issues restricted and deferred stock awards under its stock option plans. To date, restricted and deferred stock awards have been issued at no cost to the recipient of the award. Restricted stock has restrictions that lapse over four years from the date of grant or as specified in the award. Deferred stock has restrictions regarding vesting time tables and may have additional Company performance criteria requirements. The value of the restricted and deferred shares in excess of any payments required by the holders of the shares is charged to income ratably over the period during which these awards vest. The unearned compensation related to these awards is included as a component of shareholders’ equity. No stock option awards were granted during the twenty-six weeks ended July 30, 2005. Had compensation cost for the Company’s stock-based incentive compensation plans been determined based on the fair value at the grant dates of awards under those plans, consistent with the methodology prescribed by SFAS No. 123, as amended by SFAS No. 148, the Company’s net loss and related loss per share for the periods ended July 30, 2005 and July 31, 2004 would have been increased to the pro forma amounts indicated below (in thousands, except per share data):

	Thirteen-weeks Ended		Twenty-six-weeks Ended
	July 30, 2005	July 31, 2004	July 30, 2005	July 31, 2004
Net loss - as reported	$(5,749)	$(465)	$(12,528)	$(5,109)
Add: Stock based employee compensation expense included in reported net income, net of related tax effects	169	125	481	138
Deduct: Stock-based employee compensation expense determined under fair value based method, net of related tax effects	(288)	(216)	(755)	(341)

Net loss - pro forma	$(5,868)	$(556)	$(12,802)	$(5,312)

Loss per share – basic and diluted
As reported	$(0.28)	$(0.02)	$(0.61)	$(0.25)

Pro forma	$(0.29)	$(0.03)	$(0.63)	$(0.26)

On April 29, 2005, the six-month option period for the Employee Stock Purchase Plan (“ESPP”), which began on November 1, 2004, closed. On May 3, 2005 the Company issued 23,625 shares under its 2000 ESPP related to this option period.

8.	The exercise of stock options granted under the Company’s stock option plans gives rise to compensation, which is includable in the taxable income of the optionees and deductible by the Company for tax purposes upon exercise. Such compensation reflects an increase in the fair market value of the Company’s common stock subsequent to the date of grant. For financial reporting purposes, the tax effect of this deduction is accounted for as a credit to additional paid-in capital. Such exercises resulted in a tax benefit of approximately $175,000 and $1.5 million for the twenty-six week periods ended July 30, 2005 and July 31, 2004, respectively which are reflected in the Company’s operating cash flow.

9.	In March of 2002, the Company was served with a lawsuit brought in California Superior Court in Los Angeles County as a class action on behalf of current and former managers and assistant managers of the Company’s California stores, alleging that they were improperly classified as exempt employees. The lawsuit sought damages including overtime pay, restitution and attorneys’ fees. On August 15, 2003, a settlement agreement was finalized with a maximum payment by the Company of $1.5 million for this matter which is included in other current liabilities.

On May 5, 2004, the California Superior Court, County of Los Angeles granted final approval to the parties’ settlement agreement and ordered that distributions be made pursuant to the agreement. However, on or about July 6, 2004, a class member who objected to the final approval of the settlement filed an appeal of the Superior Court’s May 5, 2004 order. The objecting class member filed her opening appellate brief on May 2, 2005. Unless further extensions are granted, Brookstone’s opening brief on appeal will be due on or before September 13, 2005. At this time, a hearing on the appeal has not yet been scheduled. Unless the parties agree to alternative arrangements, settlement funds will not be distributed until the appeal is resolved.

10.	Business conducted by the Company is segmented into two distinct areas determined by the method of distribution channel. The retail segment is comprised of all full-year stores in addition to all temporary stores and kiosks. Retail product distribution is conducted directly through the store location. The direct marketing segment is comprised of two catalog titles (Hard-to-Find Tools and Brookstone Catalog), the Internet site www.Brookstone.com and sales to corporate customers. Direct marketing product distribution is conducted through the Company’s direct marketing customer sales and contact center, through its distribution facility located in Mexico, Missouri and by the Company’s vendors. Both segments of the Company sell similar products, although not all Company products are fully available within both segments.

All costs directly attributable to the direct marketing segment are so charged while all remaining operating costs are charged to the retail segment. The Company’s management does not review assets by segment and it is impracticable for the Company to report revenues by product or similar group products.

The tables below disclose segment net sales and pre-tax income (loss) for the thirteen and twenty-six week periods ended July 30, 2005 and July 31, 2004 (in thousands).

Thirteen-weeks:

	Net Sales		Income (Loss) Before Taxes and Discontinued Operations
	July 30, 2005	July 31, 2004	July 30, 2005	July 31, 2004
Reportable segment:
Retail	$74,445	$80,450	$(5,127)	$(487)
Direct Marketing	13,076	13,299	909	828

Reconciling items:
Interest expense	—	—	(391)	(324)
Interest income	—	—	478	115

Consolidated:	$87,521	$93,749	$(4,131)	$132

Twenty-six weeks:

	Net Sales		Pre-tax Income (Loss) Before Discontinued Operations
	July 30, 2005	July 31, 2004	July 30, 2005	July 31, 2004
Reportable segment:
Retail	$140,291	$145,283	$(15,816)	$(6,845)
Direct Marketing	24,017	22,716	1,488	929

Reconciling items:
Interest expense	—	—	(836)	(718)
Interest income	—	—	939	273

Consolidated:	$164,308	$167,999	$(14,225)	$(6,361)

11.	Basic and diluted earnings per share (EPS) were calculated for the thirteen and twenty-six week periods ended July 30, 2005 and July 31, 2004 as follows (in thousands, except per share data):

	Thirteen-weeks Ended		Twenty-Six Weeks Ended
	July 30, 2005	July 31, 2004	July 30, 2005	July 31, 2004
Income (loss) from continuing operations	$(2,556)	$81	$(8,755)	$(3,915)
Loss on discontinued operations	(3,193)	(546)	(3,773)	(1,194)

Net loss	$(5,749)	$(465)	$(12,528)	$(5,109)

Weighted average number of common shares outstanding	20,389	20,203	20,376	20,118

Effect of dilutive securities:
Stock options	—	736	—	—

Weighted average number of common shares as adjusted	20,389	20,939	20,376	20,118

Income (loss) per share – basic:
Income (loss) from continuing operations	$(0.12)	$(0.00)	$(0.43)	$(0.19)
Loss on discontinued operations	(0.16)	(0.02)	(0.18)	(0.06)

Net loss per share – basic	$(0.28)	$(0.02)	$(0.61)	$(0.25)

Income (loss) per share – diluted:
Income (loss) from continuing operations	$(0.12)	$(0.00)	$(0.43)	$(0.19)
Loss on discontinued operations	(0.16)	(0.02)	(0.18)	(0.06)

Net loss per share – diluted	$(0.28)	$(0.02)	$(0.61)	$(0.25)

For the thirteen-week and twenty-six week periods ended July 30, 2005 antidilutive shares of 784,616 and 749,549 respectively were excluded from the computations of diluted earnings per share. For the twenty-six week period ended July 31, 2004, antidilutive shares of 759,443 were excluded from the computations of diluted earnings per share.

12.	Joint Ventures

Two airport stores in Las Vegas, two airport stores in Chicago and four airport stores in Atlanta operate under separate joint venture arrangements with respect to each city. The Company has an 80% ownership interest in the Las Vegas venture, a 70% ownership interest in the Chicago venture and a 49% ownership interest in the Atlanta venture. The Las Vegas and Chicago ventures have been consolidated since inception (Fiscal 2003 for the Las Vegas venture and Fiscal 2001 for the Chicago venture) based on the Company’s ownership of the majority voting interests.

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

As primary beneficiary, the Company consolidated this entity effective for the first fiscal quarter of 2004 which is the Company’s first interim or annual reporting period ending after March 15, 2004 as required by this interpretation. In connection with the consolidation in Fiscal 2004, assets of $718,000 (including property, plant and equipment and accounts receivable) were acquired and liabilities of $718,000 (including other party interests and accounts payable) were assumed.

At July 30, 2005, $355,000 of the Atlanta joint venture assets, $555,000 in other party interests and no liabilities are reflected in the Company’s balance sheet. Additionally, as a result of the Atlanta joint venture consolidation, the Company’s revenues increased by $1,410,000 and $2,816,000, cost of sales increased by $704,000 and $1,388,000, selling and general administrative expenses increased by $387,000 and $762,000, and other party interests in consolidated entities increased by $162,000 and $339,000 for the thirteen and twenty-six week periods ended July 30, 2005. The consolidation had no impact on the Company’s consolidated net loss for the thirteen and twenty-six week periods ended July 30, 2005.

At July 31, 2004, $525,000 of the Atlanta joint venture assets, $660,000 in other party interests and no liabilities were reflected in the Company’s balance sheet. Additionally, as a result of the Atlanta joint venture consolidation, the Company’s revenues increased by $1,348,000 and $2,374,000, cost of sales increased by $674,000 and $1,193,000, selling and general administrative expenses increased by $369,000 and $674,000 and other party interests in consolidated entities increased by $93,000 and $196,000 for the thirteen and twenty-six week periods ended July 31, 2004. The consolidation had no impact on the Company’s consolidated net loss for the thirteen and twenty-six week periods ended July 31, 2004.

13.	Post-Retirement Pension and Medical Benefit Plans

The Company contributed more than the minimum required amount for the past year to the pension plan. As a result, there is no required contribution during Fiscal 2005 but it is the intent of the Company to contribute approximately $100,000 to maintain a funded status that is more than the minimal required level under ERISA. The Company made no payments during the twenty-six week period ended July 30, 2005.

The components of net periodic pension cost were as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 30, 2005	July 31, 2004	July 30, 2005	July 31, 2004
Service cost	$31,000	$31,000	$62,000	$62,000
Interest cost	77,000	78,000	154,000	156,000
Expected return on plan assets	(75,000)	(74,000)	(150,000)	(145,000)
Amortization of prior service cost	—	—	—	—
Recognized net actuarial loss	31,000	25,000	62,000	50,000

Net periodic benefit cost	$64,000	$60,000	$128,000	$123,000

The components of the net periodic post-retirement medical benefits cost were:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 30, 2005	July 31, 2004	July 30, 2005	July 31, 2004
Service cost	$5,000	$4,000	$10,000	$8,000
Interest cost	17,000	16,000	34,000	32,000
Amortization of prior service cost	(15,000)	(15,000)	(30,000)	(30,000)
Recognized net actuarial gain	(1,000)	(4,000)	(2,000)	(8,000)

Net periodic benefit cost	$6,000	$1,000	$12,000	$2,000

14.	Recent Accounting Pronouncements

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

In December 2004, the FASB issued SFAS No. 123 (R), “Share-Based Payment (Revised 2004)” (“SFAS 123(R)”), which revises SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”). SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. The Company is evaluating the requirements of SFAS 123(R) and the impact of the adoption on its consolidated financial statements. The Company is required to adopt SFAS 123(R) in the first quarter of Fiscal 2006.

During March 2005, the Securities Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 107, guidance on SFAS No. 123(R). SAB No. 107 was issued to assist preparers by clarifying some of the implementation matters of SFAS 123(R) while enhancing the information that investors receive. The Company will consider the guidance provided by SAB No.107 as it implements SFAS 123(R).

In March 2005, the FASB issued Interpretation No. 47 (“FIN 47”), “Accounting for Conditional Asset Retirement Obligations,” an interpretation of FASB issued Statement No. 143 (“SFAS 143”), “Accounting for Asset Retirement Obligations.” FIN 47 clarifies that the term “conditional asset retirement obligation” as used in SFAS 143 refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. Retrospective application for interim financial information is permitted but is not required. The Company is currently in the process of evaluating FIN 47, however the adoption of this statement is not expected to have a material impact on the Company’s consolidated financial statements.

SFAS No. 154, “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and SFAS No. 3,” requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to do so. When it is impracticable to determine the effect on all prior periods, this statement requires that the new principle be applied to the earliest period practicable. This statement carries forward without change the guidance in APB Opinion No. 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimates. SFAS No. 154 shall be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We expect that adoption of SFAS No. 154 will not have a material impact on our financial statements.

Emerging Issues Task Force Issue 05-6, “Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination,” (“EITF 05-6”) provides guidance on amortization of leasehold improvements purchased subsequent to the inception of the lease or acquired in a business combination. EITF 05-6 states that leasehold improvements that are placed in service significantly after and not contemplated at or near the beginning of the lease term should be amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewals that are deemed to be reasonably assured at the date of the assets’ purchase. EITF 05-6 becomes effective for the Company beginning in this year’s third quarter. We expect that the impact of adopting EITF 05-6 will not differ materially from our current amortization practice.

15.	Amended Agreement and Plan of Merger

As previously announced in its filings with the Securities and Exchange Commission (the “SEC”), Brookstone has entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Brookstone Holdings Corp., a Delaware corporation (“Parent”), and Brookstone Acquisition Corp., a Delaware corporation and wholly-owned subsidiary of Parent (“Acquisition”) on April 15, 2005, which was amended on July 15, 2005. OSIM International Ltd, J.W. Childs Associates, L.P. and Temasek Capital (Private) Limited have agreed to provide equity financing to Parent in connection with the transactions contemplated by the Merger Agreement. Under the terms of the Merger Agreement, Acquisition will be merged (the “Merger”) with and into Brookstone, with Brookstone continuing as the surviving corporation and a subsidiary of Parent.

At the effective time of the Merger, each outstanding share of common stock, par value $.001 per share, of Brookstone (the “Common Stock”) will be cancelled and converted into the right to receive $20.00 in cash, without interest. At the effective time of the Merger, each option identified as outstanding will be cancelled and converted into the right to receive in cash, without interest, the product of (a) the excess, if any, of $20.00 over the exercise price per share of Common Stock for such option and (b) the number of shares of Common Stock then subject to such option. At the effective time of the Merger, each deferred stock award and restricted stock award identified as outstanding will be cancelled and converted into the right to receive in cash, without interest, the product of (a) the excess, if any, of $20.00 over the unpaid price per share of Common Stock, if any, for such award and (b) the number of shares of Common Stock then subject to such award. Completion of the Merger is subject to several conditions, including approval of the Merger by Brookstone’s stockholders, the availability of the proceeds of debt financing to Parent, and other customary closing conditions. The companies expect to close the transaction during Brookstone’s third quarter of Fiscal 2005.

Brookstone has filed with the SEC, and mailed to Shareholders on August 23, 2005, a proxy statement. Shareholders are advised to read the proxy statement because it contains important information. Shareholders may obtain a free-of-charge copy of the proxy statement and other relevant documents filed with the SEC from the SEC’s website at http://www.sec.gov. Shareholders may also obtain a free-of-charge copy of the proxy statement and other relevant documents by directing a request by mail or telephone to Brookstone, Inc., One Innovation Way, Merrimack, NH, 03054, Attention: Investor Relations, Telephone: 603-577-8044, or from the Company’s website, http://www.brookstone.com.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

On June 29, 2005, the Company announced its plans to sell its Gardeners Eden business which consists of five Gardeners Eden stores, one catalog title, Gardeners Eden and its internet site www.Gardenerseden.com. As a result, in the second quarter of Fiscal 2005, the Company has reflected the results of operations from the Gardeners Eden business as a discontinued operation. For the thirteen week periods ended July 30, 2005 and July 31, 2004, Gardeners Eden operations resulted in a net loss of $3.2 million (net of tax of $2.0 million) or $0.16 per basic and diluted share and $546,000 (net of tax of $342,000) or $0.02 per basic and diluted share, respectively. For the twenty-six week periods ended July 30, 2005 and July 31, 2004, the Gardener’s Eden net loss totaled $3.8 million (net of tax of $2.4 million) or $0.18 per basic and diluted share and $1.2 million (net of tax of $752,000) or $0.06 per basic and diluted share, respectively. Included in discontinued operations is a pre-tax impairment charge of $3.7 million that the Company recorded in the second quarter of Fiscal 2005 based upon the Company’s evaluation that the value of its Gardeners Eden intangible assets would not be recoverable upon sale of the business.

The following Management’s Discussion and Analysis of Results of Operations exclude the discontinued operations of Gardener’s Eden. The Company considers a retail store that has been open for the entire prior fiscal year a “same store” and such store will remain in the same store base until it closes permanently. Retail locations that were remodeled or relocated are not removed from this calculation.

For the thirteen-week and twenty-six week periods ended July 30, 2005, net sales decreased 6.6% and 2.2%, respectively over the comparable periods last year. Net retail sales for the thirteen-week period decreased approximately $6.0 million, or 7.5%, to $74.4 million as compared to $80.4 million for the same period last year. The decrease of $6.0 million in the quarter was primarily comprised of a $7.7 million or 10.0% decrease in same store sales driven by decreased performances in the Personal Care, Bedding, Home Comfort and Games categories. The quarter’s same store sales decrease was partially offset by same store sales increases in the Audio and Travel categories. The same store sales decrease was partially offset by $1.7 million in sales generated primarily from the opening of 15 new stores (partially offset by two store closings) subsequent to the second quarter of Fiscal 2004. Year-to-date retail sales decreased $5.0 million or 3.4% over the comparable period last year. The year-to-date decrease was comprised of a $10.3 million or 7.3% decrease in same store sales driven primarily by decreased performances in the Personal Care, Bedding, Games and Home Comfort categories and a $0.2 million decrease in revenues from customers for shipping and handling. These decreases were partially offset by same store sales increases in the Audio and Travel categories and an increase of approximately $5.5 million primarily as a result of the stores opened subsequent to the second quarter of Fiscal 2004. The total number of Brookstone stores open on July 30, 2005 was 290 versus 277 on July 31, 2004.

For the thirteen-week period ended July 30, 2005, direct marketing sales totaled $13.1 million as compared to $13.3 million for the comparable period last year. The $233,000 net decrease is comprised of a decrease of $287,000 in sales of the Brookstone brand (Hard-to-Find Tools, Brookstone Catalog, Internet and Corporate Sales) on a 10.8% decrease in catalog circulation. Partially offsetting the quarterly sales decrease was a minimal increase in revenues generated from customers for shipping and handling. For the twenty-six week period ended July 30, 2005, direct marketing sales totaled $24.0 million as compared to $22.7 million for the comparable period last year. The $1.3 million net increase is comprised of an increase in sales of $933,000 on a 4.3% decrease in catalog circulation and an increase of $368,000 generated from revenues from customers for shipping and handling.

For the thirteen-week period ended July 30, 2005, gross profit as a percentage of net sales decreased 3.5% to 31.5% versus 35.0% for the comparable period last year as a result of an increase in occupancy costs of 3.0%, a decrease in product margins of 0.4% and an increase of 0.1% in order postage expense (costs associated with the delivery of products to customers). For the twenty-six week period ended July 30, 2005, gross profit as a percentage of net sales decreased 2.5% to 30.1% versus 32.6% for the comparable period last year as a result of an increase in occupancy costs of 2.2%, a decrease in product margins of 0.1% and an increase of 0.2% in order postage expense. Occupancy costs as a percentage of net sales increased in both the quarter and year-to-date periods in Fiscal 2005 primarily as a result of the same store sales decrease. Promotional activity in the second fiscal quarter of 2005 resulted in increased markdowns causing a decrease in product margins of 1.1% for the quarter and 0.5% for the year –to-date period. Primarily offsetting the markdown increases were improvements in product purchase margins of 0.6 and 0.3 for the quarter and year-to-date periods, respectively.

For the thirteen-week period ended July 30, 2005, selling, general and administrative expenses as a percentage of net sales increased 1.6% to 36.1% versus 34.5% for the comparable period last year primarily as a result of increased payroll costs of 1.9% driven by the decrease in same store sales experienced during the quarter. The quarterly increase in payroll costs as a percentage of net sales was partially offset by other selling, general and administrative expenses, primarily professional services. For the twenty-six week period ended July 30, 2005, selling, general and administrative expenses as a percentage of net sales increased 2.6% to 38.5% versus 35.9% for the comparable period last year primarily as a result of increased payroll costs of 1.7% and increased advertising costs of 0.6%. These year-to-date increases reflect the negative impact caused by the decrease in same store sales but also contributing to the payroll increases were new stores opened since the second quarter of Fiscal 2004 and compensation expense in Fiscal 2005 on deferred and restricted stock issued subsequent to the first quarter of Fiscal 2004.

Net interest income for the thirteen-week period ended July 30, 2005 was $87,000, compared to net interest expense of $209,000 for the comparable period last year. Net interest income for the twenty-six week period ended July 30, 2005 was $103,000, compared to net interest expense of $445,000 for the comparable period last year. Interest income was $478,000 for the second quarter of Fiscal 2005 as compared to $115,000 for the same period last year and $939,000 for the twenty-six weeks ended July 30, 2005 as compared to $274,000. Both the quarter and year-to-date increases resulted from better interest rates earned on the Company’s improved cash position in Fiscal 2005. Interest expense increased to $391,000 for the second quarter of Fiscal 2005 compared to $324,000 for the same period last year and $836,000 for the twenty-six weeks ended July 30, 2005 as compared to $718,000 for the same period last year primarily as a result of the Company’s interest on the loan for its corporate headquarters which was not in existence in the first or second quarters of Fiscal 2004. The increase in interest expense was partially offset by decreased fees on the Company’s line of credit in both periods in Fiscal 2005 as compared to the same periods in Fiscal 2004.

In the second quarter of Fiscal 2005, the Company recorded an income tax benefit on continuing operations of $1.6 million, or 1.8% of net sales, as compared to a tax provision on continuing operations of $51,000, or 0.1% of net sales, in the second quarter of Fiscal 2004. The tax rate on continuing operations was 38.1% in the second quarter of Fiscal 2005 as compared to 38.6% for the second quarter of Fiscal 2004. The Company’s benefit in the second quarter of Fiscal 2005 was reduced as a result of the settlement of a prior year tax audit. Year-to-date the Company recorded an income tax benefit on continuing operations of $5.5 million, or 3.3% of net sales for the twenty-six week period ended July 30, 2005, as compared to $2.4 million, or 1.5% of net sales for the twenty-six week period ended July 30, 2004. The tax rate on continuing operations was 38.5% for the twenty-six week periods ended July 30, 2005 and July 31, 2004.

Two airport locations in Las Vegas, two airport locations in Chicago, and four airport locations in Atlanta operate under separate joint venture arrangements with respect to each city. The Company has an 80% ownership interest in the Las Vegas venture, a 70% ownership interest in the Chicago venture and a 49% ownership interest in the Atlanta venture. Other Party Interests in Consolidated Entities represents the ownership interests in the net income for these joint ventures belonging to the Company’s joint venture partners (the 20% ownership interest in the Las Vegas venture, the 30% ownership interest in the Chicago venture and the 51% ownership interest in the Atlanta venture). For the thirteen weeks ended July 30, 2005 and July 31, 2004, other party interests in consolidated entities totaled $247,000 and $163,000, respectively. For the twenty-six weeks ended July 30, 2005 and July 31, 2004, other party interests in consolidated entities totaled $506,000 and $325,000, respectively.

As a result of the foregoing, the Company reported a loss from continuing operations of $2.6 million, or $0.12 per basic and diluted share for the thirteen-week period ended July 30, 2005, as compared to income from continuing operations of $81,000, or $0.00 per basic and diluted share, for the comparable period last year. After discontinued operations, the Company reported a net loss of $5.7 million, or $0.28 per basic and diluted share as compared to a net loss of $465,000, or $0.02 per basic and diluted share for the thirteen-week periods ended July 30, 2005 and July 31, 2004, respectively. For the twenty-six week period ended July 30, 2005, loss from continuing operations totaled $8.8 million, or $0.43 per basic and diluted share, as compared to a loss of $3.9 million, or $0.19 per basic and diluted share for the comparable period last year. After discontinued operations, the Company reported a net loss of $12.5 million, or $0.61 per basic and diluted share as compared to a net loss of $5.1 million, or $0.25 per basic and diluted share for the twenty-six week periods ended July 30, 2005 and July 31, 2004, respectively.

Financial Condition

Cash flows for the twenty-six week period ended July 30, 2005

For the twenty-six week period ended July 30, 2005, the Company’s cash position decreased $39.6 million to $46.6 million. Cash used for operations totaled $32.1 million primarily as a result of the Company’s net loss from operations and a decrease in other current liabilities resulting primarily from the payment of income taxes ($11.0 million) and the payment of accrued incentive compensation ($5.4 million).

Cash used for financing activities totaled approximately $286,000 for the twenty-six week period ended July 30, 2005 as a result of the Company’s payments of long-term debt of $452,000 and cash distributions paid to joint venture partners of $593,000. These payments were partially offset by proceeds of $759,000 from the exercise of stock options and payments for stock under the employee stock purchase plan.

Cash of $7.3 million was utilized to fund capital expenditures in the twenty-six week period ended July 30, 2005 primarily related to the opening of four new stores, the remodeling of five stores and construction related to stores anticipated to open or be remodeled in the third fiscal quarter. In Fiscal 2005, the Company anticipates opening approximately 20 new Brookstone stores and remodeling approximately 12 locations.

Cash flows for the twenty-six week period ended July 31, 2004

For the twenty-six week period ended July 31, 2004, the Company’s cash position decreased $38.8 million to $30.9 million. Cash used for operations totaled $23.2 million primarily as a result of the Company’s net loss from operations and a decrease in other current liabilities resulting primarily from the payment of income taxes ($9.1 million) and the payment of accrued incentive compensation ($6.3 million).

Cash provided by financing activities totaled approximately $1.4 million in the twenty-six week period ended July 30, 2004 as a result of proceeds of $1.7 million received from the exercise of stock options and payments for stock under the employee stock purchase plan and $95,000 in cash contributions received from joint venture partners. Offsetting these receipts were distributions to joint venture parties of $351,000 and $57,000 in payments on long-term debt.

Cash of $16.9 million was utilized to fund capital expenditures in the twenty-six week period ended July 31, 2004 primarily related to construction of the new headquarters building ($6.0 million), the expansion of the distribution center (Phase III - the replacement of the material handling system) ($4.6 million), the opening of seven Brookstone stores, the remodel of three Brookstone stores and construction related to stores anticipated to open in the third and fourth quarters of Fiscal 2004.

Other Balance Sheet Changes

Receivables decreased 19.6% to $7.9 million at July 30, 2005 as compared to $9.9 million at January 29, 2005 primarily as a result of the collection of construction allowances due from landlords. Receivables decreased 16.8% or $1.6 million when compared to July 31, 2004 primarily from a decrease in the timing of product returns to vendors.

Merchandise inventories increased slightly to $75.9 million at July 30, 2005 as compared to $75.6 million at January 29, 2005, but rose approximately 10.2% when compared to the twenty-six week period ended July 31, 2004. The higher merchandise inventory balance at July 30, 2005 as compared to the balance at July 31, 2004 resulted from additional purchases made to support retail new store growth since the second quarter of Fiscal 2004, as well as from the sales shortfall experienced in Fiscal 2005.

Prepaid expenses increased 21.0% to $7.3 million from $6.0 million at January 29, 2005 primarily as a result of the timing of insurance payments, the prepayment of software maintenance costs and the prepayment of state income taxes. Other assets increased $1.5 million to $3.2 million at July 30, 2005 as compared to $1.7 million at January 29, 2005, but decreased $2.2 million when compared to the balance of $5.4 million at July 31, 2004. The increase from January 29, 2005 is primarily as a result of costs incurred to produce catalogs to be mailed in the third quarter of Fiscal 2005, while the decrease from the same period of the prior year resulted primarily from a reduction in catalog circulation in the first half of Fiscal 2005 as compared to the same period in Fiscal 2004.

In the second quarter of Fiscal 2005, the Company wrote off its Gardeners Eden intangible assets, as a result of its impairment analysis, thereby reducing the balance to $0 at July 30, 2005. The net balance of those intangible assets was $3.9 million at January 29, 2005 and $4.0 million at July 30, 2004.

The Company maintains a revolving credit facility to finance inventory purchases, which historically peak in the third quarter in anticipation of the winter holiday selling season. At July 30, 2005, January 29, 2005 and July 31, 2004, the Company had no borrowings outstanding under its revolving credit agreement.

Cash flows for the remainder of Fiscal 2005

The Company believes that cash on hand, anticipated cash generated from operations and available borrowings will be sufficient to finance its remaining capital requirements in Fiscal 2005. In Fiscal 2005, the Company anticipates funding approximately $100,000 for its obligation under its defined pension plan.

Amended Agreement and Plan of Merger

As previously announced in its filings with the Securities and Exchange Commission (the “SEC”), Brookstone has entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Brookstone Holdings Corp., a Delaware corporation (“Parent”), and Brookstone Acquisition Corp., a Delaware corporation and wholly-owned subsidiary of Parent (“Acquisition”) on April 15, 2005, which was amended on July 15, 2005. OSIM International Ltd, J.W. Childs Associates, L.P. and Temasek Capital (Private) Limited have agreed to provide equity financing to Parent in connection with the transactions contemplated by the Merger Agreement. Under the terms of the Merger Agreement, Acquisition will be merged (the “Merger”) with and into Brookstone, with Brookstone continuing as the surviving corporation and a subsidiary of Parent.

At the effective time of the Merger, each outstanding share of common stock, par value $.001 per share, of Brookstone (the “Common Stock”) will be cancelled and converted into the right to receive $20.00 in cash, without interest. At the effective time of the Merger, each option identified as outstanding will be cancelled and converted into the right to receive in cash, without interest, the product of (a) the excess, if any, of $20.00 over the exercise price per share of Common Stock for such option and (b) the number of shares of Common Stock then subject to such option. At the effective time of the Merger, each deferred stock award and restricted stock award identified as outstanding will be cancelled and converted into the right to receive in cash, without interest, the product of (a) the excess, if any, of $20.00 over the unpaid price per share of Common Stock, if any, for such award and (b) the number of shares of Common Stock then subject to such award. Completion of the Merger is subject to several conditions, including approval of the Merger by Brookstone’s stockholders, the availability of the proceeds of debt financing to Parent, and other customary closing conditions. The companies expect to close the transaction during Brookstone’s third quarter of Fiscal 2005.

Brookstone has filed with the SEC, and mailed to Shareholders on August 23, 2005, a proxy statement. Shareholders are advised to read the proxy statement because it contains important information. Shareholders may obtain a free-of-charge copy of the proxy statement and other relevant documents filed with the SEC from the SEC’s website at http://www.sec.gov. Shareholders may also obtain a free-of-charge copy of the proxy statement and other relevant documents by directing a request by mail or telephone to Brookstone, Inc., One Innovation Way, Merrimack, NH, 03054, Attention: Investor Relations, Telephone: 603-577-8044, or from the Company’s website, http://www.brookstone.com.

Critical Accounting Estimates

The preparation of the Company’s consolidated financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expense during the reporting periods. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 2 of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended January 29, 2005 describe the significant accounting policies and critical accounting estimates used in the preparation of the consolidated financial statements. The Company’s management is required to make judgments and estimates about the effect of matters that are inherently uncertain. Actual results could differ from management’s estimates. There have been no significant changes in the Company’s critical accounting estimates during the quarter ended July 30, 2005.

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

In December 2004, the FASB issued SFAS No. 123 (R), “Share-Based Payment (Revised 2004)” (“SFAS 123(R)”), which revises SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”). SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. The Company is evaluating the requirements of SFAS 123(R) and the impact of the adoption on its consolidated financial statements. The Company is required to adopt SFAS 123(R) in the first quarter of Fiscal 2006.

During March 2005, the Securities Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 107, guidance on SFAS No. 123(R). SAB No. 107 was issued to assist preparers by clarifying some of the implementation matters of SFAS 123(R) while enhancing the information that investors receive. The Company will consider the guidance provided by SAB No.107 as it implements SFAS 123(R).

In March 2005, the FASB issued Interpretation No. 47 (“FIN 47”), “Accounting for Conditional Asset Retirement Obligations,” an interpretation of FASB issued Statement No. 143 (“SFAS 143”), “Accounting for Asset Retirement Obligations.” FIN 47 clarifies that the term “conditional asset retirement obligation” as used in SFAS 143 refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. Retrospective application for interim financial information is permitted but is not required. The Company is currently in the process of evaluating FIN 47, however the adoption of this statement is not expected to have a material impact on the Company’s consolidated financial statements.

SFAS No. 154, “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and SFAS No. 3,” requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to do so. When it is impracticable to determine the effect on all prior periods, this statement requires that the new principle be applied to the earliest period practicable. This statement carries forward without change the guidance in APB Opinion No. 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimates. SFAS No. 154 shall be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We expect that adoption of SFAS No. 154 will not have a material impact on our financial statements.

Emerging Issues Task Force Issue 05-6, “Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination,” (“EITF 05-6”) provides guidance on amortization of leasehold improvements purchased subsequent to the inception of the lease or acquired in a business combination. EITF 05-6 states that leasehold improvements that are placed in service significantly after and not contemplated at or near the beginning of the lease term should be amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewals that are deemed to be reasonably assured at the date of the assets’ purchase. EITF 05-6 becomes effective for the Company beginning in this year’s third quarter. We expect that the impact of adopting EITF 05-6 will not differ materially from our current amortization practice.

Outlook: Important Factors and Uncertainties

Statements in this quarterly report which are not historical facts, including statements about the Company’s confidence or expectations, earnings, anticipated operations of its e-commerce sites and those of third-party service providers, and other statements about the Company’s operational outlook are forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (“Reform Act”) and are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in such forward-looking statements. Such risks and uncertainties include, without limitation, risks of changing market conditions in the overall economy and the retail industry, consumer demand, the effectiveness of e-commerce technology and marketing efforts, availability of products, availability of adequate transportation of such products, and other factors detailed from time to time in the Company’s annual and other reports filed with the Securities and Exchange Commission. Words such as “estimate”, “project”, “plan”, “believe”, “feel”, “anticipate”, “assume”, “may”, “will”, “should” and similar words and phrases may identify forward-looking statements. Statements about a sale of its Gardeners Eden business constitute forward-looking statements. Any statements in this release made in connection with the merger are not forward-looking statements within the meaning of the safe harbor provisions of the Reform Act. The Company may not be able to complete a sale on acceptable terms because of a number of factors, including failure to reach agreement with a purchaser. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date thereof. The Company undertakes no obligations to publicly release any revisions to these forward-looking statements or reflect events or circumstances after the date hereof.

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

ITEM 4. Controls and Procedures.

The Company carried out an evaluation, under the supervision and with the participation of the Company’s Disclosure Committee and the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of July 30, 2005 pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective. There have not been any changes in the Company’s internal controls over financial reporting that have occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

On May 5, 2004, the California Superior Court, County of Los Angeles granted final approval to the parties’ settlement agreement and ordered that distributions be made pursuant to the agreement. However, on or about July 6, 2004, a class member who objected to the final approval of the settlement filed an appeal of the Superior Court’s May 5, 2004 order. The objecting class member filed her opening appellate brief on May 2, 2005. Unless further extensions are granted, Brookstone’s opening brief on appeal will be due on or before September 13, 2005. At this time, a hearing on the appeal has not yet been scheduled. Unless the parties agree to alternative arrangements, settlement funds will not be distributed until the appeal is resolved.

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

Brookstone, Inc.
(Registrant)

August 26, 2005	/s/ Philip W. Roizin
(Signature)

Philip W. Roizin
Executive Vice President Finance and Administration,
Treasurer and Secretary
(Principal Financial Officer
and duly authorized to sign on behalf of registrant)