Form 10-Q
period 2006-07-01
BROOKSTONE INC
filed 2006-08-15
CIK 830134

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2006

☐	TRANSITION REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-21406.

Brookstone, Inc.

(Exact name of registrant as specified in its charter)

Delaware	06-1182895
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Innovation Way, Merrimack, NH 03054

(address of principal executive offices, zip code)

603-880-9500

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. At August 10, 2006, the number of shares outstanding of the Registrant’s common stock, par value $.01 per share, was 1.

Brookstone, Inc.

PART I

FINANCIAL INFORMATION

ITEM 1. Financial Statements

BROOKSTONE, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	Successor		Predecessor
	July 1, 2006	December 31, 2005	July 30, 2005
	(Unaudited)		(Unaudited)
Assets

Current assets:
Cash and cash equivalents	$23,604	$76,326	$46,613
Receivables, net	9,663	10,906	7,923
Merchandise inventories	73,776	75,716	75,879
Deferred income taxes, net	16,704	4,947	12,271
Prepaid expenses	9,003	9,117	7,315

Total current assets	132,750	177,012	150,001

Deferred income taxes, net	—	—	5,228
Property, plant and equipment, net	74,631	76,328	74,362
Intangible assets, net	131,813	132,271	—
Goodwill	192,453	192,453	—
Other assets	17,300	19,363	3,213

Total assets	$548,947	$597,427	$232,804

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	$12,562	$22,012	$12,076
Other current liabilities	41,098	54,714	29,224

Total current liabilities	53,660	76,726	41,300

Other long-term liabilities	19,700	18,962	22,668
Long-term debt	190,551	190,849	8,308
Deferred income taxes	43,430	43,392	—

Commitments and contingencies (Note 6)

Other party interests in consolidated entities	1,296	1,176	1,004

Shareholders’ equity:
Preferred stock-Predecessor, $0.001 par value: Authorized - 2,000,000 shares; none issued	—	—	—
Common Stock – Predecessor, $0.001 par value: Authorized - 50,000,000 shares issued 20,444,825 shares and had 20,436,689 shares outstanding at July 30, 2005	—	—	20
Common stock – Successor, $0.01 par value 1,000 shares Authorized, one share issued and outstanding at July 1, 2006	—	—	—
Additional paid-in capital	245,310	249,145	66,761
Unearned stock compensation	—	—	(1,944)
Accumulated other comprehensive loss	192	143	(1,257)
Retained earnings	(5,192)	17,034	95,991
Treasury stock, at cost – Predecessor 8,136 shares at July 30, 2005		—	(47)

Total shareholders’ equity	240,310	266,322	159,524

Total liabilities and shareholders’ equity	$548,947	$597,427	$232,804

The accompanying notes are an integral part of these financial statements.

BROOKSTONE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands)

(Unaudited)

	Thirteen-weeks Ended		Twenty-six-weeks Ended
	Successor	Predecessor	Successor	Predecessor
	July 1, 2006	July 30, 2005	July 1, 2006	July 30, 2005
Net sales	$91,322	$87,521	$168,031	$164,308

Cost of sales	66,410	63,027	127,351	120,653

Gross profit	24,912	24,494	40,680	43,655

Selling, general and administrative expenses	31,120	28,468	61,478	57,480

Loss from continuing operations	(6,208)	(3,974)	(20,798)	(13,825)

Interest (income) expense, net	6,178	(87)	11,977	(103)

Loss before taxes, other party interests in consolidated entities and discontinued operations	(12,386)	(3,887)	(32,775)	(13,722)

Other party interests in consolidated entities	359	247	646	506

Loss before taxes and discontinued operations	(12,745)	(4,134)	(33,421)	(14,228)

Income tax benefit	(1,859)	(1,575)	(11,513)	(5,470)

Loss from before discontinued operations	(10,886)	(2,559)	(21,908)	(8,758)

Loss on discontinued operations, net of tax benefit of $37, $2,039, $173 and $2,442	(76)	(3,190)	(318)	(3,770)

Net loss	$(10,962)	$(5,749)	$(22,226)	$(12,528)

The accompanying notes are an integral part of these financial statements.

BROOKSTONE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Twenty-six Weeks Ended
	Successor	Predecessor
	July 1, 2006	July 30, 2005
Cash flows from operating activities:
Net loss	$(22,226)	$(12,528)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	7,083	7,021
Amortization of debt issuance costs	1,090	92
Amortization of revaluation of leases	(102)	—
Amortization of debt discount	154	—
Stock-based compensation expense	503	786
Other party interests in consolidated entities	646	506
Deferred income taxes, net	(11,757)	(8,354)
Related tax benefits on exercise of stock options	—	175
Change in other assets	1,013	(1,472)
Increase in other long-term liabilities	1,234	308
Impairment charge	—	3,740

Changes in working capital:
Accounts receivable, net	1,243	1,929
Merchandise inventories	1,940	(294)
Prepaid expenses	114	(1,362)
Accounts payable	(9,450)	(5,326)
Other current liabilities	(16,658)	(17,276)

Net cash used for operating activities	(45,173)	(32,055)

Cash flows from investing activities:
Expenditures for property and equipment, net	(4,928)	(7,251)

Net cash used for investing activities	(4,928)	(7,251)

Cash flows from financing activities:
Cash payments related to debt financing	(349)	—
Payments on long-term debt	(451)	(452)
Stock purchase	(1,520)	—
Capital contributions	225	—
Cash distributions by joint venture partners	(526)	(593)
Proceeds from exercise of stock options and employee stock purchase plan	—	759

Net cash used for financing activities	(2,621)	(286)

Net decrease in cash and cash equivalents	(52,722)	(39,592)

Cash and cash equivalents at beginning of period	76,326	86,205

Cash and cash equivalents at end of period	$23,604	$46,613

The accompanying notes are an integral part of these financial statements.

BROOKSTONE, INC.

Notes to Consolidated Financial Statements

1.	Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of Brookstone, Inc. (‘we”, “us” or the “Company”), these financial statements contain all adjustments (consisting of only normal recurring adjustments, except as specifically disclosed) necessary to present fairly the financial position, the results of operations, and the cash flows for the periods reported. The financial statements contained in this quarterly report include the estimated effects of purchase accounting related to the transaction described in Note 3 below. Certain information and footnote disclosures normally included in annual financial statements presented in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, for purposes of the interim financial statements. It is suggested that the accompanying unaudited consolidated financial statements be read in conjunction with the annual financial statements and notes thereto which may be found in the Company’s Fiscal 2005 annual report on Form 10-K, as posted on the Company’s website at www.brookstone.com.

In November 2005, the Company changed its fiscal year end from the Saturday nearest the last day in January to the Saturday nearest the last day in December. Results of operations for the second quarter of Fiscal 2006 are for the successor period of April 2, 2006 through July 1, 2006 and the results of operations for the second quarter of Fiscal 2005 are for the predecessor period of May 1, 2005 through July 30, 2005. Our presentations through the fourth quarter of 2006 will compare the new quarter end results with the historical results from the old quarter ends.

We did not recast our interim financial statements for Fiscal 2005 because it was not cost justifiable or practicable to compile such information.

The results of the twenty-six week period ended July 1, 2006 are not necessarily indicative of the results for the full fiscal year. The Company’s business, like the business of retailers in general, is subject to seasonal influences. Historically, the Company’s fourth fiscal quarter, which includes the winter holiday selling season, has produced a disproportionate amount of the Company’s net sales and substantially all of its income from operations. The Company expects that its business will continue to be subject to such seasonal influences.

Certain amounts in the financial statements of the prior period have been reclassified for comparative purposes.

2.	Discontinued Operations

On June 29, 2005, the Company announced its decision to sell its Gardeners Eden business and has reclassified those operations as discontinued operations in the consolidated statements of operations in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

3.	The Transaction

On April 15, 2005, certain entities formed by OSIM, J.W. Childs Associates, L.P. and certain of its affiliates, or JWC, and Temasek Capital (Private) Limited, or Temasek Capital, collectively, our Sponsors, entered into a merger agreement to acquire the Company and its subsidiaries. The merger agreement was amended as of July 15, 2005 to reduce the aggregate purchase price to approximately $433.3 million and the merger was consummated on October 4, 2005. Concurrently with the consummation of the transactions contemplated by the merger agreement, our Sponsors made an investment in OSIM Brookstone Holdings, L.P., or OBH LP, of approximately $240.0 million in cash, which investment has been evidenced by the issuance of common and preferred equity to OBH LP. In addition, certain members of our management invested approximately $9.1 million in the common equity of OBH LP, consisting of the reinvestment by them of a portion of the merger consideration they received in respect of their Brookstone, Inc. stock options and/or the investment of personal funds. In addition, certain members of our management received profit-sharing interests in OBH LP upon the closing of the merger and have been awarded profit-sharing interests in OBH LP under a newly established management equity incentive program. Concurrently with the consummation of the transactions contemplated by the merger agreement, we also entered into a new senior secured credit facility and consummated an unregistered offering of $185.0 million aggregate principal amount of 12.00% second lien senior secured notes due 2012. Upon consummation of the transactions on October 4, 2005, we became an indirect, wholly owned subsidiary of OBH LP.

The acquisition was accounted for under the purchase method of accounting and in accordance with SFAS No. 141, “Business Combinations”. The Company allocated the purchase price to the tangible and identifiable intangible assets and liabilities. Each was recorded at their respective fair values. The excess of cost over the fair value of the identifiable assets and liabilities was recorded to goodwill.

The following summarizes the opening balance sheet of Brookstone, Inc., which includes the preliminary application of purchase adjustments to record the acquisition of assets and liabilities at fair value at the acquisition date. The Company anticipates finalizing these adjustments, primarily liabilities relating to gift certificates by the completion of the Company’s fiscal 2006 third quarter.

(in thousands)
Total purchase price	$448,764
Cash and cash equivalents	30,734
Receivables, net	7,383
Merchandise inventories	99,702
Prepaid expense	6,582
Property and equipment, net	73,568
Intangible assets, net	132,500
Other assets	10,535

Total assets acquired	$361,004

Liabilities:
Current Liabilities:
Accounts payable	$22,138
Other current liabilities	30,059
Other long term liabilities	17,025
Long term debt	8,090
Deferred income tax, net	26,418
Other party interest in consolidated entities	963

Total liabilities assumed	104,693

Net Assets Acquired	256,311

Excess purchase price over the fair value of net assets acquired	$192,453

4.	Comprehensive Income (Loss)

Accumulated other comprehensive loss consists of the Company’s unrealized gain on its cash flow hedge related to the Company’s debt. Total comprehensive loss for the thirteen and twenty-six week periods ended July 1, 2006 and July 30, 2005 are presented below (in thousands):

	Thirteen-weeks		Twenty-six weeks
	Successor	Predecessor	Successor	Predecessor
	July 1, 2006	July 30, 2005	July 1, 2006	July 30, 2005
Net loss	$(10,962)	$(5,749)	$(22,226)	$(12,528)

Other comprehensive income:
Unrealized gain on cash flow hedge (net of tax of $33, $12, $38 and $28, respectively)	42	20	49	44

Total comprehensive loss	$(10,920)	$(5,729)	$(22,177)	$(12,484)

5.	Shareholders Equity

In June 2006, the Company entered into a Separation agreement with Mr. Michael F. Anthony former President and Chief Executive Officer of the Company. Under the terms of the agreement, the parent company of Brookstone, Inc., OBH LP exercised its right to repurchase Mr. Anthony’s limited partnership interests in OBH LP for $4.6 million. Payment is in three equal installments with the first in June 2006 and then January 2, 2007 and July 2, 2007. The repurchase will be funded by Brookstone Inc. through a return of capital to its direct parent, Brookstone Holdings Corp., which paid the $1.5 million installment to Mr. Anthony in June. The remaining $3.1 million has been included in “other current liabilities” in the accompanying balance sheet as of July 1, 2006.

Stock-Based Compensation - In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R), which requires the measurement of all share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in the Company’s consolidated statement of operations. The accounting provisions of SFAS No. 123R are effective for fiscal years beginning after June 15, 2005. The Company adopted SFAS No. 123R effective January 1, 2006 under the “modified prospective” method of adoption whereby earnings for prior periods will not be restated as though stock-based compensation has been expensed, rather than the “modified retrospective” method of adoption, which would entail restatement of previously published earnings.

In November 2005, certain members of the Company’s management received Class B limited partnership interests in OBH LP. These interests are restricted awards that vest either ratably over five years or require certain financial returns be met. Management has determined that these awards should be accounted for under push down accounting and has estimated the fair value of each award on the date of grant using Black-Scholes option-pricing model. During the thirteen and twenty-six week periods ended July 1, 2006 the Company expensed $189 thousand and $503 thousand related to these interests classified in Selling, General and Administrative Expenses. This compensation charge was calculated using the Black-Scholes model with the following assumptions:

Successor
Expected stock price volatility	53.0%
Risk-free interest rate	4.2%
Expected life of options	5 years
Dividend yield	—

The predecessor company had stock option plans in effect that provided for the issuance of non-qualified and incentive stock options. Stock options were historically granted at or above the market price at the date of the grant. The predecessor company also issued restricted and deferred stock awards under its stock option plans. The value of the restricted and deferred shares in excess of cost was charged to income ratably over the period during which the awards vested. The unearned compensation related to these awards was included as a component of shareholders’ equity.

The following table details the effect on net income if compensation expense for the stock based award had been recorded in Fiscal 2005 based on the fair value method.

	Predecessor
	Thirteen-weeks ended July 30, 2005	Twenty-six weeks ended July 30, 2005
Net loss – as reported	$(5,749)	$(12,528)
Deduct: Stock-based employee compensation expense determined under fair value based method, net of related tax effects	(288)	(755)
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	169	481

Net loss – pro forma	$(5,868)	$(12,802)

The above pro forma stock-based compensation was calculated using the Black-Scholes model with assumptions consistent with those used by the Predecessor Company in fiscal year 2005.

6.	Contingencies

On September 15, 2004, a putative class action was commenced against us in the California Superior Court in Los Angeles County. The complaint, as amended, alleges, among other things, that we engaged in unfair business practices under California’s Unfair Competition Laws by selling certain air purifiers that failed to perform as intended. On May 4, 2006, the Superior Court issued a decision certifying that the action may be brought on a class-wide basis. On July 21, 2006, we filed a motion to de-certify the class based on a recent appellate decision that was issued. A trial is scheduled for March 5, 2007. We believe this lawsuit is without merit and intend to defend ourselves vigorously.

On June 23, 2005, we were served with a lawsuit in the United States District Court for the Southern District of Alabama (Southern Division) as a class action on behalf of all consumers who purchased a certain air purifier from us alleging, among other things, that such products fail to perform the purposes for which they are advertised and sold and seeking unspecified damages. The class has not been certified. We believe this lawsuit is without merit and intend to defend ourselves vigorously.

The Company, in March of 2006, initiated a voluntary recall of one of its products in conjunction with the Consumer Product Safety Commission. The Company has been providing a product with comparable features in exchange for the recalled product. The Company does not believe the cost of this exchange to be material.

We are also involved in various legal proceedings incidental to the conduct of our business. We do not believe that any of these legal proceedings will have a material adverse effect on our financial condition, results of operations, or cash flows.

7.	Segment Information

Business conducted by the Company is segmented into two distinct areas determined by the method of distribution channel. The retail segment is comprised of all full-year stores in addition to all temporary stores and kiosks. Retail product distribution is conducted directly through the store location. The direct marketing segment is comprised of two catalog titles (Hard-to-Find Tools and Brookstone Catalog), the Internet site

www.Brookstone.com and sales to corporate customers. Direct marketing product distribution is conducted through the Company’s direct marketing customer sales and contact center, through its distribution facility located in Mexico, Missouri and by its vendors. Both segments of the Company sell similar products, although not all Company products are fully available within both segments.

All costs directly attributable to the direct marketing segment are so charged while all remaining operating costs are charged to the retail segment. The Company’s management does not review assets by segment and it is impracticable for the Company to report revenues by product or similar group products.

The tables below disclose segment net sales and pre-tax loss for the thirteen and twenty-six week periods ended July 1, 2006 and July 30, 2005 (in thousands).

Thirteen-weeks:
	Net Sales		Income (Loss) Before Taxes and Discontinued Operations
	Successor	Predecessor	Successor	Predecessor
	July 1, 2006	July 30, 2005	July 1, 2006	July 30, 2005
Reportable segment:
Retail	$74,521	$74,445	$(8,374)	$(5,102)
Direct Marketing	16,801	13,076	1,807	881

Reconciling items:
Interest expense	—	—	(6,526)	(391)
Interest income	—	—	348	478

Consolidated:	$91,322	$87,521	$(12,745)	$(4,134)

Twenty-six weeks:
	Net Sales		Income (Loss) Before Taxes and Discontinued Operations
	July 1, 2006	July 30, 2005	July 1, 2006	July 30, 2005
Reportable segment:
Retail	$138,549	$140,291	$(23,365)	$(15,762)
Direct Marketing	29,482	24,017	1,921	1,431

Reconciling items:
Interest expense	—	—	(12,970)	(836)
Interest income	—	—	993	939

Consolidated:	$168,031	$164,308	$(33,421)	$(14,228)

8.	Joint Ventures

Two airport stores in Dallas Fort Worth, two airport stores in Las Vegas, two airport stores in Chicago and four airport stores in Atlanta operate under separate joint venture arrangements with respect to each city. The Company has a 65% ownership interest in the Dallas Fort Worth venture, an 80% ownership interest in the Las Vegas venture, a 70% ownership interest in the Chicago venture and a 49% ownership interest in the Atlanta venture. The Dallas Fort Worth, Las Vegas and Chicago ventures have been consolidated since inception (Fiscal 2005 for the Dallas Fort Worth venture, Fiscal 2003 for the Las Vegas venture and Fiscal 2001 for the Chicago venture) based on the Company’s ownership of the majority voting interests. Prior to Fiscal 2004, other party interests, consisting of the Chicago and Las Vegas partners’ interests, were included in Selling, General and Administrative Expenses due to immateriality.

Under the requirements of the Financial Accounting Standards Board’s Interpretation No. 46(R) (“FIN 46(R)”), variable interest entities are required to be consolidated if the total equity investment at risk is not sufficient to permit the entity to finance its activities without financial support or the equity investors lack certain specified characteristics of a controlling financial interest. The Company reviewed the requirements of FIN 46(R) and determined that the Atlanta joint venture qualifies as a Variable Interest Entity (“VIE”) as of its inception date in Fiscal 2001 and that the Company is the primary beneficiary of the VIE.

9.	Post-Retirement Pension and Medical Benefit Plans

The Company contributed more than the minimum required amount for the past year to the pension plan. The Company is required to contribute approximately $100,000 in Fiscal 2006. In addition, in Fiscal 2006, the Company intends to contribute approximately $500,000 to maintain a funded status that is more than the minimal required level under ERISA.

The components of net periodic pension cost were as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 1, 2006	July 30, 2005	July 1, 2006	July 30, 2005
Service cost	$31,000	$31,000	$62,000	$62,000
Interest cost	78,000	77,000	156,000	154,000
Expected return on plan assets	(77,000)	(75,000)	(154,000)	(150,000)
Amortization of prior service cost	—	—	—	—
Recognized net actuarial loss	—	31,000	—	62,000

Net periodic benefit cost	$32,000	$64,000	$64,000	$128,000

The components of the net periodic post-retirement medical benefits cost were:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 1, 2006	July 30, 2005	July 1, 2006	July 30, 2005
Service cost	$4,000	$5,000	$8,000	$10,000
Interest cost	15,000	17,000	30,000	34,000
Amortization of prior service cost	—	(15,000)	—	(30,000)
Recognized net actuarial gain	—	(1,000)	—	(2,000)

Net periodic benefit cost	$19,000	$6,000	$38,000	$12,000

10.	Debt

In connection with the transaction, the Company issued $185.0 million aggregate principle amount of 12.0% Second Lien Senior Secured Notes due October 15, 2012. These notes bear interest at 12% per annum payable in semi-annual installments on April and October of each year commencing April 15, 2006.

In addition, the senior secured credit facility entered into by the Company concurrently with the closing of the transactions provides for loans in an aggregate amount of up to $100.0 million (subject to a borrowing base limitation) and includes a letter of credit subfacility, a swingline subfacility and a stretch loan subfacility providing for increased advance rates on the borrowing base assets.

Lastly, the Company has a real estate loan on its headquarters facility and has a capital lease obligation on its Mexico, Missouri distribution center.

As of December 31, 2005 and July 1, 2006, the Company was in compliance with all related debt covenants.

11.	Recent Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109”, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 will be effective for fiscal years beginning after December 15, 2006. The Company has not yet completed its evaluation of the impact of adoption on the Company’s financial position or results of operations.

12.	Condensed Consolidating Financial Information

The following condensed consolidating financial information presents (1) Brookstone, Inc., the parent and a guarantor of the 12% Second Lien Senior Secured notes due 2012 (the “notes”), (2) Brookstone Company, Inc., the issuer of the notes, (3) Brookstone, Inc.’s guarantor subsidiaries of the notes (all of which are wholly-owned subsidiaries of Brookstone, Inc.) and (4) Brookstone, Inc.’s non-guarantor, non-wholly owned subsidiaries. Separate financial statements of the parent and guarantor subsidiaries are not presented because they are jointly, severally, fully and unconditionally liable under the guarantees. The investments in subsidiaries are accounted for under the equity basis of accounting.

Included in other expenses are revenues and expenses from management and royalty agreements among Brookstone, Inc. and its subsidiaries, which are eliminated in consolidation.

Financial information for the predecessor periods, prior to the issuance of the notes, present Brookstone, Inc., Brookstone Company, Inc. and its subsidiaries as if the guarantor agreements existed during such periods.

Brookstone, Inc.

Predecessor Condensed Consolidating Balance Sheet

July 30, 2005

(In thousands)

(Unaudited)

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$46,336	$272	$5	$—	$46,613
Receivables, net	—	3,215	3,093	1,615	—	7,923
Merchandise inventories	—	18,768	58,054	144	(1,087)	75,879
Deferred income taxes, net	—	5,097	7,174	—	—	12,271
Prepaid expenses	—	2,522	4,793	—	—	7,315

Total current assets	—	75,938	73,386	1,764	(1,087)	150,001

Deferred income taxes, net	—	5,228	—	—	—	5,228
Property, plant and equipment, net	—	17,538	55,758	1,066	—	74,362
Other assets	159,525	113,961	6,864	—	(277,137)	3,213

Total assets	$159,525	$212,665	$136,008	$2,830	$(278,224)	$232,804

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$—	$8,773	$3,303	$—	$—	$12,076
Other current liabilities	—	21,179	8,045	—	—	29,224

Total current liabilities	—	29,952	11,348	—	—	41,300

Other long-term liabilities	—	16,721	68,270	—	(62,320)	22,668
Long-term debt	—	6,467	1,841	—	—	8,308

Other party interests in consolidated entities	—	—	—	—	1,004	1,004
Total shareholders’ equity	159,525	159,525	54,549	2,830	(216,905)	159,524

Total liabilities and shareholders’ equity	$159,525	$212,665	$136,008	$2,830	$(278,224)	$232,804

Brookstone, Inc.

Successor Condensed Consolidating Balance Sheet

July 1, 2006

(In thousands)

(Unaudited)

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$23,191	$407	$6	$—	$23,604
Receivables, net	—	4,378	3,205	2,325	(245)	9,663
Merchandise inventories	—	15,013	58,609	192	(38)	73,776
Deferred income taxes, net	—	3,831	12,873	—	—	16,704
Prepaid expenses	—	1,810	7,193	—	—	9,003

Total current assets	—	48,223	82,287	2,523	(283)	132,750

Property, plant and equipment, net	—	18,895	54,344	1,392	—	74,631
Intangible assets, net	—	131,813	—	—	—	131,813
Goodwill	—	192,453	—	—	—	192,453
Other assets	240,311	135,850	4,249	—	(363,110)	17,300

Total assets	$240,311	$527,234	$140,880	$3,915	$(363,393)	$548,947

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$—	$12,562	$—	$—	$—	$12,562
Other current liabilities	—	30,884	10,213	246	(245)	41,098

Total current liabilities	—	43,446	10,213	246	(245)	53,660

Other long-term liabilities	—	8,499	80,497	—	(69,296)	19,700
Long-term debt	—	188,806	1,745	—	—	190,551
Long-term tax liability	—	46,172	(2,742)	—	—	43,430
Other party interests in consolidated entities	—	—	—	—	1,296	1,296
Total shareholders’ equity	240,311	240,311	51,167	3,669	(295,148)	240,310

Total liabilities and shareholders’ equity	$240,311	$527,234	$140,880	$3,915	$(363,393)	$548,947

Brookstone, Inc.

Successor Condensed Consolidating Balance Sheet

December 31, 2005

(In thousands)

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$75,926	$394	$6	$—	$76,326
Receivables, net	—	3,242	6,014	1,895	(245)	10,906
Merchandise inventories	—	3,817	71,733	152	14	75,716
Deferred income taxes, net	—	1,119	3,828	—	—	4,947
Prepaid expenses	—	4,235	4,882	—	—	9,117

Total current assets	—	88,339	86,851	2,053	(231)	177,012

Deferred income taxes, net Property, plant and equipment, net	—	19,211	55,494	1,623	—	76,328
Intangible assets, net	—	132,271	—	—	—	132,271
Goodwill	—	192,453	—	—	—	192,453
Other assets	266,322	131,332	55,824	—	(434,115)	19,363

Total assets	$266,322	$563,606	$198,169	$3,676	$(434,346)	$597,427

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$—	$22,012	$—	$—	$—	$22,012
Other current liabilities	—	32,828	21,887	244	(245)	54,714

Total current liabilities	—	54,840	21,887	244	(245)	76,726

Other long-term liabilities	—	7,259	109,838	—	(98,135)	18,962
Long-term debt	—	189,051	1,798	—	—	190,849
Long term tax liability	—	46,134	(2,742)	—	—	43,392
Commitments and contingencies Other party interests in consolidated entities	—	—	—	—	1,176	1,176
Total shareholders’ equity	266,322	266,322	67,388	3,432	(337,142)	266,322

Total liabilities and shareholders’ equity	$266,322	$563,606	$198,169	$3,676	$(434,346)	$597,427

Brookstone, Inc.

Predecessor Condensed Consolidating Statement of Operations

For the thirteen-weeks ended July 30, 2005

(Unaudited)

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$12,719	$73,836	$2,777	$(1,811)	$87,521
Cost of sales	—	11,327	52,071	1,440	(1,811)	63,027

Gross profit	—	1,392	21,765	1,337	—	24,494
Selling, general and administrative expenses	—	6,276	21,490	702	—	28,468
Other expenses (income)	—	(4,562)	4,562	—	—	—

Income (loss) from continuing operations	—	(322)	(4,287)	635	—	(3,974)
Interest expense, net	—	(188)	99	2	—	(87)

Income (loss) before taxes, other party interests in consolidated entities and discontinued operations	—	(134)	(4,386)	633	—	(3,887)
Other party interests in consolidated entities	—	—	—	—	247	247

Income (loss) before taxes and discontinued operations	—	(134)	(4,386)	633	(247)	(4,134)
Income tax benefit	—	(52)	(1,523)	—	—	(1,575)

Income (loss) from continuing operations before equity income	—	(82)	(2,863)	633	(247)	(2,559)
Equity income in subsidiaries, net of tax	(5,749)	(5,667)	386	—	11,030	—

Income (loss) from continuing operations	(5,749)	(5,749)	(2,477)	633	10,783	(2,559)
Loss on discontinued operations, net of tax	—	—	(3,190)	—	—	(3,190)

Net income (loss)	$(5,749)	$(5,749)	$(5,667)	$633	$10,783	$(5,749)

Brookstone, Inc.

Predecessor Condensed Consolidating Statement of Operations

For the twenty-six weeks ended July 30, 2005

(In thousands)

(Unaudited)

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$23,780	$138,384	$5,530	$(3,386)	$164,308
Cost of sales	—	22,126	99,072	2,841	(3,386)	120,653

Gross profit	—	1,654	39,312	2,689	—	43,655
Selling, general and administrative expenses	—	14,176	41,919	1,385	—	57,480
Other expenses (income)	—	(10,420)	10,420	—	—	—

Income (loss) from continuing operations	—	(2,102)	(13,027)	1,304	—	(13,825)
Interest expense, net	—	(329)	221	5	—	(103)

Income (loss) before taxes, other party interests in consolidated entities and discontinued operations	—	(1,773)	(13,248)	1,299	—	(13,722)
Other party interests in consolidated entities	—	—	—	—	506	506

Income (loss) before taxes and discontinued operations	—	(1,773)	(13,248)	1,299	(506)	(14,228)
Income tax benefit	—	(738)	(4,732)	—	—	(5,470)

Income (loss) from continuing operations before equity income	—	(1,035)	(8,516)	1,299	(506)	(8,758)
Equity income in subsidiaries, net of tax	(12,528)	(11,493)	793	—	22,228	—

Income (loss) from continuing operations	(12,528)	(12,528)	(7,723)	1,299	22,722	(8,758)
Income (loss) on discontinued operations, net of tax benefit	—	—	(3,770)	—	—	(3,770)

Net income (loss)	$(12,528)	$(12,528)	$(11,493)	$1,299	$22,722	$(12,528)

Brookstone, Inc.

Successor Condensed Consolidating Statement of Operations

For the thirteen-weeks ended July 1, 2006

(In thousands)

(Unaudited)

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$12,455	$74,983	$3,987	$(103)	$91,322
Cost of sales	—	8,782	55,736	1,995	(103)	66,410

Gross profit	—	3,673	19,247	1,992	—	24,912
Selling, general and administrative expenses	—	5,130	24,936	1,054	—	31,120
Other expenses (income)	—	(3,659)	3,659	—	—	—

Income (loss) from continuing operations	—	2,201	(9,348)	938	—	(6,208)
Interest expense, net	—	6,071	105	2	—	6,178

Income (loss) before taxes, other party interests in consolidated entities and discontinued operations	—	(3,869)	(9,453)	936	—	(12,386)
Other party interests in consolidated entities	—	—	—	—	359	359

Income (loss) before taxes and discontinued operations	—	(3,869)	(9,453)	936	(359)	(12,745)
Income tax provision	—	(1,277)	(582)	—	—	(1,859)

Income (loss) from continuing operations before equity income	—	(2,592)	(8,871)	936	(359)	(10,886)
Equity income in subsidiaries, net of tax	(10,962)	(8,370)	577	—	18,755	—

Income (loss) from continuing operations	(10,962)	(10,962)	(8,294)	936	18,396	(10,886)
Income (loss) on discontinued operations, net of tax benefit	—	—	(76)	—	—	(76)

Net income (loss)	$(10,962)	$(10,962)	$(8,370)	$936	$18,396	$(10,962)

Brookstone, Inc.

Successor Condensed Consolidating Statement of Operations

For the twenty-six weeks ended July 1, 2006

(In thousands)

(Unaudited)

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$22,826	$137,528	$7,209	$468	$168,031
Cost of sales	—	15,632	107,639	3,612	468	127,351

Gross profit	—	7,194	29,889	3,597	—	40,680
Selling, general and administrative expenses	—	11,474	48,104	1,900	—	61,478
Other expenses (income)	—	(8,134)	8,134	—	—	—

Income (loss) from continuing operations	—	3,854	(26,349)	1,697	—	(20,798)
Interest expense, net	—	11,733	239	5	—	11,977

Income (loss) before taxes, other party interests in consolidated entities and discontinued operations	—	(7,879)	(26,588)	1,692	—	(32,775)
Other party interests in consolidated entities	—	—	—	—	(646)	(646)

Income (loss) before taxes and discontinued operations	—	(7,879)	(26,588)	1,692	(646)	(33,421)
Income tax provision	—	(2,712)	(8,801)	—	—	(11,513)

Income (loss) from continuing operations before equity income	—	(5,167)	(17,787)	1,692	(646)	(21,908)
Equity income in subsidiaries, net of tax	(22,226)	(17,059)	1,046	—	38,239	—

Income (loss) from continuing operations	(22,226)	(22,226)	(16,741)	1,692	37,593	(21,908)
Income (loss) on discontinued operations, net of tax benefit	—	—	(318)	—	—	(318)

Net income (loss)	$(22,226)	$(22,226)	$(17,059)	$1,692	$37,593	$(22,226)

Brookstone, Inc.

Predecessor Condensed Consolidating Statement of Cash Flows

For the twenty-six weeks ended July 30, 2005

(In thousands)

(Unaudited)

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$(12,528)	$(12,528)	$(11,493)	$1,299	$22,722	$(12,528)

Adjustments to reconcile net income (loss) to net cash (used for) provided by operating activities
Depreciation and amortization	—	1,412	5,450	159	—	7,021
Amortization of debt issuance costs	—	92	—	—	—	92
Stock-based compensation expense	—	786	—	—	—	786
Impairment charge	—	—	3,740	—	—	3,740
Other party interests in consolidated entities	—	—	—	—	506	506
Deferred income taxes	—	(7,041)	(1,313)	—	—	(8,354)
Related tax benefits on exercise of stock options	—	175	—	—	—	175
Equity income in subsidiary	12,528	11,493	(793)	—	(23,228)	—
Decrease (increase) in other assets	—	(2,583)	9,769	—	(8,658)	(1,472)
Decrease (increase) in other long-term liabilities	—	377	(7,822)	—	7,753	308
Changes in working capital:
Accounts receivable, net	—	22	1,740	178	(11)	1,929
Merchandise inventories	—	(6,873)	6,745	(3)	(163)	(294)
Prepaid expenses	—	(969)	(393)	—	—	(1,362)
Accounts payable	—	(8,629)	3,303	—	—	(5,326)
Other current liabilities	—	(14,714)	(2,563)	(8)	9	(17,276)

Net cash provided by (used for) operating activities	—	(38,980)	6,370	1,625	(1,070)	(32,055)
Cash flows from investing activities:
Expenditures for property, plant and equipment	—	(960)	(6,330)	39	—	(7,251)

Net cash (used for) provided by investing activities	—	(960)	(6,330)	39	—	(7,251)
Cash flows from financing activities:
Payments on long-term debt	—	(400)	(52)	—	—	(452)
Cash distributions to joint venture partners	—	—	—	(1,663)	1,663	—
Capital distribution to joint venture partners	—	—	—	—	(593)	(593)
Proceeds from exercise of stock options	—	759	—	—	—	759

Net cash provided by (used for) financing activities	—	359	(52)	(1,663)	1,070	(286)

Net increase in cash and cash equivalents	—	(39,581)	(12)	1	—	(39,592)
Cash and cash equivalents at beginning of period	—	85,917	284	4	—	86,205

Cash and cash equivalents at end of period	$—	$46,336	$272	$5	$—	$46,613

Brookstone, Inc.

Successor Condensed Consolidating Statement of Cash Flows

For the twenty-six weeks ended July 1, 2006

(In thousands)

(Unaudited)

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$(22,226)	$(22,226)	$(17,059)	$1,692	$37,593	$(22,226)

Adjustments to reconcile net income (loss) to net cash used for operating activities
Depreciation and amortization	—	1,794	5,058	231	—	7,083
Amortization of revaluation of leases	—	—	(102)	—	—	(102)
Amortization of debt discount	—	154	—	—	—	154
Amortization of debt issuance cost	—	1,090	—	—	—	1,090
Stock-based compensation expense	—	503	—	—	—	503
Other party interests in consolidated entities	—	—	—	—	646	646
Deferred income taxes	—	(2,712)	(9,045)	—	—	(11,757)
Equity income in subsidiary	22,226	17,059	(1,046)	—	(38,239)	—
Decrease (increase) in other assets	—	(22,229)	53,062	(930)	(28,890)	1,013
Decrease (increase) in other long-term liabilities	—	1,240	(28,846)	—	28,840	1,234
Changes in working capital:
Accounts receivable, net	—	(1,136)	2,809	(430)	—	1,243
Merchandise inventories	—	(11,196)	13,125	(39)	50	1,940
Prepaid expenses	—	2,425	(2,311)	—	—	114
Accounts payable	—	(9,450)	—	—	—	(9,450)
Other current liabilities	—	(4,987)	(11,673)	2	—	(16,658)

Net cash provided by (used for) operating activities	—	(49,671)	3,972	526	—	(45,173)
Cash flows from investing activities:
Expenditures for property, plant and equipment	—	(1,020)	(3,908)	—	—	(4,928)

Net cash used for investing activities	—	(1,020)	(3,908)	—	—	(4,928)
Cash flows from financing activities:
Cash payment related to debt financing	—	(349)	—	—	—	(349)
Payments on long-term debt	—	(400)	(51)	—	—	(451)
Stock purchase	—	(1,520)	—	—	—	(1,520)
Capital contribution	—	225	—	—	—	225
Cash distributions to joint venture partners	—	—	—	(526)	—	(526)

Net cash provided by (used for) financing activities	—	(2,044)	(51)	(526)	—	(2,621)

Net increase in cash and cash equivalents	—	(52,735)	13	—	—	(52,722)
Cash and cash equivalents at beginning of period	—	75,926	394	6	—	76,326

Cash and cash equivalents at end of period	$—	$23,191	$407	$6	$—	$23,604

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

Founded in 1965, we are a leading nationwide specialty retailer and product development company. Our strategy is to develop unique, innovative, Brookstone-branded products and offer them to customers via our proprietary distribution channels, which consist of our retail stores, our internet website and our catalogs. Our products are intended to make some aspect of our customer’s life easier, better, more enjoyable or more fun, qualities that we believe make our products particularly well suited for gift giving. Our portfolio is composed of the Brookstone and Hard-to-Find Tools brands. The Brookstone brand includes products in four main categories: home and office, travel and auto, outdoor living and health and fitness, and it consists of approximately 950 stock-keeping units, or SKUs. Approximately half of Brookstone products are priced at $40.00 or less, although items in our stores range in price from less than $5.00 to approximately $4,300.00. The Hard-to-Find Tools brand, which operates primarily through catalogs and the internet, features products that offer innovative solutions to common problems and tasks around the home and garden.

Acquisition

Brookstone, Inc. was acquired on October 4, 2005 through a merger transaction with Brookstone Acquisition Corp., a Delaware corporation formed by OSIM International Ltd and affiliates of J.W. Childs Equity Partners III, L.P. and Temasek Capital (Private) Limited (collectively, the “Sponsors”). The acquisition was accomplished through the merger of Brookstone Acquisition Corp. with and into Brookstone, Inc., with Brookstone, Inc. as the surviving corporation of the merger (the “Transaction”) pursuant to an Agreement and Plan of Merger, dated as of April 15, 2005, and amended as of July 15, 2005, among the Company, Brookstone Holdings Corp. and Brookstone Acquisition Corp. As a result of the Transaction, the Company became a privately-held wholly owned subsidiary of OSIM Brookstone Holdings, L.P., the general partner of which is OSIM Brookstone Holdings, Inc.

Sale of Gardeners Eden

On June 29, 2005, the Company announced its plans to sell its Gardeners Eden business which consisted of five Gardeners Eden stores, one catalog title, Gardeners Eden and its internet site www.Gardenerseden.com. As a result, in the second quarter of Fiscal 2005, the Company began reflecting the results of operations from the Gardeners Eden business as a discontinued operation. For the thirteen-week periods ended July 1, 2006 and July 30, 2005, Gardeners Eden operations resulted in a net loss of $76 thousand (net of tax benefit of $37 thousand) and $3.2 million (net of tax benefit of $2.0 million), respectively. For the twenty-six week periods ended July 1, 2006 and July 30, 2005, Gardeners Eden operations resulted in a net loss of $318 thousand (net of tax benefit of $173 thousand) and $3.8 million (net of tax benefit of $2.4 million), respectively. The following Management’s Discussion and Analysis of Results of Operations exclude the discontinued operations of Gardener’s Eden.

Change in Fiscal Year

In November 2005, the Company changed its fiscal year end from the Saturday nearest the last day in January to the Saturday nearest the last day in December. As a result of the change, the second quarter Fiscal 2006 results are for the thirteen-week period from April 2, 2006 through July 1, 2006 as compared to the second quarter Fiscal 2005 results for the thirteen-week period from May 1, 2005 through July 30, 2005 and for the twenty-six week period of January 1, 2006 through July 1, 2006 compared to January 31, 2005 through July 30, 2005.

We did not recast our interim financial statements for Fiscal 2005 because it was not cost justifiable or practicable to compile such information.

Overview

Net sales for the thirteen-week period ended July 1, 2006 were $91.3 million, an increase of 4.3% compared to the second fiscal quarter of 2005. When compared to the same thirteen-week period in 2005 (April 3, 2005 through July 2, 2005), total sales were approximately flat and same store sales increased 1.0%. The Company experienced increase performances in the Massage, Audio, Stationary, Travel and Kitchen categories offset by decreases in the Games, Bedding, Garden and Wine categories. While the Company introduces new and updated products in many of its categories as part of its merchandising strategy, there can be no assurance that any such products in these categories will achieve the popularity of existing products or sell at planned levels, which failure could continue to affect our results. In addition, there can be no guarantee that existing products will sell at historical or planned levels, which failure could affect our results.

The Company has provided below a statistical summary of its operating results. We have incorporated information into the discussion below because we believe it will assist the reader in understanding the Company’s results of operation on a comparative basis and in recognizing underlying trends.

	Thirteen-weeks ended		Twenty-six weeks ended
	Successor	Predecessor	Successor	Predecessor
	July 1, 2006	July 30, 2005	July 1, 2006	July 30, 2005
Revenues, net
Retail segment	81.6%	85.1%	82.5%	85.4%
Direct segment	18.4	14.9	17.5	14.6

Total revenues	100.0	100.0	100.0	100.0

Cost and expenses:
Cost of sales	72.7	72.0	75.8	73.4
Selling, general and administrative expenses	34.1	32.5	36.6	35.0

Loss from continuing operations	(6.8)	(4.5)	(12.4)	(8.4)

Interest expense, net	6.8	(0.1)	7.1	(0.1)

Loss before taxes and other party interests in consolidated entities and discontinued operations	(13.6)	(4.4)	(19.5)	(8.4)
Other party interests in consolidated entities	0.4	0.3	0.4	0.3

Loss before taxes and discontinued operations	(14.0)	(4.7)	(19.9)	(8.7)

Income tax benefit	(2.0)	(1.8)	(6.9)	(3.3)
Loss on discontinued operations, net of tax	(0.1)	(3.6)	(0.2)	(2.3)

Net loss	(12.0)%	(6.6)%	(13.2)%	(7.6)%

Results of Operations

For the thirteen-week period ended July 1, 2006, net sales increased 4.3% as compared to the second fiscal quarter of 2005. Net sales in the retail segment for the thirteen-week period decreased slightly ($76 thousand) to $74.5 million as compared to $75.4 million for the second quarter last year. The change was primarily comprised of a decrease in same store sales ($600 thousand) versus the second quarter in 2005 which was driven by decreases in the Games, Bedding, Garden and Wine categories offset by increases in the Massage, Audio, Stationary, Travel and Kitchen categories. In addition, revenue during the thirteen-week period ended July 1, 2006 was impacted by increases to reserves ($2.4 million) for returns from customers offset by increased revenue from customers for shipping and handling ($50 thousand), increased revenues generated from the opening of 23 new stores ($4.2 million) and decreased revenue resulting from six store closings ($1.0 million) subsequent to the second quarter of Fiscal 2005. For the twenty-six week period ended July 1, 2006, net sales in the retail segment decreased 1.3%, or $1.7 million, to $138.5 million. This change was comprised of a decrease in same stores of 6.4%, or $8.6 million, driven by decreases in the Games, Bedding, Garden and Wine categories offset by increase performances in the

Massage, Audio, Stationary, Travel and Kitchen categories. Further contributing to the decrease was an increase in reserves for returns from customers ($1.0 million) and a decrease in revenues ($100 thousand) from customers for shipping and handling. Offsetting these decreases were additional revenues from the opening of 23 new stores ($7.5 million) (partially offset by six store closings $1.5 million) subsequent to the second quarter of Fiscal 2005. The total number of Brookstone stores open on July 1, 2006 was 307 versus 290 on July 30, 2005.

For the thirteen-week period ended July 1, 2006 direct marketing sales increased 28.5% to $16.8 million as compared to the second quarter of 2005, primarily driven by increased internet sales. The increase includes an increase of $600 thousand generated from revenues from customers for shipping and handling. For the twenty-six week period ended July 1, 2006 direct marketing sales increased 22.8% to $29.5 million as compared to the twenty-six week period of fiscal 2005.

For the thirteen-week period ended July 1, 2006, gross profit as a percentage of net sales decreased 0.7% to 27.3% versus 28.0% for the second quarter of 2005. This decrease is a result of an increase in occupancy costs of 0.7%, an increase of 0.3% in order postage expense (costs associated with the delivery of products to customers) offset by an increase in product margins of 0.3%. For the twenty-six week period ended July 1, 2006, gross profit as a percentage of net sales decreased 2.4% to 24.2% versus 26.6% for the twenty-six week period in Fiscal 2005. This decrease is comprised of an increase in occupancy costs of 1.5% and a decrease in product margins of 0.9%. Occupancy costs as a percentage of net sales increased in the second quarter and for the twenty-six week period of Fiscal 2006 primarily as a result of the same store sales decrease. The increases in product margins for the quarter resulted primarily from decreased markdowns in the period, while the year-to-date decrease is the result of increased markdowns.

For the thirteen-week period ended July 1, 2006, selling, general and administrative expenses as a percentage of net sales increased 1.6% to 34.1% versus 32.5% for the second quarter of Fiscal 2005 primarily as a result of increased payroll costs as a percentage of sales of 0.7% and increase advertising as a percentage of sales of 0.8%. For the twenty-six week period ended July 1, 2006, selling, general and administrative expenses as a percentage of net sales increased 1.6% as compared to the twenty-six week period ended July 30, 2005. This increase is comprised principally of increases in payroll (1.4%) and advertising (0.5%) expenses. The payroll increase in both periods was driven by the decrease in same store sales experienced and the advertising expense increase is related to increased catalog circulation in the direct marketing segment.

Net interest expense for the thirteen-week period ended July 1, 2006 was $6.2 million, compared to net interest income of $87 thousand for the first quarter of Fiscal 2005. For the twenty-six week period ended July 1, 2006 net interest expense was $12.0 million as compared to net interest income of $103 thousand for the twenty-six week period in Fiscal 2005. The increase resulted primarily from interest expense associated with the issuance of the senior secured 12% notes.

In the second quarter of Fiscal 2006, the Company recorded an income tax benefit on continuing operations of $1.9 million, or 2.0% of net sales, as compared to an income tax benefit on continuing operations of $1.6 million, or 1.8% of net sales, in the second quarter of Fiscal 2005. For the twenty-six week period the Company recorded an income tax benefit on continuing operations of $11.5 million or 6.9% in Fiscal 2006 compared to an income tax benefit on continuing operations of $5.5 million in Fiscal 2005. For the second quarter in Fiscal 2006, the tax rate on continuing operations was 14.6% of loss before income taxes based upon calculation of the discrete tax rate for the twenty-six week period ended July 1, 2006. For the second quarter of Fiscal 2005, the tax rate on continuing operations was 38.1% of loss before income taxes, based upon the estimated annual effective tax rate for Fiscal 2005. For the twenty-six week period the tax rate on continuing operations was 34.4% and 38.4% in Fiscal 2006 and Fiscal 2005, respectively, based upon the methodologies described for the quarters. The decline in the effective tax rate for the current period from the prior year is related to the impact on the second quarter resulting from the use of the discrete period method for estimating taxes for the twenty-six weeks, as well as permanent tax differences.

Two airport stores in Dallas Fort Worth, two airport stores in Las Vegas, two airport stores in Chicago and four airport stores in Atlanta operate under separate joint venture arrangements with respect to each city. The Company has a 65% ownership interest in the Dallas Fort Worth venture, an 80% ownership interest in the Las Vegas venture, a 70% ownership interest in the Chicago venture and a 49% ownership interest in the Atlanta venture. Other Party Interests in Consolidated Entities represents the ownership interests in the net income for these joint ventures belonging to the Company’s joint venture partners (the 35% ownership in the Dallas Fort Worth venture, the 20% ownership interest in the Las Vegas venture, the 30% ownership interest in the Chicago venture and the

51% ownership interest in the Atlanta venture). For the thirteen-weeks ended July 1, 2006 and July 30, 2005, other party interests in consolidated entities totaled $359 thousand and $247 thousand, respectively. For the twenty-six week periods other party interests in consolidated entities totaled $646 thousand and $506 thousand, respectively.

As a result of the foregoing, for the thirteen-week and twenty-six week periods ended July 1, 2006 the Company reported a loss from continuing operations of $6.2 million and $20.8 million, respectively, as compared to a loss from continuing operations of $4.0 and $13.8 million for the thirteen-week and twenty-six week periods ended July 30, 2005, respectively. After discontinued operations, for the thirteen-week and twenty-six week periods ended July 1, 2006 the Company reported a loss of $11.0 million and $22.2 million, respectively, as compared to a loss of $5.7 and $12.5 million for the thirteen-week and twenty-six week periods ended July 30, 2005, respectively

Financial Condition, Liquidity and Capital Resources

Cash flows for the twenty-six week period ended July 1, 2006

For the twenty-six week period ended July 1, 2006, the Company’s cash position decreased $52.7 million to $23.6 million. Cash used for operations totaled $45.2 million primarily as a result of payment of merchandise purchases during the holiday selling season, the Company’s net loss from operations and a decrease in other current liabilities resulting primarily from the payment of sales taxes.

Cash of $4.9 million was utilized to fund capital expenditures in the twenty-six week period ended July 1, 2006 primarily related to the opening of eight new Brookstone stores, the remodeling of three Brookstone stores and construction related to stores anticipated to open or be remodeled in the fiscal year. In Fiscal 2006, the Company anticipates opening approximately 17 new Brookstone stores and remodeling approximately 7 locations.

Net cash used for financing activities totaled approximately $2.6 million in the twenty-six week period ended July 1, 2006 reflecting a capital distribution to our parent company ($1.5 million), payments on long-term debt (($451) thousand) and distributions to joint venture partners ($526 thousand).

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

Other Balance Sheet Changes

Receivables decreased 11.4% to $9.7 million at July 1, 2006 as compared to $10.9 million at December 31, 2005 primarily as a result of the collection of construction allowances due from landlords. Merchandise inventories decreased slightly to $73.8 million at July 1, 2006 as compared to $75.7 million at December 31, 2006. Deferred income taxes increased $11.8 million as a result of the Company’s recording an income tax benefit related to the loss before taxes incurred by the Company. Additionally, other assets decreased $2.1 million to $17.3 million from $19.4 million at December 31, 2005 principally related to costs to produce catalogs that were mailed during the second quarter.

The Company maintains a revolving credit facility to finance inventory purchases, which historically peak in the third quarter in anticipation of the winter holiday selling season. At July 1, 2006 and December 31, 2005, the

Company had no borrowings outstanding under its senior secured credit facility. The Company had no outstanding borrowings under its previous revolving credit agreement (which was terminated upon re-closing of the transaction) at July 30, 2005.

Cash flows for the remainder of Fiscal 2006

The Company believes that cash on hand, anticipated cash generated from operations and available borrowings will be sufficient to finance its remaining cash expenditures and capital requirements in Fiscal 2006. In Fiscal 2006, the Company anticipates funding a maximum of $600,000 for its obligation under its defined pension plan.

Critical Accounting Estimates

The preparation of the Company’s consolidated financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expense during the reporting periods. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 2 of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 describe the significant accounting policies and critical accounting estimates used in the preparation of the consolidated financial statements. The Company’s management is required to make judgments and estimates about the effect of matters that are inherently uncertain. Actual results could differ from management’s estimates. There have been no significant changes in the Company’s critical accounting estimates during the quarter ended July 1, 2006.

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

The Company’s Fiscal 2005 annual report on Form 10-K posted on the Company’s website at

www.brookstone.com also contains information about market risks under “Item 7A. Quantitative and Qualitative Disclosures About Market Risk.” A complete excerpt of Item 7A of such report has been filed as Exhibit 99.1 to this report. There have been no material changes in our exposure to market risks during the thirteen-weeks ended July 1, 2006.

ITEM 4. Controls and Procedures.

The Company carried out an evaluation, under the supervision and with the participation of the Company’s Disclosure Committee and the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of July 1, 2006 pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective. There have not been any changes in the Company’s internal controls over financial reporting that have occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II

OTHER INFORMATION

ITEM 1. Legal Proceedings.

On September 15, 2004, a putative class action was commenced against us in the California Superior Court in Los Angeles County. The complaint, as amended, alleges, among other things, that we engaged in unfair business practices under California’s Unfair Competition Laws by selling certain air purifiers that failed to perform as intended. On May 4, 2006, the Superior Court issued a decision certifying that the action may be brought on a class-wide basis. On July 21, 2006, we filed a motion to de-certify the class based on a recent appellate decision that was issued. A trial is scheduled for March 5, 2007. We believe this lawsuit is without merit and intend to defend ourselves vigorously.

On June 23, 2005, we were served with a lawsuit in the United States District Court for the Southern District of Alabama (Southern Division) as a class action on behalf of all consumers who purchased a certain air purifier from us alleging, among other things, that such products fail to perform the purposes for which they are advertised and sold and seeking unspecified damages. The class has not been certified. We believe this lawsuit is without merit and intend to defend ourselves vigorously.

The Company, in March of 2006, initiated a voluntary recall of one of its products in conjunction with the Consumer Product Safety Commission. The Company has been providing a product with comparable features in exchange for the recalled product. The Company does not believe the cost of this exchange to be material.

We are also involved in various legal proceedings incidental to the conduct of our business. We do not believe that any of these legal proceedings will have a material adverse effect on our financial condition, results of operations, or cash flows.

ITEM 1A. Risk Factors

You should carefully consider the following risks regarding our Company. These and other risks could materially and adversely affect our business, results of operations or financial condition. You should also refer to the other information contained or incorporated by reference in this report.

Our results of operations are highly dependent on our sales during the winter holiday season and the Father’s Day selling season.

A high percentage of our annual sales and substantially all of our annual income from operations have historically been attributable to the winter holiday selling season. In addition, our sales in our second fiscal quarter are generally higher than sales during the first and third quarters as a result of sales in connection with Father’s Day. Like many retailers, we must make merchandising and inventory decisions for the winter holiday selling season and the Father’s Day selling season well in advance of actual sales. Accordingly, unfavorable economic conditions, weather conditions and/or deviations from projected demand for products during these seasons could have a material adverse effect on our results of operations for the entire fiscal year. While we have implemented certain measures to improve our results during periods outside of the winter holiday selling season and the Father’s Day selling season, such as the opening of stores in airports, we expect that our annual results of operations will remain dependent on our performance during the winter holiday selling season, and to a lesser extent, on our performance during the Father’s Day selling season.

Our ability to introduce innovative merchandise and updated products may impact our sales and profitability.

Successful implementation of our merchandising strategy depends on our ability to introduce in a timely manner new or updated products, which are affordable, functional in purpose, distinctive in quality and design and not widely available from other retailers. We expect that the popularity of a product or group of related products of the types we typically offer will be limited in time due to the continual changing nature of consumer preferences. In addition, if our products or substitutes for such products become widely available from other retailers (including mass-retailers, department stores or discount retailers), demand for these products from us may decline or we may be required to reduce our retail prices. If a competitor of our Company were to offer for sale new and innovative products that we did not offer for sale, customer demand for our goods could decline. A decline in the demand for, or a reduction in the retail prices of, our important existing products can cause declines in our sales and profitability if we are unable to introduce in a timely fashion new or replacement products of similar sales levels and profitability. Even with innovative merchandising, there remains a risk that the products will not sell at planned levels.

Changes in consumer preferences could adversely affect our business.

Our business in general is subject to changing consumer and industry trends, demands and preferences. Our continued success depends largely on the introduction and acceptance by our customers of new product lines and improvements to existing product lines that respond to such trends, demands and preferences. Trends within the industry change often and our failure to anticipate, identify or react to changes in these trends could lead to, among other things, rejection of a new product line and reduced demand and price reductions for our products, and could materially adversely affect us. In addition, we may not have sufficient resources to make necessary investments or we may be unable to make the advances necessary to develop new products or improve our existing products to maintain our market position.

We are exposed to product liability claims and intellectual property infringement claims.

Although we seek to maintain quality standards at a high level, our products may have defects that could result in high rates of return, recalls or product liability claims. Such returns, recalls or claims could adversely affect profitability. Third parties may assert claims for patent or trademark infringement, or violation of other proprietary rights. If successful, such claims could result in the inability to sell a particular product or, in the case of a settlement or royalty, adversely impact the profitability of the product and could have a material adverse effect on our results of operations. Such claims could entail significant legal expenses even if they are ultimately resolved in our favor.

Our ability to protect our proprietary technology is uncertain and our inability to protect these rights could impair our competitive advantage and cause us to incur substantial expense to enforce our rights.

We actively pursue and protect, domestically and internationally, our corporate trademarks and other intellectual property rights to ensure that the quality of our brands and the value of our proprietary rights are maintained. We seek patents to establish and protect our proprietary rights relating to the technologies and products we have developed, are in the process of developing, or that we may develop in the future. We have taken and will continue, in the future, to take steps to broaden and enhance our patent protection for our proprietary products.

We cannot assure you that a third party will not infringe upon or design around any patent issued or licensed to us, or that these patents will otherwise be commercially viable. Litigation to establish the validity of patents, to defend against patent infringement claims of others and to assert patent infringement claims against others can be expensive and time-consuming even if the outcome is favorable to us. If the outcome is unfavorable to us, we may be required to pay damages, stop production and sales of infringing products or be subject to increased competition from similar products. We have taken and may, in the future, take steps to enhance our patent protection, but we cannot assure you that these steps will be successful or that, if unsuccessful, our patent protection will be adequate.

We also rely upon trade secrets, know-how, continuing technological innovations and licensing opportunities to develop and maintain our competitive position. We attempt to protect our proprietary technology in large part by confidentiality agreements with our employees, consultants and other contractors. We cannot assure you, however, that these agreements will not be breached, that we will have adequate remedies for any breach or that competitors will not know of or independently discover our trade secrets.

Existing or future governmental regulations and legal uncertainties, including those relating to consumer protection, could have a material impact on our business or results from operations.

Our Company and its operations are subject to numerous laws, regulations and governmental policies and procedures on the international, federal, state and local levels, including, but not limited to, laws, regulations, policies, procedures, rulings, interpretations, or other governmental or quasi-governmental practices, regarding corporate governance, commerce, customs, international trade, labor and employment, importation tax, securities, accounting, and other laws and regulations which are, or are found to be, applicable to us. Changes to this legal and regulatory framework, or to any individual law or regulation, or governmental policy or procedure to which we are now, or are determined to be in the future, subject, could have a material impact on our business or results from operations.

In addition, we are subject to federal, state, local and foreign consumer protection laws and regulations, including laws prohibiting unfair and deceptive trade practices. The violation of these laws may give rise to private rights of action, including class action lawsuits. If any of these claims are successful, it could materially adversely affect our business. In addition, any amendments to these regulations may force us to change certain aspects of our business which may materially adversely affect our results of operations.

The success of our business is dependent on our ability to open new stores and temporary locations.

Our ability to open new stores, including airport locations, and to operate our temporary location program successfully depends upon, among other things, our capital resources and our ability to locate suitable sites, negotiate favorable rents and other lease terms and implement our operational strategy. In addition, because our store designs must evolve over time so that we may effectively compete for customers in top malls, airports and other retail locations, actual store-related capital expenditures may vary from historical levels due to such factors as the scope of remodeling projects, general increases in the costs of labor and materials and unusual product display requirements.

If our leases terminate or are not renewed upon expiration, we could be required to make significant capital expenditures to relocate our retail stores.

All of our retail stores are leased. There can be no assurance that upon termination or expiration of these leases we will be able to renew them on acceptable terms or at all. If we are unable to renew such leases, we could be required to make significant capital expenditures to relocate our retail stores.

We operate in a very competitive business environment.

The U.S. retail industry is highly competitive. We compete against large international and national players, as well as many regional competitors. Some of our principal competitors may be less highly leveraged than we are and have greater financial, marketing and distribution resources than we do. Accordingly, these competitors may be better able to withstand changes in conditions within the industries in which we operate, and may have significantly greater operating and financial flexibility than we do. These competitors could increase their market share and cause us to lose business from our customers.

As a result of this competitive environment, we face and will continue to face pressure on sales prices of our products from competitors. As a result of these pricing pressures, we may in the future experience reductions in our profit margins, revenues or sales. In addition, we will need to invest continuously in customer service and support, marketing and our sales force. We cannot assure you that we will be able to maintain or increase either current market share of our products or our price and operating margins successfully in the future.

Our business will suffer if certain key officers or employees discontinue employment with us or if we are unable to recruit and retain highly skilled personnel.

The success of our business is materially dependent upon the skills, experience and efforts of our key officers and employees. The loss of key personnel could have a material adverse effect on our business, operating results or financial condition. Our business also depends on our ability to continue to recruit, train and retain skilled employees, particularly highly-skilled and motivated, full-time and temporary associates with appropriate retail experience to work in management and in our stores and temporary locations. Further, because of the limited time periods during which temporary locations are open each year, the availability of suitable associates for such locations is limited. The market for these resources is highly competitive. The loss of the services of any key personnel, or our inability to hire new personnel with the requisite skills, could impair our ability to develop new products or enhance existing products, sell products to our customers or manage our business effectively.

Our business may be negatively impacted by poor economic conditions.

Our business has been and may in the future be impacted by economic conditions that tend to reduce the level of discretionary consumer spending. These conditions include high interest rates, inflation, unemployment, stock market uncertainty and low consumer confidence.

Computer systems or telephone services failures could have a material adverse effect on us.

Our success is dependent upon our computer hardware and software systems and our telecommunications systems. The internet portion of the direct marketing segment relies heavily on the proper operation of these systems, as well as on the continued operation of the external components of the internet, to market goods and to receive and process orders. The retail segment utilizes point of sale computers located in the stores. Our headquarters and distribution center rely on a wide variety of applications to carry on the business. These systems are subject to damage from natural disasters, power failures, hardware and software failures, security breaches, network failures, computer viruses and operator negligence. Should one of these systems fail or be inadequate to support future growth, our results could be materially and adversely impacted. We are also dependent on certain vendors of our key information systems. Should these vendors experience financial difficulties, the support of these key systems could be negatively impacted.

Disruptions at our distribution center, including potential labor disputes and work stoppages, could significantly increase our distribution costs and therefore adversely affect our financial performance.

We conduct the majority of our distribution operations and a significant portion of our direct marketing processing functions from our facility in Mexico, Missouri. A disruption in operations at the distribution center may significantly increase our distribution costs and prevent goods from flowing to stores and customers. We use third-party carriers for our product shipments. The distribution of products is vulnerable to disruption from employee strikes and labor unrest, in particular, potential strikes by UPS employees and/or longshoremen, which could increase costs and impede or restrict the supply of goods.

The success of our direct marketing operations are dependent on various factors, including the receipt of adequate customer response to mailings and rising paper and postal rates.

The success of our catalog operation hinges on the achievement of adequate response rates to mailings, merchandising and catalog presentation that appeal to mail order customers and the expansion of the potential customer base in a cost-effective manner. Lack of consumer response to particular catalog mailings could increase the costs and decrease the profitability of the direct marketing segment. Significant costs relative to paper, postage and inventory are associated with the direct marketing segment. Rising paper and postal rates can negatively impact the business and the failure to accurately predict consumer response or to achieve the optimum cost-effective level of catalog circulation could adversely affect revenues and growth of the business. In addition, terrorism perpetrated via the U.S. mail or threats thereof could have a material adverse impact on our catalog business.

Because we depend on a core group of significant vendors, our operating results may be adversely affected by the loss of these key vendors or if these key vendors are unable to continue to fill our orders for their products.

Because we strive to sell only unique merchandise, adequate substitutes for certain key products may not be widely available in the marketplace. There can be no assurance that vendor manufacturing or distribution problems, or the loss of our exclusive rights to distribute important products, would not have a material adverse effect on our performance. In Fiscal 2005, we had one vendor who supplied products representing approximately 16% of net sales, with our 10 largest vendors representing approximately 41% of net sales. Our operating results could be adversely affected if any of our 10 largest vendors were unable to continue to fill our orders for such vendor’s products or failed to fill those orders in a timely way.

Our dependence on foreign vendors subjects us to possible delays in receipt of merchandise and to the risks involved in foreign operations.

We are purchasing an increasing portion of our merchandise from foreign vendors, including, but not limited to, Asia. Although we expect this strategy to increase profit margins for these products, our reliance on such vendors subjects us to associated legal, social, political and economic risks, including, but not limited to, import, licensing and trade restrictions. In particular, economic relations between the United States and China have historically had a potential for volatility, the recurrence of which could have a material adverse impact on our operations and results. There is increasing political pressure on China to permit the exchange rate of its currency, the Chinese Yuan (“CNY”), to float against the U.S. Dollar (“USD”). Although substantially all of our supply contracts in China are denominated in USD, our suppliers could attempt to renegotiate these contracts and increase costs to us if the CNY/USD exchange rate were to change. We are also subject to the risk that the manufacturers abroad who ultimately manufacture our products may employ labor practices that are not consistent with acceptable practices in the United States. In any such event, we could be hurt by negative publicity with respect to those practices and, in some cases, face liability for those practices.

Additionally, we are highly dependent upon steamship lines and air cargo companies to transport this merchandise from overseas to the United States and as such, we remain vulnerable to equipment shortages and labor stoppage, as well as terror alerts and acts of terrorism, both at the ports and countries of origins and in the United States. In such a situation, we could face inventory shortages in certain products, increased transportation costs and increased interest expense as a result of moving inventory receipts forward.

The expansion of our business into international markets would expose us to certain risks.

We intend to expand the Brookstone concept into Asia and may also expand into other international markets. We cannot assure you that we will maintain significant operations internationally or that any such operations will be successful. Any international operations we establish will be subject to risks similar to those affecting our existing operations in the United States in addition to a number of other risks, including:

•	political and economic instability in foreign markets;

•	inconsistent product regulation by foreign agencies or governments;

•	imposition of product tariffs and burdens;

•	cost of complying with a wide variety of international and U.S. export laws and regulatory requirements;

•	foreign currency fluctuations;

•	difficulty in enforcing intellectual property rights; and

•	language and other cultural barriers.

We currently do not plan to acquire political risk insurance in the countries in which we will conduct business. While we will carefully consider the risks in countries where we are evaluating investment opportunities, we cannot assure you that we will not be materially adversely affected as a result of such risks.

Interruptions in deliveries of raw materials and/or increased prices for raw materials used in our products could adversely affect our profitability, margins and revenues.

The raw materials used to manufacture the products we sell and our distribution and labor costs are subject to availability constraints and price volatility, which could result in increased costs. The raw materials used to manufacture the products we sell are subject to availability constraints and price volatility caused by high demand for such products and their components, currency fluctuations, factory capacity, competition for suppliers and factories, weather, supply conditions, government regulations, economic climate and other unpredictable factors. In addition, our transportation and labor costs are subject to price volatility caused by the price of oil, supply of labor, governmental regulations, economic climate, currency fluctuations and other unpredictable factors. Increases in demand for, or the price of, raw materials, distribution services and labor could have a material adverse effect on our business, financial condition and results of operations. Since we rely significantly on foreign sources of raw materials and production, we are at risk from a variety of factors that could leave us with inadequate or excess inventories, resulting in decreased profits or losses.

Increases in petroleum prices may increase our transportation and shipping costs and the costs of certain of our products, which could lead to a decrease in sales.

In recent years, increases in petroleum prices have resulted in increased transportation and shipping costs for our Company. Further increases in petroleum prices such as those recently experienced as a result of Hurricane Katrina, or failure of such prices to decline, could continue to increase our costs for transportation and shipping and also could cause increases in the cost of goods that are manufactured from plastics and other petroleum-based products. In addition, increased petroleum prices may lead to increased airfares, which could cause a decrease in sales.

Fluctuating exchange rates could adversely affect our profitability and revenues.

We conduct a substantial part of our business in the U.S., and therefore our profitability and revenues may be adversely affected by fluctuating exchange rates. We are subject to currency exchange rate risk to the extent that our costs are denominated in currencies other than those in which we earn revenues. We cannot assure you that currency exchange rate fluctuations will not adversely affect our results of operations and financial condition.

Government regulation and other uncertainties relating to the internet and online commerce could negatively impact our internet business.

As a greater proportion of our sales are made via the internet, and as we begin to look more to that channel to increase overall sales, we will become increasingly subject to the uncertainties inherent in the developing area of e-commerce. Such uncertainties include, but are not limited to, the extent to which our customers will adopt the internet as their method of purchase, the effect that government regulation of the internet (or lack thereof) will have on the internet as a medium of commerce, as well as the reliability, stability and security of the internet and World Wide Web.

Health epidemics, terror alerts, terrorist attacks and other acts of violence or war may adversely affect our sales.

The United States Federal Government terror alerts have a negative effect on retail sales as they cause a disruption of consumer shopping patterns. Our stores are located predominantly in large public areas such as malls and airports, which experience a significant decrease in traffic during periods of high alert. Our stores are dependent on pedestrian traffic for sales volume. Terror alerts and acts of terrorism that affect such traffic could have a materially adverse impact on sales. Terror alerts related to acts of terrorism perpetrated via the U.S. mail could also have a material adverse impact on our catalog business.

A significant portion of our sales is generated at our airport store locations. Additionally, we market a wide range of products attractive to the traveling public. A decrease in traffic due to war, terrorism, health epidemics, cost increases to the consumer, or the consolidation of the airline industry caused by merger and bankruptcy and the consequent reduction of flights and available destinations could negatively affect the volume of business at our airport store locations and could depress the sales of travel-related merchandise.

The outbreak of unexpected disease threats such as severe acute respiratory syndrome (SARS), influenza, avian flu, and insect-borne diseases such as encephalitis and the West Nile virus could negatively impact our sales. Travel restrictions to certain parts of the world could impair our activities with some of our vendors that could result in product shortages and could slow new product development. Additionally, any reduction in travel could depress sales at our airport locations and reduce sales of our travel-related merchandise. Fear of contagion could cause a drop in traffic at all of our store locations with a consequent drop in sales.

Extreme weather conditions may negatively impact our business, financial condition and results of operations.

Extreme weather conditions in regions in which we source our products or the areas in which our stores are located could have a material adverse effect on our business, financial condition and results of operations. Major international catastrophes such as tsunamis, hurricanes and earthquakes could adversely affect our business in a number of ways, including but not limited to, store closures, reduced sales, performance delays, product shortages and increased costs, all of which are beyond our control and cannot be anticipated. For example, Hurricane Katrina forced us to close five of our stores. Also, heavy snowfall or other extreme weather conditions over a prolonged period might make it difficult for our customers to travel to our stores. Our business is also susceptible to unseasonable weather conditions. For example, extended periods of unseasonably warm temperatures during the winter season or cool weather during the summer season could render a portion of our inventory incompatible with those unseasonable conditions. These prolonged unseasonable weather conditions could adversely affect our business, financial condition and results of operations.

Our Sponsors’ interests may conflict with the interests of other securityholders of the Company.

The Sponsors and their affiliates and designees indirectly collectively beneficially own approximately 93.5% of our outstanding voting securities. As a result, our Sponsors are collectively in a position to control all matters affecting us, including decisions regarding extraordinary business transactions, fundamental corporate transactions, appointment of members to our management, election of directors and our corporate and management policies.

The interests of our Sponsors could conflict with the interests of other securityholders of the Company. For example, if we encounter financial difficulties or are unable to pay our debts as they mature, the interests of our Sponsors might conflict with the interests of other securityholders of the Company. Our Sponsors may also have an interest in pursuing acquisitions, divestitures, financings or other transactions, including dividend payments to the holders of our equity that, in their judgment, could enhance their equity investments, even though such transactions might involve risks to other securityholders of the Company.

Our substantial indebtedness could adversely affect our financial health.

We currently have a significant amount of indebtedness. As of July 1, 2006, we had total indebtedness of $190.6 million (of which $183.0 million consisted of the senior secured notes, net of discount on the notes of $2.0 million, and the balance consisted of other debt).

Our substantial indebtedness could have important consequences to our investors. For example, it could:

•	make it more difficult for us to satisfy our obligations with respect to the senior secured notes;

•	increase our vulnerability to general adverse economic and industry conditions;

•	require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, research and development efforts and other general corporate purposes;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	place us at a competitive disadvantage compared to our competitors that have less debt; and

•	limit our ability to borrow additional funds.

In addition, the indenture for the senior secured notes and our new senior secured credit facility contain financial and other restrictive covenants that limit our ability to engage in activities that may be in our long-term best interests. Our failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all of our debts.

To service our indebtedness, we will require a significant amount of cash. Our ability to generate cash depends on many factors beyond our control.

Our ability to make payments on and to refinance our indebtedness and to fund planned capital expenditures and research and development efforts will depend on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

Based on our current level of operations and anticipated cost savings and operating improvements, we believe our cash flow from operations, available cash and available borrowings under our new senior secured credit facility, will be adequate to meet our future liquidity needs at least until the maturity date of our new senior secured credit facility.

We cannot assure you, however, that our business will generate sufficient cash flow from operations, that currently anticipated cost savings and operating improvements will be realized on schedule or that future borrowings will be available to us under our new senior secured credit facility in an amount sufficient to enable us to pay our indebtedness, or to fund our other liquidity needs. We may need to refinance all or a portion of our indebtedness on or before maturity. We cannot assure you that we will be able to refinance any of our indebtedness, including our new senior secured credit facility and the senior secured notes, on commercially reasonable terms or at all.

We are not required to evaluate our internal controls over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002, which may lead to our investors losing confidence in our reported financial information.

As a result of becoming a privately held company upon the consummation of the Transaction, we are not subject to the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. Section 404 requires management of a reporting company to annually review, assess and disclose the effectiveness of a company’s internal controls over financial reporting and to obtain a report by the reporting company’s independent auditors addressing such assessments. To the extent that we do make the assessments and disclosures as to our internal controls over financial reporting provided for by Section 404 of the Sarbanes-Oxley Act of 2002, investors may lose confidence in the accuracy of our reported financial information, which may negatively impact the trading price of the senior secured notes.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

ITEM 3. Defaults Upon Senior Securities.

None.

ITEM 4. Submission of Matters to a Vote of Security Holders.

None.

ITEM 5. Other Information.

None.

ITEM 6. Exhibits.

10.1	Employment Agreement, dated as of June 9, 2006, among William Ellis, and Brookstone Company, Inc. (filed herewith)

10.2	Employment Agreement, dated as of June 29, 2006, among George Sutherland, and Brookstone Company, Inc. (filed herewith)

10.3	Separation Agreement and General Release, among Michael F. Anthony and Brookstone, Inc. (filed herewith)

31.1	Certification of Principal Executive Officer in the Form Provided by Rule 15d-14 of the Securities Exchange Act of 1934 (filed herewith)

31.2	Certification of Principal Financial Officer in the Form Provided by Rule 15d-14 of the Securities Exchange Act of 1934 (filed herewith)

32.1	Certification of Chief Executive Officer in the Form Provided by Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.2	Certification of Chief Financial Officer in the Form Provided by Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

99.1	Excerpt of Item 7A from the Company’s Fiscal 2005 Annual Report (filed herewith)

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Brookstone, Inc.
(Registrant)

/s/ Philip W. Roizin
August 15, 2006	(Signature)

Philip W. Roizin
Executive Vice President Finance and Administration,
Treasurer and Secretary
(Principal Financial Officer
and duly authorized to sign on behalf of the Company)

Exhibit Index

Exhibit Number	Exhibit
10.1	Employment Agreement, dated as of June 9, 2006, among William Ellis, and Brookstone Company, Inc. (filed herewith)

10.2	Employment Agreement, dated as of June 29, 2006, among George Sutherland, and Brookstone Company, Inc. (filed herewith)

10.3	Separation Agreement and General Release, among Michael F. Anthony and Brookstone, Inc. (filed herewith)

31.1	Certification of Principal Executive Officer in the Form Provided by Rule 15d-14 of the Securities Exchange Act of 1934 (filed herewith)

31.2	Certification of Principal Financial Officer in the Form Provided by Rule 15d-14 of the Securities Exchange Act of 1934 (filed herewith)

32.1	Certification of Chief Executive Officer in the Form Provided by Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.2	Certification of Chief Financial Officer in the Form Provided by Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

99.1	Excerpt of Item 7A from the Company’s Fiscal 2005 Annual Report (filed herewith)