Form 10-Q
period 2006-09-30
BROOKSTONE INC
filed 2006-11-14
CIK 830134

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. At November 10, 2006, the number of shares outstanding of the Registrant’s common stock, par value $.01 per share, was 1.

Brookstone, Inc.

PART I

FINANCIAL INFORMATION

ITEM 1. Financial Statements

BROOKSTONE, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	Successor
	September 30, 2006	December 31, 2005	October 29, 2005
	(Unaudited)		(Unaudited)
Assets

Current assets:
Cash and cash equivalents	$1,189	$76,326	$1,547
Receivables, net	11,783	10,906	7,215
Merchandise inventories	95,898	75,716	114,856
Deferred income taxes, net	20,896	4,947	26,956
Prepaid expenses	9,054	9,117	6,220

Total current assets	138,820	177,012	156,794

Property, plant and equipment, net	73,051	76,328	76,260
Intangible assets, net	131,583	132,271	132,424
Goodwill	190,942	192,453	192,453
Other assets	19,570	19,363	26,293

Total assets	$553,966	$597,427	$584,224

Liabilities and Shareholders’ Equity

Current liabilities:
Short term borrowings	$—	$—	$11,150
Accounts payable	26,891	22,012	39,601
Other current liabilities	42,070	54,714	32,449

Total current liabilities	68,961	76,726	83,200

Other long-term liabilities	19,637	18,962	16,973
Long-term debt	190,402	190,849	190,948
Deferred income taxes	43,869	43,392	49,435

Commitments and contingencies (Note 6)	—	—	—

Other party interests in consolidated entities	1,397	1,176	1,028

Shareholders’ equity:
Common stock – $0.01 par value 1,000 shares Authorized, one share issued and outstanding	—	—	—
Additional paid-in capital	245,028	249,145	249,145
Accumulated other comprehensive income	152	143
Retained (deficit) earnings	(15,480)	17,034	(6,505)

Total shareholders’ equity	229,700	266,322	242,640

Total liabilities and shareholders’ equity	$553,966	$597,427	$584,224

The accompanying notes are an integral part of these financial statements.

BROOKSTONE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands)

(Unaudited)

	Successor		Predecessor
	Thirteen weeks ended September 30, 2006	Period from October 4, 2005 through October 29, 2005	Period from July 31, 2005 through October 3, 2005
Net sales	$87,773	$24,937	$51,783
Cost of sales	66,516	20,193	39,219

Gross profit	21,257	4,744	12,564
Selling, general and administrative expenses	30,712	10,776	20,881

Loss from continuing operations	(9,455)	(6,032)	(8,317)
Interest expense, net	6,394	4,026	128

Loss before income taxes, other party interests in consolidated entities and discontinued operations	(15,849)	(10,058)	(8,445)
Other party interests in consolidated entities	302	65	181

Loss before income taxes and discontinued operations	(16,151)	(10,123)	(8,626)
Income tax benefit	(5,925)	(3,447)	(2,417)

Loss from continuing operations	(10,226)	(6,676)	(6,209)
Income (loss) from discontinued operations, net of income tax benefit of ($37), ($458) and ($808)	(62)	171	(1,864)

Net loss	$(10,288)	$(6,505)	$(8,073)

The accompanying notes are an integral part of these financial statements.

BROOKSTONE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands)

(Unaudited)

	Successor		Predecessor
	Thirty-nine weeks ended September 30, 2006	Period from October 4, 2005 through October 29, 2005	Period from January 30, 2005 through October 3, 2005
Net sales	$255,804	$24,937	$216,091
Cost of sales	193,867	20,193	159,872

Gross profit	61,937	4,744	56,219
Selling, general and administrative expenses	92,189	10,776	78,361

Loss from continuing operations	(30,252)	(6,032)	(22,142)
Interest expense, net	18,370	4,026	25

Loss before income taxes, other party interests in consolidated entities and discontinued operations	(48,622)	(10,058)	(22,167)
Other party interests in consolidated entities	950	65	687

Loss before income taxes and discontinued operations	(49,572)	(10,123)	(22,854)
Income tax benefit	(17,438)	(3,447)	(7,887)

Loss from continuing operations	(32,134)	(6,676)	(14,967)
Income (loss) from discontinued operations, net of income tax benefit of ($210), ($458), and $(3,250)	(380)	171	(5,634)

Net loss	$(32,514)	$(6,505)	$(20,601)

The accompanying notes are an integral part of these financial statements.

BROOKSTONE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Successor		Predecessor
	Thirty-nine weeks ended September 30, 2006	Period from October 4, 2005 through October 29, 2005	Period from January 30, 2005 through October 3, 2005
Cash flows from operating activities:
Net loss	$(32,514)	$(6,505)	$(20,601)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	10,734	1,041	9,269
Amortization of debt issuance costs	1,696	—	185
Amortization of inventory write-up	—	7,195	—
Amortization of revaluation of lease	(153)	17	—
Amortization of debt discount	231	26	—
Impairment charge	—	—	5,280
Gain on cash flow hedge	24	—	—
Stock based compensation expense	834	—	979
Other party interests in consolidated entities	950	65	687
Deferred income taxes, net	(16,990)	(3,894)	(11,477)
Related tax benefits on exercise of stock options	—	—	182
Increase in other assets	(2,144)	(786)	(4,552)
Increase in other long-term liabilities	1,419	48	340
Changes in working capital:
Accounts receivable, net	(877)	180	2,470
Merchandise inventories	(20,182)	(22,349)	(16,922)
Prepaid expenses	63	362	(722)
Accounts payable	4,879	17,311	4,888
Other current liabilities	(13,286)	2,390	(16,441)

Net cash used for operating activities	(65,316)	(4,899)	(46,435)
Cash flows from investing activities:
Expenditures for property and equipment	(6,769)	(3,673)	(8,468)
Acquisition costs of predecessor company	—	(433,268)	—
Transaction Costs	—	(15,496)	—

Net cash used for investing activities	(6,769)	(452,437)	(8,468)
Cash flows from financing activities:
Borrowings from revolving credit facility	—	11,150	—
Payments on bridge loan		(1,850)
Payment of debt issuance costs	—	(13,122)	—
Cash payments related to debt financing	(349)	—	—
Proceeds from loan	—	—	—
Payments on long-term debt	(679)	(9)	(669)
Issuance of debt	—	182,841	—
Repurchase of equity interest	(1,520)	—	—
Capital contributions	225	249,145	—
Cash distributions to joint venture partners	(729)	(6)	(824)
Proceeds from exercise of stock options and employee stock purchase plan	—	—	925

Net cash provided by (used for) financing activities	(3,052)	428,149	(568)

Net decrease in cash and cash equivalents	(75,137)	(29,187)	(55,471)
Cash and cash equivalents at beginning of period	76,326	30,734	86,205

Cash and cash equivalents at end of period	$1,189	$1,547	$30,734

The accompanying notes are an integral part of these financial statements.

BROOKSTONE, INC.

Notes to Consolidated Financial Statements

1.	Basis of Presentation

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

In November 2005, the Company changed its fiscal year end from the Saturday nearest the last day in January to the Saturday nearest the last day in December. Results of operations for the third quarter of Fiscal 2006 are for the successor period of July 2 through September 30, 2006 and the results of operations for the third quarter of Fiscal 2005 are for the predecessor period of July 31, 2005 through October 3, 2005 and the successor period of October 4, 2005 to October 29, 2005. Our presentations through the fourth quarter of 2006 will compare the new quarter end results with the historical results from the old quarter ends.

We did not recast our interim financial statements for Fiscal 2005 because it was not cost justifiable or practicable to compile such information.

The results of the thirty-nine week period ended September 30, 2006 are not necessarily indicative of the results for the full fiscal year. The Company’s business, like the business of retailers in general, is subject to seasonal influences. Historically, the Company’s fourth fiscal quarter, which includes the winter holiday selling season, has produced a disproportionate amount of the Company’s net sales and substantially all of its income from operations. The Company expects that its business will continue to be subject to such seasonal influences.

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

The following summarizes the opening balance sheet of Brookstone, Inc., which includes the preliminary application of purchase adjustments to record the acquisition of assets and liabilities at fair value at the acquisition date. The Company adjusted certain contingent liabilities in the Company’s Fiscal 2006 third quarter and anticipates finalizing these adjustments in the Company’s Fiscal 2006 fourth quarter.

(In thousands)
Total purchase price	$448,764

Cash and cash equivalents	30,734
Receivables, net	7,383
Merchandise inventories	99,702
Prepaid expense	6,582
Property and equipment, net	73,568
Intangible assets, net	132,500
Other assets	9,429

Total assets acquired	$359,898

Liabilities:
Current Liabilities:
Accounts payable	$22,138
Other current liabilities	27,044
Other long term liabilities	17,423
Long term debt	8,090
Deferred income tax, net	26,418
Other party interest in consolidated entities	963

Total liabilities assumed	102,076

Net Assets Acquired	257,822

Excess purchase price over the fair value of net assets acquired	$190,942

The goodwill represented above reflects a $1.5 million reduction over the prior year due to a refinement of certain estimates recorded in the preliminary purchase price allocation.

4.	Comprehensive Income (Loss)

Other comprehensive income (loss) consists of the Company’s unrealized gain (loss) on its cash flow hedge related to the Company’s debt. Total comprehensive income (loss) for the thirteen and thirty-nine week periods ended September 30, 2006 and October 29, 2005 are presented below (in thousands):

Thirteen-weeks
	Successor	Successor	Predecessor
	September 30, 2006	October 4, 2005 to October 29, 2005	July 31, 2005 to October 3, 2005
Net loss	$(10,288)	$(6,505)	$(8,073)
Other comprehensive income:	—	—	—
Unrealized gain on cash flow hedge (net of income tax benefit of $24)	(39)	—	—

Total comprehensive loss	$(10,327)	$(6,505)	$(8,073)

Thirty-nine weeks
	Successor	Successor	Predecessor
	September 30, 2006	October 4, 2005 to October 29, 2005	January 30, 2005 to October 3, 2005
Net loss	$(32,514)	$(6,505)	$(20,601)
Other comprehensive income:
Unrealized gain on cash flow hedge (net of income tax benefit of $13)	10	—	—

Total comprehensive loss	$(32,504)	$(6,505)	$(20,601)

5.	Shareholders Equity

In June 2006, the Company entered into a Separation Agreement with Mr. Michael F. Anthony former President and Chief Executive Officer of the Company. Under the terms of the agreement, the parent company of Brookstone, Inc., OBH LP exercised its right to repurchase Mr. Anthony’s limited partnership interests in OBH LP for $4.6 million. Payment is in three equal installments with the first in June 2006 and then on January 2, 2007 and July 2, 2007. Brookstone Inc. has paid the first $1.5 million installment in June 2006 and plans to pay the remaining disbursements. The total amount has been reflected as a reduction of capital. The remaining $3.1 million has been included in “other current liabilities” in the accompanying balance sheet as of September 30, 2006.

During the Company’s 2006 third fiscal quarter, the Company entered into a Separation Agreement with Mr. Alexander M. Winiecki former Executive Vice President, Store Operations of the Company. Under the terms of the agreement, the parent company of Brookstone, Inc., OBH LP exercised its right to repurchase Mr. Winiecki’s limited partnership interests in OBH LP for $0.6 million. Payment is in two equal installments on January 2, 2007 and July 2, 2007. Brookstone Inc. intends to pay for such repurchases. The $0.6 million has been included in “other current liabilities” in the accompanying balance sheet as of September 30, 2006 and has been reflected as a reduction of capital.

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

Prior to January 1, 2006 the Company and the predecessor company accounted for stock based compensation awards under the intrinsic value method of APB 25. The Company disclosed the fair value of its stock options under the provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation (“SFAS 123”).

The predecessor company had stock option plans in effect that provided for the issuance of non-qualified and incentive stock options. Stock options were historically granted at or above the market price at the date of the grant. The predecessor company also issued restricted and deferred stock awards under its stock option plans. The value of the restricted and deferred shares in excess of cost was charged to income ratably over the period during which the awards vested. The unearned compensation related to these awards was included as a component of shareholders’ equity. Stock based compensation charged to earnings for the period from January 30, 2005 through October 3, 2005 was $979 thousand. All outstanding stock based awards granted by the predecessor were purchased and retired in the October 3, 2006 transaction discussed in note 3.

Certain members of the Company’s management hold Class B limited partnership interests in OBH LP. These interests vest either ratably over five years or require certain financial returns be met. Management has determined that these awards should be accounted for under push down accounting. The awards were deemed to have a zero intrinsic value at the time of grant. Under APB 25, no compensation was recorded for the period October 3, 2006 through October 29, 2006. Under FSAS 123R, the Company estimated the fair value of these awards on the date of grant using Black-Scholes option-pricing model. The total compensation expense is recognized on a straightline basis over the five-year vesting period. The performance-based awards will be recognized at the time in which the financial returns are met. During the thirteen and thirty-nine week periods ended September 30, 2006 the Company recognized a related compensation charge of $333 thousand and $834 thousand classified in Selling, General and Administrative Expenses. The related income tax benefit was $122 thousand and $293 thousand, respectively. As of September 30, 2006, unrecognized compensation related to the time vested awards was $5.4 million. The Black-Scholes calculation generated a per share fair value of $8.07 using the following assumptions:

Successor
Expected stock price volatility	53.0%
Risk-free interest rate	4.2%
Expected life of options	5 years
Dividend yield	—

The following table details the pro forma net income effect had compensation expense for the stock based award granted by the Company and predecessor been recognized using the fair value method.

	Successor	Predecessor	Predecessor
	Period October 4, 2005 through October 29, 2005	Period from July 30, 2005 through October 3, 2005	Period from January 30, 2005 through October 3, 2005
Net loss – as reported	$(6,505)	$(8,073)	$(20,601)
Add: Stock based employee compensation expense included in reported net income, net of related tax effects	—	157	638
Deduct: Stock-based employee compensation expense determined under fair value based method, net of related tax effects	(69)	54	(701)

Net loss - pro forma	$(6,574)	$(7,862)	$(20,664)

The above pro forma stock-based compensation was calculated using the Black-Scholes model. The assumptions used by the Successor Company were the same as those discussed above. The assumptions used by the predecessor company were disclosed in the Company’s Form S-4.

6.	Contingencies

On September 15, 2004, a putative class action was commenced against us in the California Superior Court in Los Angeles County. The complaint, as amended, alleges, among other things, that we engaged in unfair business practices under California’s Unfair Competition Laws in connection with the manufacture and sale of certain air purifiers. On May 4, 2006, the Superior Court issued a decision certifying that the action may be brought on a class-wide basis. A trial is scheduled for March 5, 2007. We believe this lawsuit is without merit and intend to defend ourselves vigorously if the matter cannot otherwise be resolved.

On June 23, 2005, we were served with a lawsuit in the United States District Court for the Southern District of Alabama (Southern Division) as a class action on behalf of all consumers who purchased a certain air purifier from us alleging, among other things, that such products were not suitable for the purposes for which they were intended. The lawsuit seeks unspecified damages. After the plaintiff’s motion for class certification and our opposition to the motion were filed with the court, the parties engaged in settlement negotiations with the assistance of a professional mediator. On October 18, 2006, the parties reported to the court that they had settled the plaintiff’s claims against us. The amounts we would be required to pay under the settlement, which is still subject to final approval by the court, have been recorded as an adjustment to the successor company’s opening Balance Sheet. There is no finding or admission of fault by us as part of the settlement.

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

The tables below disclose segment net sales and pre-tax loss for the thirteen and thirty-nine week periods ended September 30, 2006 and October 29, 2005 (in thousands).

	Net Sales
	Successor		Predecessor
	Thirteen weeks September 30, 2006	October 4, 2005 to October 29, 2005	July 31, 2005 to October 3, 2005
Reportable segment:
Retail	$72,295	$18,762	$44,021
Direct Marketing	15,478	6,175	7,762
Reconciling items:
Interest expense	—	—	—
Interest income	—	—	—

Consolidated:	$87,773	$24,937	$51,783

	Loss Before Taxes and Discontinued Operations
	Successor		Predecessor
	Thirteen weeks September 30, 2006	October 4, 2005 to October 29, 2005	July 31, 2005 to October 3, 2005
Reportable segment:
Retail	$(11,112)	$(6,842)	$(9,232)
Direct Marketing	1,355	745	734
Reconciling items:
Interest expense	(6,646)	(4,273)	(142)
Interest income	252	247	14

Consolidated:	$(16,151)	$(10,123)	$(8,626)

	Net Sales
	Successor		Predecessor
	Thirty-nine weeks September 30, 2006	October 4, 2005 to October 29, 2005	January 30, 2005 to October 3, 2005
Reportable segment:
Retail	$210,844	$18,762	$184,312
Direct Marketing	44,960	6,175	31,779
Reconciling items:
Interest expense	—	—	—
Interest income	—	—	—

Consolidated:	$255,804	$24,937	$216,091

	Loss Before Taxes and Discontinued Operations
	Successor		Predecessor
	Thirty-nine weeks September 30, 2006	October 4, 2005 to October 29, 2005	January 30, 2005 to October 3, 2005
Reportable segment:
Retail	$(34,478)	$(6,842)	$(24,993)
Direct Marketing	3,276	745	2,164
Reconciling items:
Interest expense	(19,616)	(4,273)	(978)
Interest income	1,246	247	953

Consolidated:	$(49,572)	$(10,123)	$(22,854)

8.	Joint Ventures

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

Under the requirements of the FASB’s Interpretation No. 46(R) (“FIN 46(R)”), variable interest entities are required to be consolidated if the total equity investment at risk is not sufficient to permit the entity to finance its activities without financial support or the equity investors lack certain specified characteristics of a controlling financial interest. The Company reviewed the requirements of FIN 46(R) and determined that the Atlanta joint venture qualifies as a Variable Interest Entity (“VIE”) as of its inception date in Fiscal 2001 and that the Company is the primary beneficiary of the VIE.

9.	Post-Retirement Pension and Medical Benefit Plans

The Company contributed more than the minimum required amount for the past year to the pension plan. The Company is required to contribute approximately $100,000 in Fiscal 2006. In addition, in Fiscal 2006, the Company intends to contribute approximately $650,000 to maintain a funded status that is more than the minimal required level under ERISA.

The components of net periodic pension cost were as follows:

	Successor		Predecessor
	Thirteen Weeks Ended September 30, 2006	October 4, 2005 to October 29, 2005	July 31, 2005 to October 3, 2005
Service cost	$31,000	$9,000	$21,000
Interest cost	78,000	22,200	51,000
Expected return on plan assets	(77,000)	(21,700)	(51,000)
Amortization of prior service cost	—	—	—
Recognized net actuarial loss	—		22,000

Net periodic benefit cost	$32,000	$9,500	$41,000

	Successor		Predecessor
	Thirty-Nine Weeks Ended September 30, 2005	October 4, 2005 to October 29, 2005	January 30, 2005 to October 3, 2005
Service cost	$93,000	$9,000	$83,000
Interest cost	234,000	22,200	205,000
Expected return on plan assets	(231,000)	(21,700)	(201,000)
Amortization of prior service cost	—	—	—
Recognized net actuarial loss			82,000

Net periodic benefit cost	$96,000	$9,500	$169,000

The components of the net periodic post-retirement medical benefits cost were:

	Successor		Predecessor
	Thirteen Weeks Ended September 30, 2005	October 4, 2005 to October 29, 2005	July 31, 2005 to October 3, 2005
Service cost	$4,000	$1,400	$1,000
Interest cost	15,000	4,900	4,000
Amortization of prior service cost			(10,000)
Recognized net actuarial gain			(11,000)

Net periodic benefit cost	$19,000	$6,300	$(16,000)

	Successor		Predecessor
	Thirty-Nine Weeks Ended September 30, 2005	October 4, 2005 to October 29, 2005	January 30, 2005 to October 3, 2005
Service cost	$12,000	$1,400	$11,000
Interest cost	45,000	4,900	38,000
Amortization of prior service cost			(40,000)
Recognized net actuarial gain			(13,000)

Net periodic benefit cost	$57,000	$6,300	$(4,000)

10.	Debt

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

As of December 31, 2005 and September 30, 2006, the Company was in compliance with all related debt covenants.

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

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (an amendment of FASB Statements No. 87, 88, 106, and 132R). SFAS 158 requires an employer to recognize the funded status of its defined benefit pension and postretirement plans on its statement of financial position and to recognize as a component of other comprehensive income, net of taxes, the gains or losses and prior service credits that arise during the period but are not recognized as components of net periodic benefit costs. Upon initial adoption, SFAS 158 requires the recognition of previously unrecognized actuarial gains and losses, prior service costs or credits and net transition amounts within Accumulated other comprehensive income, net of tax. The provisions of SFAS 158 are effective for fiscal years ending after June 15, 2007. The Company has not yet completed its evaluation of the impact of adoption on the Company’s financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157 Fair Value Measurements. SFAS 157 provides guidance for, among other things, the definition of fair value and the methods used to measure fair value. The provisions of SFAS 157 are effective for fiscal years beginning after November 15, 2007. The Company has not yet completed its evaluation of the impact of adoption on the Company’s financial position or results of operations.

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

Brookstone, Inc.

Successor Condensed Consolidating Balance Sheet

October 29, 2005

(In thousands)

(Unaudited)

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$1,321	$221	$5	$—	$1,547
Receivables, net	—	3,101	2,344	1,770	—	7,215
Merchandise inventories	—	32,999	82,721	164	(1,028)	114,856
Deferred income taxes, net	—	(6,118)	33,074	—	—	26,956
Prepaid expenses	—	833	5,387	—	—	6,220

Total current assets	—	32,136	123,747	1,939	(1,028)	156,794

Property, plant and equipment, net	—	18,973	56,290	997	—	76,260
Intangible assets, net	—	132,424	—	—	—	132,424
Goodwill	—	192,453	—	—	—	192,453
Other assets	242,640	182,885	(367)	—	(398,865)	26,293

Total assets	$242,640	$558,871	$179,670	$2,936	$(399,893)	$584,224

Current liabilities:
Short-term borrowings	—	11,150	—	—	—	11,150
Accounts payable	—	36,289	3,312	—	—	39,601
Other current liabilities	—	23,185	9,264	—	—	32,449

Total current liabilities	—	70,624	12,576	—	—	83,200

Other long-term liabilities	—	7,029	127,055	—	(117,111)	16,973
Long-term debt	—	189,133	1,815	—	—	190,948
Long term tax liability	—	49,445	(10)	—	—	49,435
Other party interests in consolidated entities	—	—	—		1,028	1,028
Total shareholders’ equity	242,640	242,640	38,234	2,936	(283,810)	242,640

Total liabilities and shareholders’ equity	$242,640	$558,871	$179,670	$2,936	$(399,893)	$584,224

Brookstone, Inc.

Successor Condensed Consolidating Balance Sheet

September 30, 2006

(In thousands)

(Unaudited)

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$923	$260	$6	$—	$1,189
Receivables, net	—	3,734	5,530	2,764	(245)	11,783
Merchandise inventories	—	27,947	67,746	205	—	95,898
Deferred income taxes, net	—	(9,847)	30,743	—	—	20,896
Prepaid expenses	—	1,772	7,282	—	—	9,054

Total current assets	—	24,529	111,561	2,975	(245)	138,820

Property, plant and equipment, net	—	18,648	53,128	1,275	—	73,051
Intangible assets, net	—	131,583	—	—	—	131,583
Goodwill	—	190,942	—	—	—	190,942
Other assets	229,700	165,111	(6,653)	—	(368,588)	19,570

Total assets	$229,700	$530,813	$158,036	$4,250	$(368,833)	$553,966

Current liabilities:
Accounts payable	—	26,891	—	—		26,891
Other current liabilities	—	33,141	8,928	245	(244)	42,070

Total current liabilities	—	60,032	8,928	245	(244)	68,961

Other long-term liabilities	—	8,352	103,073	—	(91,788)	19,637
Long-term debt	—	188,683	1,719	—	—	190,402
Long term tax liability	—	44,046	(177)	—	—	43,869
Other party interests in consolidated entities	—	—	—	—	1,397	1,397
Total shareholders’ equity	229,700	229,700	44,493	4,005	(278,198)	229,700

Total liabilities and shareholders’ equity	$229,700	$530,813	$158,036	$4,250	$(368,833)	$553,966

Brookstone, Inc.

Successor Condensed Consolidating Balance Sheet

December 31, 2005

(In thousands)

(Unaudited)

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$75,926	$394	$6	$—	$76,326
Receivables, net	—	3,242	6,014	1,895	(245)	10,906
Merchandise inventories	—	3,817	71,733	152	14	75,716
Deferred income taxes, net	—	1,119	3,828	—	—	4,947
Prepaid expenses	—	4,235	4,882	—	—	9,117

Total current assets	—	88,339	86,851	2,053	(231)	177,012

Property, plant and equipment, net	—	19,211	55,494	1,623	—	76,328
Intangible assets, net	—	132,271	—	—	—	132,271
Goodwill	—	192,453	—	—	—	192,453
Other assets	266,322	131,332	55,824	—	(434,115)	19,363

Total assets	$266,322	$563,606	$198,169	$3,676	$(434,346)	$597,427

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$—	$22,012	$—	$—	$—	$22,012
Other current liabilities	—	32,828	21,887	244	(245)	54,714

Total current liabilities	—	54,840	21,887	244	(245)	76,726

Other long-term liabilities	—	7,259	109,838	—	(98,135)	18,962
Long-term debt	—	189,051	1,798	—	—	190,849
Long-term tax liability	—	46,134	(2,742)	—	—	43,392
Other party interests in consolidated entities	—	—	—	—	1,176	1,176
Total shareholders’ equity	266,322	266,322	67,388	3,432	(337,142)	266,322

Total liabilities and shareholders’ equity	$266,322	$563,606	$198,169	$3,676	$(434,346)	$597,427

Brookstone, Inc.

Successor Condensed Consolidating Statement of Operations

For the Successor period October 4, 2005 through October 29, 2005

(Unaudited)

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$3,363	$21,925	$825	$(1,176)	$24,937
Cost of sales	—	1,387	19,557	425	(1,176)	20,193

Gross profit	—	1,976	2,368	400	—	4,744
Selling, general and administrative expenses	—	(145)	10,696	225	—	10,776
Other expenses (income)	—	(2,125)	2,125	—	—	—

Income (loss) from continuing operations	—	4,246	(10,453)	175	—	(6,032)
Interest expense, net	—	4,038	(13)	1	—	4,026

Income (loss) before taxes, other party interests in consolidated entities and discontinued operations	—	208	(10,440)	174	—	(10,058)
Other party interests in consolidated entities	—	—	—	—	65	65

Income (loss) before taxes and discontinued operations	—	208	(10,440)	174	(65)	(10,123)
Income tax benefit	—	(28)	(3,419)	—	—	(3,447)

Income (loss) from continuing operations before equity income	—	236	(7,021)	174	(65)	(6,676)
Equity income in subsidiaries, net of tax	(6,505)	(6,741)	109	—	13,137	—

Income (loss) from continuing operations	(6,505)	(6,505)	(6,912)	174	13,072	(6,676)
Loss on discontinued operations, net of tax	—	—	171	—	—	171

Net income (loss)	$(6,505)	$(6,505)	$(6,741)	$174	$13,072	$(6,505)

Brookstone, Inc.

Condensed Consolidating Statement of Operations

For the Predecessor period January 30, 2005 through October 3, 2005

(Unaudited)

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$30,897	$177,366	$7,349	$479	$216,091
Cost of sales	—	34,861	120,813	3,719	479	159,872

Gross profit	—	(3,964)	56,553	3,630	—	56,219
Selling, general and administrative expenses	—	8,501	67,989	1,871	—	78,361
Other expenses (income)	—	(13,182)	13,182	—	—	—

Income (loss) from continuing operations	—	717	(24,618)	1,759	—	(22,142)
Interest expense, net	—	(357)	375	7	—	25

Income (loss) before taxes, other party interests in consolidated entities and discontinued operations	—	1,074	(24,993)	1,752	—	(22,167)
Other party interests in consolidated entities	—	—	—	—	687	687

Income (loss) before taxes and discontinued operations	—	1,074	(24,993)	1,752	(687)	(22,854)
Income tax benefit	—	606	(8,493)	—	—	(7,887)

Income (loss) from continuing operations before equity income	—	468	(16,500)	1,752	(687)	(14,967)
Equity income in subsidiaries, net of tax	(20,601)	(21,069)	1,065	—	40,605	—

Income (loss) from continuing operations	(20,601)	(20,601)	(15,435)	1,752	39,918	(14,967)
Loss on discontinued operations, net of tax	—	—	(5,634)	—	—	(5,634)

Net income (loss)	$(20,601)	$(20,601)	$(21,069)	$1,752	$39,918	$(20,601)

Brookstone, Inc.

Condensed Consolidating Statement of Operations

For the Predecessor period July 30, 2005 through October 3, 2005

(In thousands)

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$7,117	$38,982	$1,819	$3,865	$51,783
Cost of sales	—	12,735	21,741	878	3,865	39,219

Gross profit	—	(5,618)	17,242	941	—	12,565
Selling, general and administrative expenses	—	(5,675)	26,070	486	—	20,881
Other expenses (income)	—	(2,762)	2,762	—	—	—

Income (loss) from continuing operations	—	2,819	(11,590)	455	—	(8,316)
Interest expense, net	—	(30)	156	2	—	128

Income (loss) before taxes, other party interests in consolidated entities and discontinued operations	—	2,847	(11,746)	453	—	(8,446)
Other party interests in consolidated entities	—	—	—	—	181	181

Income (loss) before taxes and discontinued operations	—	2,847	(11,746)	453	(181)	(8,627)
Income tax benefit	—	1,344	(3,761)	—	—	(2,417)

Income (loss) from continuing operations before equity income	—	1,503	(7,985)	453	(181)	(6,210)
Equity income in subsidiaries, net of tax	(8,073)	(9,578)	272	—	17,379	—

Income (loss) from continuing operations	(8,073)	(8,073)	(7,713)	453	17,196	(6,210)
Income (loss) on discontinued operations, net of tax benefit	—	—	(1,864)	—	—	(1,864)

Net income (loss)	$(8,073)	$(8,073)	$(9,576)	$453	$17,196	$(8,073)

Brookstone, Inc.

Successor Condensed Consolidating Statement of Operations

For the thirteen-weeks ended September 30, 2006

(In thousands)

(Unaudited)

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$12,088	$72,022	$3,824	$(161)	$87,773
Cost of sales	—	9,877	54,807	1,993	(161)	66,516

Gross profit	—	2,211	17,215	1,831	—	21,257
Selling, general and administrative expenses	—	6,335	23,366	1,011	—	30,712
Other expenses (income)	—	(4,731)	4,731	—	—	—

Income (loss) from continuing operations	—	607	(10,882)	820	—	(9,455)
Interest expense, net	—	6,254	137	3	—	6,394

Income (loss) before taxes, other party interests in consolidated entities and discontinued operations	—	(5,647)	(11,019)	817	—	(15,849)
Other party interests in consolidated entities	—	—	—	—	302	302

Income (loss) before taxes and discontinued operations	—	(5,647)	(11,019)	817	(302)	(16,151)
Income tax provision	—	(2,028)	(3,897)	—	—	(5,925)

Income (loss) from continuing operations before equity income	—	(3,619)	(7,122)	817	(302)	(10,226)
Equity income in subsidiaries, net of tax	(10,288)	(6,669)	515	—	16,442	—

Income (loss) from continuing operations	(10,288)	(10,288)	(6,607)	817	16,140	(10,226)
Income (loss) on discontinued operations, net of tax benefit	—	—	(62)	—	—	(62)

Net income (loss)	$(10,288)	$(10,288)	$(6,669)	$817	$16,140	$(10,288)

Brookstone, Inc.

Successor Condensed Consolidating Statement of Operations

For the thirty-nine weeks ended September 30, 2006

(In thousands)

(Unaudited)

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$34,914	$209,550	$11,033	$307	$255,804
Cost of sales	—	25,509	162,446	5,605	307	193,867

Gross profit	—	9,405	47,104	5,428	—	61,937
Selling, general and administrative expenses	—	17,808	71,470	2,911	—	92,189
Other expenses (income)	—	(12,865)	12,865	—	—	—

Income (loss) from continuing operations	—	4,462	(37,231)	2,517	—	(30,252)
Interest expense, net	—	17,986	376	8	—	18,370

Income (loss) before taxes, other party interests in consolidated entities and discontinued operations	—	(13,524)	(37,607)	2,509	—	(48,622)
Other party interests in consolidated entities	—	—	—	—	950	950

Income (loss) before taxes and discontinued operations	—	(13,524)	(37,607)	2,509	(950)	(49,572)
Income tax provision	—	(4,740)	(12,698)	—	—	(17,438)

Income (loss) from continuing operations before equity income	—	(8,784)	(24,909)	2,509	(950)	(32,134)
Equity income in subsidiaries, net of tax	(32,514)	(23,730)	1,559	—	54,685	—

Income (loss) from continuing operations	(32,514)	(32,514)	(23,350)	2,509	53,735	(32,134)
Income (loss) on discontinued operations, net of tax benefit	—	—	(380)	—	—	(380)

Net income (loss)	$(32,514)	$(32,514)	$(23,730)	$2,509	$53,735	$(32,514)

Brookstone, Inc.

Condensed Consolidating Statement of Cash Flows

For the Predecessor period January 30, 2005 through October 3, 2005

(In thousands)

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$(20,601)	$(20,601)	$(21,069)	$1,752	$39,918	$(20,601)

Adjustments to reconcile net income (loss) to net cash (used for) provided by operating activities
Depreciation and amortization	—	1,897	7,158	214	—	9,269
Amortization of debt issuance costs	—	185	—	—	—	185
Stock-based compensation expense	—	979	—	—	—	979
Impairment charge	—	—	5,280	—	—	5,280
Other party interests in consolidated entities	—	—	—	—	687	687
Deferred income taxes	—	(36)	(11,441)	—	—	(11,477)
Related tax benefits on exercise of stock options	—	182	—	—	—	182
Equity income in subsidiary	20,601	21,069	(1,065)	—	(40,605)	—
Decrease (increase) in other assets	—	(40,072)	15,332	—	20,188	(4,552)
(Decrease) increase in other long-term liabilities	—	570	18,707	—	(18,937)	340
Changes in working capital:
Accounts receivable, net	—	713	1,565	199	(7)	2,470
Merchandise inventories	—	(8,252)	(7,423)	3	(1,250)	(16,922)
Prepaid expenses	—	(214)	(508)	—	—	(722)
Accounts payable	—	4,888	—	—	—	4,888
Other current liabilities	—	(15,228)	(1,213)	(6)	6	(16,441)

Net cash provided by (used for) operating activities	—	(53,920)	5,323	2,162	—	(46,435)

Expenditures for property, plant and equipment	—	(1,641)	(6,852)	25	—	(8,468)

Net cash (used for) provided by investing activities	—	(1,641)	(6,852)	25	—	(8,468)

Payments on long-term debt	—	(600)	(69)	—	—	(669)
Capital distributions to joint venture partners	—	—	1,337	(2,161)	—	(824)
Capital contributions from joint venture partners	—	—	23	(23)	—	—
Proceeds from exercise of stock options	—	925	—	—	—	925

Net cash provided by (used for) financing activities	—	325	1,291	(2,184)	—	(568)

Net increase in cash and cash equivalents	—	(55,236)	(238)	3	—	(55,471)
Cash and cash equivalents at beginning of period	—	85,917	284	4	—	86,205

Cash and cash equivalents at end of period	$—	$30,681	$46	$7	$—	$30,734

Brookstone, Inc.

Condensed Consolidating Statement of Cash Flows

For the Successor period October 4, 2005 through October 29, 2005

(In thousands)

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$(6,505)	$(6,505)	$(6,741)	$174	$13,072	$(6,505)

Adjustments to reconcile net income (loss) to net cash (used for) provided by operating activities
Depreciation and amortization	—	256	758	27	—	1,041
Amortization of debt discount	—	26	—	—	—	26
Amortization of revaluation of leases	—	17	—	—	—	17
Amortization of inventory fair value adjustment	—	7,195	—	—	—	7,195
Impairment charge	—	—	—	—	—	—
Other party interests in consolidated entities	—	—	—	—	65	65
Deferred income taxes	—	11,888	(15,782)	—	—	(3,894)
Related tax benefits on exercise of stock options	—	—	—	—	—	—
Equity income in subsidiary	6,505	6,740	(109)	—	(13,136)	—
Decrease (increase) in other assets	—	(28,542)	2,051	(2,186)	27,891	(786)
(Decrease) increase in other long-term liabilities	—	(4,110)	32,256	—	(28,098)	48
Changes in working capital:
Accounts receivable, net	—	(576)	924	(175)	7	180
Merchandise inventories	—	(12,852)	(10,499)	(26)	1,028	(22,349)
Prepaid expenses	—	841	(479)	—	—	362
Accounts payable	—	13,999	3,312	—	—	17,311
Other current liabilities	—	2,521	(131)	(1)	1	2,390

Net cash provided by (used for) operating activities	—	(9,102)	5,560	(2,187)	830	(4,899)

Expenditures for property, plant and equipment	—	342	(4,016)	1	—	(3,673)
Acquisition cost, net $11,396 proceeds of unexercised options	—	(433,268)	—	—	—	(433,268)
Transaction cost	—	(15,496)	—	—	—	(15,496)

Net cash used for investing activities	—	(448,422)	(4,016)	1	—	(452,437)

Borrowings from revolving credit	—	11,150	—	—	—	11,150
Payment of debt issuance costs	—	(13,122)	—	—	—	(13,122)
Payments on bridge loan	—	(1,850)	—	—	—	(1,850)
Payments on long-term debt	—	—	(9)	—	—	(9)
Issuance of long-term debt, net	—	182,841	—	—	—	182,841
Capital contribution	—	249,145	—	—	—	249,145
Capital distributions to joint venture partners	—	—	(1,360)	2,184	(830)	(6)

Net cash provided by (used for) financing activities	—	428,164	(1,369)	2,184	(830)	428,149
Net increase in cash and cash equivalents	—	(29,360)	175	(2)	—	(29,187)
Cash and cash equivalents at beginning of period	—	30,681	46	7	—	30,734

Cash and cash equivalents at end of period	$—	$1,321	$221	$5	$—	$1,547

Brookstone, Inc.

Successor Condensed Consolidating Statement of Cash Flows

For the thirty-nine weeks ended September 30, 2006

(In thousands)

(Unaudited)

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$(32,514)	$(32,514)	$(23,730)	$2,509	$53,735	$(32,514)

Adjustments to reconcile net income (loss) to net cash used for operating activities
Depreciation and amortization	—	2,680	7,708	346	—	10,734
Amortization of revaluation of leases	—	—	(153)	—	—	(153)
Amortization of debt discount	—	231	—	—	—	231
Amortization of debt issuance cost	—	1,696	—	—	—	1,696
Stock-based compensation expense	—	834	—	—	—	834
Gain on Cash Flow Hedge		24				24
Other party interests in consolidated entities	—	—	—	—	950	950
Deferred income taxes	—	7,360	(24,350)	—	—	(16,990)
Equity income in subsidiary	32,514	23,730	(1,559)	—	(54,685)	—
Decrease (increase) in other assets	—	(58,858)	64,280	(1,205)	(6,361)	(2,144)
(Decrease) increase in other long-term liabilities	—	1,093	(6,021)	—	6,347	1,419
Changes in working capital:
Accounts receivable, net	—	(492)	484	(869)	—	(877)
Merchandise inventories	—	(24,130)	3,987	(53)	14	(20,182)
Prepaid expenses	—	2,463	(2,400)	—	—	63
Accounts payable	—	4,879	—	—	—	4,879
Other current liabilities	—	(328)	(12,959)	1	—	(13,286)

Net cash provided by (used for) operating activities	—	(71,332)	5,287	729	—	(65,316)
Cash flows from investing activities:
Expenditures for property, plant and equipment	—	(1,427)	(5,342)	—	—	(6,769)

Net cash used for investing activities	—	(1,427)	(5,342)	—	—	(6,769)
Cash flows from financing activities:
Cash payment related to debt financing	—	(349)	—	—	—	(349)
Payments on long-term debt	—	(600)	(79)	—	—	(679)
Stock Purchase	—	(1,520)	—	—	—	(1,520)
Capital contribution	—	225	—	—	—	225
Cash distributions to joint venture partners	—	—	—	(729)	—	(729)

Net cash provided by (used for) financing activities	—	(2,244)	(79)	(729)	—	(3,052)

Net increase in cash and cash equivalents	—	(75,003)	(134)	—	—	(75,137)
Cash and cash equivalents at beginning of period	—	75,926	394	6	—	76,326

Cash and cash equivalents at end of period	$—	$923	$260	$6	$—	$1,189

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

Acquisition

Brookstone, Inc. was acquired on October 4, 2005 through a merger transaction with Brookstone Acquisition Corp., a Delaware corporation formed by OSIM International Ltd and affiliates of J.W. Childs Equity Partners III, L.P. and Temasek Capital (Private) Limited (collectively, the “Sponsors”). The acquisition was accomplished through the merger of Brookstone Acquisition Corp. with and into Brookstone, Inc., with Brookstone, Inc. as the surviving corporation of the merger (the “Transaction”) pursuant to an Agreement and Plan of Merger, dated as of April 15, 2005, and amended as of July 15, 2005, among the Company, Brookstone Holdings Corp. and Brookstone Acquisition Corp. As a result of the Transaction, the Company became a privately held wholly owned subsidiary of OSIM Brookstone Holdings, L.P., the general partner of which is OSIM Brookstone Holdings, Inc.

Sale of Gardeners Eden

On June 29, 2005, the Company announced its plans to sell its Gardeners Eden business, which consisted of five Gardeners Eden stores, one catalog title, Gardeners Eden and its internet site www.Gardenerseden.com. As a result, in the second quarter of Fiscal 2005, the Company began reflecting the results of operations from the Gardeners Eden business as a discontinued operation. For the thirteen-week periods ended September 30, 2006 and October 29, 2005, Gardeners Eden operations resulted in a net loss of $62 thousand (net of tax benefit of $37 thousand) and $1.7 million (net of tax benefit of $1.3 million), respectively. For the thirty-nine week periods ended September 30, 2006 and October 29, 2005, Gardeners Eden operations resulted in a net loss of $380 thousand (net of tax benefit of $210 thousand) and $5.5 million (net of tax benefit of $3.7 million), respectively. The following Management’s Discussion and Analysis of Results of Operations exclude the discontinued operations of Gardener’s Eden.

Change in Fiscal Year

In November 2005, the Company changed its fiscal year end from the Saturday nearest the last day in January to the Saturday nearest the last day in December. As a result of the change, the third quarter Fiscal 2006 results are for the thirteen-week period from July 2, 2006 through September 30, 2006 as compared to the third quarter Fiscal 2005 results for the thirteen-week period from July 31, 2005 through October 29, 2005 and for the thirty-nine week period of January 1, 2006 through September 30, 2006 compared to January 30, 2005 through October 29, 2005.

We did not recast our interim financial statements for Fiscal 2005 because it was not cost justifiable or practicable to compile such information.

Overview

Net sales for the thirteen-week period ended September 30, 2006 were $87.8 million, an increase of 14.4% compared to the third fiscal quarter of 2005 which ended October 29, 2005. When compared to the same thirteen-week period in 2005 (July 3, 2005 through October 1, 2005), total sales increased 17.2% and same store sales increased 6.0%. The Company experienced increased performance in the Kitchen, Stationary, Audio, Comfort,

Personal Care and Massage categories offset by decreases in the Bedding, Automotive, Backyard and Lighting categories When compared to the same thirty-nine week period in 2005 (January 2, 2005 to October 1, 2005) total sales increased 5.5% and same store sales increased 2.5%. While the Company introduces new and updated products in many of its categories as part of its merchandising strategy, there can be no assurance that any such products in these categories will achieve the popularity of existing products or sell at planned levels, which failure could continue to affect our results. In addition, there can be no guarantee that existing products will sell at historical or planned levels, which failure could affect our results.

The Company has provided below a statistical summary of its operating results. The table is presented on a combined basis, in which predecessor (January 30, 2005 through October 3, 2005) and successor (October 4, 2005 through October 29, 2005) Company are reviewed as one. We have incorporated information into the discussion below because we believe it will assist the reader in understanding the Company’s results of operation on a comparative basis and in recognizing underlying trends.

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 30, 2006	October 29, 2005	September 30, 2006	October 29, 2005
Revenues, net
Retail segment	82.4%	81.8%	82.4%	84.3%
Direct segment	17.6%	18.2%	17.6%	15.7%

Total revenues	100.0%	100.0%	100.0%	100.0%
Cost and expenses:
Cost of sales	75.8%	77.4%	75.8%	74.7%
Selling, general and administrative expenses	35.0%	41.3%	36.0%	37.0%

Loss from continuing operations	(10.8)%	(18.7)%	(11.8)%	(11.7)%
Interest expense, net	7.3%	5.4%	7.2%	1.7%

Loss before taxes and other party interests in consolidated entities and discontinued operations	(18.1)%	(24.1)%	(19.0)%	(13.4)%
Other party interests in consolidated entities	0.3%	0.3%	0.4%	0.3%

Loss before taxes and discontinued operations	(18.4)%	(24.4)%	(19.4)%	(13.7)%
Income tax benefit	(6.8)%	(7.6)%	(6.8)%	(4.7)%
Loss on discontinued operations, net of tax	(0.1)%	(2.2)%	(0.1)%	(2.2)%

Net loss	$(11.7)%	$(19.0)%	$(12.7)%	$(11.2)%

Results of Operations

The following Management’s Discussion and Analysis of Results of Operations is presented on a combined basis, in which Predecessor and Successor Company are reviewed as one. We have prepared our discussion of the results of operations by comparing the thirteen and thirty-nine week periods ended September 30, 2006 to the combined Successor and Predecessor results for the thirteen and thirty-nine week periods ended October 29, 2005 as presented below.

Brookstone, Inc.

Combined Consolidated Statement of Operations

($ in thousands)

	Successor	Successor	Predecessor		Successor	Successor	Predecessor
	Thirteen Weeks Ended September 30, 2006	October 4, 2005 to October 29, 2005	July 31, 2005 to October 3, 2005	Thirteen Weeks Combined July 31, 2005 to October 29, 2005	Thirty-nine Weeks Ended September 30, 2006	October 4, 2005 to October 29, 2005	January 30, 2005 to October 3, 2005	Thirty-nine Weeks Combined January 30, 2005 to October 29, 2005
Revenues, net
Retail segment	$72,295	$18,762	$44,021	$62,783	$210,844	$18,762	$184,312	$203,074
Direct segment	15,478	6,175	7,762	13,937	44,960	6,175	31,779	37,954

Total revenues	87,773	24,937	51,783	76,720	255,804	24,937	216,091	241,028

Cost and expenses:
Cost of sales	66,516	20,193	39,219	59,412	193,867	20,193	159,872	180,065
Selling, general and administrative expenses	30,712	10,776	20,881	31,657	92,189	10,776	78,361	89,137

Loss from continuing operations	(9,455)	(6,032)	(8,317)	(14,349)	(30,252)	(6,032)	(22,142)	(28,174)

Interest expense, net	6,394	4,026	128	4,154	18,370	4,026	25	4,051

Loss before taxes and other party interests in consolidated entities and discontinued operations	(15,849)	(10,058)	(8,445)	(18,503)	(48,622)	(10,058)	(22,167)	(32,225)
Other party interests in consolidated entities	302	65	181	246	950	65	687	752

Loss before taxes and discontinued operations	(16,151)	(10,123)	(8,626)	(18,749)	(49,572)	(10,123)	(22,854)	(32,977)

Income tax benefit	(5,925)	(3,447)	(2,417)	(5,864)	(17,438)	(3,447)	(7,887)	(11,334)
Loss on discontinued operations, net of tax	(62)	171	(1,864)	(1,693)	(380)	171	(5,634)	(5,463)

Net loss	$(10,288)	$(6,505)	$(8,073)	$(14,578)	$(32,514)	$(6,505)	$(20,601)	$(27,106)

For the thirteen-week period ended September 30, 2006, net sales increased 14.4%, as compared to the third fiscal quarter of 2005 which ended October 29, 2005. Net sales in the retail segment for the thirteen-week period, increased $9.5 million or 15.1% to $72.3 million as compared to $62.8 million for the third quarter last year. The change was primarily comprised of an increase in same store sales ($6.2 million) versus the third quarter in 2005 which was driven by increases in the Kitchen, Stationary, Audio, Comfort, Personal Care and Massage categories offset by decreases in the Bedding, Automotive, Backyard and Lighting categories as well as from increased revenues generated from the opening of 16 new stores ($4.4 million) and decreased revenue resulting from seven store closings ($1.0 million) subsequent to the third quarter of Fiscal 2005. In addition, revenue during the thirteen-week period ended September 30, 2006 was impacted by decreased revenue from customers for shipping and handling ($100 thousand). For the thirty-nine week period ended September 30, 2006, net sales in the retail segment increased 3.8%, or $7.8 million, to $210.8 million as compared to the thirty-nine week period ended October 29, 2005. This change was comprised of a decrease in same store sales of $1.4 million and a decrease in revenues ($300 thousand) from customers for shipping and handling. Offsetting these decreases were additional revenues from the opening of 16 new stores ($12.0 million) (partially offset by seven store closings ($2.5 million) subsequent to the third quarter of Fiscal 2005). The total number of Brookstone stores open on September 30, 2006 was 307 versus 298 on October 29, 2005.

For the thirteen-week period ended September 30, 2006 direct marketing sales increased 11.1% to $15.5 million as compared to the third quarter of Fiscal 2005, primarily driven by increased internet sales and sales to corporate customers. Offsetting this increase is a decrease of $300 thousand generated from revenues from customers for shipping and handling. For the thirty-nine week period ended September 30, 2006 direct marketing sales increased 18.5% to $45.0 million as compared to the thirty-nine week period of fiscal 2005.

For the thirteen-week period ended September 30, 2006, gross profit as a percentage of net sales increased 1.6% to 24.2% versus 22.6% for the third quarter of Fiscal 2005. This increase is a result of a decrease in occupancy costs of 1.8%, a decrease of 0.3% in order postage expense (costs associated with the delivery of products to customers) offset by a decrease in product margins of 0.5%. For the thirty-nine week period ended September 30, 2006, gross profit as a percentage of net sales decreased 1.1% to 24.2% versus 25.3% for the thirty-nine week period in Fiscal 2005. This decrease is comprised of an increase in occupancy costs of 0.4%, a decrease of 0.1% in order postage expense (costs associated with the delivery of products to customers) and a decrease in product margins of 0.8%. Occupancy costs as a percentage of net sales decreased in the third quarter and increased for the thirty-nine week period of Fiscal 2006 primarily as a result of the same store sales increase and decrease. The decreases in product margins for the quarter and year-to-date resulted primarily from increased markdowns.

For the thirteen-week period ended September 30, 2006, selling, general and administrative expenses as a percentage of net sales decreased 6.3% to 35.0% versus 41.3% for the third quarter of Fiscal 2005 primarily as a result of decreased payroll costs as a percentage of sales of 1.6% and decreased advertising as a percentage of sales of 3.3%. For the thirty-nine week period ended September 30, 2006, selling, general and administrative expenses as a percentage of net sales decreased 1.0% as compared to the thirty-nine week period ended October 29, 2005. This decrease is comprised principally of a decrease in advertising (0.5%) expenses.

Net interest expense for the thirteen-week period ended September 30, 2006 was $6.4 million, compared to net interest expense of $4.2 million for the third quarter of Fiscal 2005. For the thirty-nine week period ended September 30, 2006 net interest expense was $18.4 million as compared to net interest expense of $4 million for the thirty-nine week period in Fiscal 2005. The increase resulted primarily from interest expense associated with the issuance of the senior secured 12% notes in October 2005.

In the third quarter of Fiscal 2006, the Company recorded an income tax benefit on continuing operations of $5.9 million, or 6.8% of net sales, as compared to an income tax benefit on continuing operations of $5.9 million, or 7.6% of net sales, in the third quarter of Fiscal 2005. For the thirty-nine week period the Company recorded an income tax benefit on continuing operations of $17.4 million or 6.8% of net sales in Fiscal 2006 compared to an income tax benefit on continuing operations of $11.3 million in Fiscal 2005. For the third quarter of Fiscal 2006, the tax rate on continuing operations was 36.7% of loss before income taxes based upon calculation of the discrete tax rate for the thirty-nine week period ended September 30, 2006. For the third quarter in Fiscal 2005, the tax rate on continuing operations was 31.3% of loss before income taxes, based on the discrete method for the predecessor period and the effective annualized effective tax rate for the successor period. For the thirty-nine week period the tax rate on continuing operations was 35.2% and 34.4% in Fiscal 2006 and Fiscal 2005, respectively, based upon the methodologies described for the quarters. The increase in the effective tax rate for the current period from the prior year is related to the impact on the third quarter resulting from the use of the discrete period method for estimating taxes for the thirty-nine weeks, as well as permanent tax differences.

Two airport stores in Dallas Fort Worth, two airport stores in Las Vegas, two airport stores in Chicago and four airport stores in Atlanta operate under separate joint venture arrangements with respect to each city. The Company has a 65% ownership interest in the Dallas Fort Worth venture, an 80% ownership interest in the Las Vegas venture, a 70% ownership interest in the Chicago venture and a 49% ownership interest in the Atlanta venture. Other Party Interests in Consolidated Entities represents the ownership interests in the net income for these joint ventures belonging to the Company’s joint venture partners (the 35% ownership in the Dallas Fort Worth venture, the 20% ownership interest in the Las Vegas venture, the 30% ownership interest in the Chicago venture and the 51% ownership interest in the Atlanta venture). For the thirteen-weeks ended September 30, 2006 and October 29, 2005, other party interests in consolidated entities totaled $302 thousand and $246 thousand, respectively. For the thirty-nine week periods other party interests in consolidated entities totaled $950 thousand and $752 thousand, respectively.

As a result of the foregoing, for the thirteen-week and thirty-nine week periods ended September 30, 2006 the Company reported a loss from continuing operations of $10.2 million and $32.1 million, respectively, as compared to a loss from continuing operations of $12.9 and $21.6 million for the thirteen-week and thirty-nine week periods ended October 29, 2005, respectively. After discontinued operations, for the thirteen-week and thirty-nine week periods ended September 30, 2006 the Company reported a loss of $10.3 million and $32.5 million, respectively, as compared to a loss of $14.6 and $27.1 million for the thirteen-week and thirty-nine week periods ended October 29, 2005, respectively

Financial Condition, Liquidity and Capital Resources

Cash flows for the thirty-nine week period ended September 30, 2006

For the thirty-nine week period ended September 30, 2006, the Company’s cash position decreased $76.3 million to $1.2 million. Cash used for operations totaled $65.3 million primarily as a result of payment of merchandise purchases to support the Fiscal 2005 holiday selling season, the Company’s net loss from operations, and a decrease in other current liabilities resulting primarily from the payment of sales taxes.

Cash of $6.8 million was utilized to fund capital expenditures in the thirty-nine week period ended September 30, 2006 primarily related to the opening of nine new Brookstone stores, the remodeling of six Brookstone stores and construction related to stores anticipated to open or be remodeled in the fiscal year. In Fiscal 2006, the Company anticipates opening approximately 15 new Brookstone stores and remodeling approximately six locations.

Net cash used for financing activities totaled approximately $3.1 million in the thirty-nine week period ended September 30, 2006 reflecting a capital distribution to our parent company ($1.5 million), payments on long-term debt ($679 thousand) and distributions to joint venture partners ($729 thousand).

Cash flows for the thirty-nine week period ended October 29, 2005

For the thirty-nine week period ended October 29, 2005, the Company’s cash position decreased $84.7 million to $1.5 million. Cash used for operations totaled $51.3 million primarily as a result of merchandise purchases to support the holiday selling season, the Company’s net loss from operations and a decrease in other current liabilities resulting primarily from the payment of income taxes ($11.4 million) and the payment of accrued incentive compensation ($5.4 million). An increase in accounts payable of $22.2 million consistent with the increase in inventory purchases partially offset these uses of cash.

Cash provided by financing activities was $427.6 million primarily reflecting the capital contributions and debt required to complete the Transaction (see Note 3 to the accompanying Consolidated Financial Statements).

The Company used cash of $460.9 million primarily to complete the acquisition and to fund capital expenditures ($12.1 million) during Fiscal 2005.

Other Balance Sheet Changes

Receivables increased 8.0% to $11.8 million at September 30, 2006 as compared to $10.9 million at December 31, 2005 primarily as a result of the increased sales to corporate customers. Merchandise inventories increased to $95.9 million at September 30, 2006 as compared to $75.7 million at December 31, 2005 in preparation for the holiday selling season. Deferred income taxes increased $15.9 million as a result of the Company’s recording an income tax benefit related to the loss before taxes incurred by the Company.

The Company maintains an asset based lending agreement that provides up to a maximum of $100 million to finance inventory purchases, which historically peaks in the third quarter in anticipation of the winter holiday selling season. At September 30, 2006 and December 31, 2005, the Company had no cash borrowings outstanding under this senior secured credit facility. The Company had no outstanding cash borrowings under its previous revolving credit agreement (which was terminated upon the closing of the transaction) at October 4, 2005.

Cash flows for the remainder of Fiscal 2006

The Company believes that cash on hand, anticipated cash generated from operations and available borrowings will be sufficient to finance its remaining cash expenditures and capital requirements in Fiscal 2006. In Fiscal 2006, the Company anticipates funding a maximum of $650,000 for its obligation under its defined pension plan.

Critical Accounting Estimates

The preparation of the Company’s consolidated financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expense during the reporting periods. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 2 of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 describe the significant accounting policies and critical accounting estimates used in the preparation of the consolidated financial statements. A complete excerpt of Note 2 has been filed as Exhibit (99.2) to this report. The Company’s management is required to make judgments and estimates about the effect of matters that are inherently uncertain. Actual results could differ from management’s estimates. There have been no significant changes in the Company’s critical accounting estimates during the quarter ended September 30, 2006.

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

The Company’s Fiscal 2005 annual report on Form 10-K posted on the Company’s website at www.brookstone.com also contains information about market risks under “Item 7A. Quantitative and Qualitative Disclosures About Market Risk.” A complete excerpt of Item 7A of such report has been filed as Exhibit 99.1 to this report. There have been no material changes in our exposure to market risks during the thirteen-weeks ended September 30, 2006.

ITEM 4. Controls and Procedures.

The Company carried out an evaluation, under the supervision and with the participation of the Company’s Disclosure Committee and the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2006 pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective. There have not been any changes in the Company’s internal controls over financial reporting that have occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II

OTHER INFORMATION

ITEM 1. Legal Proceedings.

On September 15, 2004, a putative class action was commenced against us in the California Superior Court in Los Angeles County. The complaint, as amended, alleges, among other things, that we engaged in unfair business practices under California’s Unfair Competition Laws in connection with the manufacture and sale of certain air purifiers. On May 4, 2006, the Superior Court issued a decision certifying that the action may be brought on a class-wide basis. A trial is scheduled for March 5, 2007. We believe this lawsuit is without merit and intend to defend ourselves vigorously if the matter cannot otherwise be resolved.

On June 23, 2005, we were served with a lawsuit in the United States District Court for the Southern District of Alabama (Southern Division) as a class action on behalf of all consumers who purchased a certain air purifier from us alleging, among other things, that such products were not suitable for the purposes for which they were intended. The lawsuit seeks unspecified damages. After the plaintiff’s motion for class certification and our opposition to the motion were filed with the court, the parties engaged in settlement negotiations with the assistance of a professional mediator. On October 18, 2006, the parties reported to the court that they had settled the plaintiff’s claims against us. The amounts we would be required to pay under the settlement, which is still subject to final approval by the court, have been recorded as an adjustment to the successor company’s opening Balance Sheet. There is no finding or admission of fault by us as part of the settlement.

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

We are purchasing a substantial portion of our merchandise from foreign vendors, including, but not limited to, Asia. Although we expect this strategy to increase profit margins for these products, our reliance on such vendors subjects us to associated legal, social, political and economic risks, including, but not limited to, import, licensing and trade restrictions. In particular, economic relations between the United States and China have historically had a potential for volatility, the recurrence of which could have a material adverse impact on our operations and results. There is increasing political pressure on China to permit the exchange rate of its currency, the Chinese Yuan (“CNY”), to float against the U.S. Dollar (“USD”). Although substantially all of our supply contracts in China are denominated in USD, our suppliers could attempt to renegotiate these contracts and increase costs to us if the

CNY/USD exchange rate were to change. We are also subject to the risk that the manufacturers abroad who ultimately manufacture our products may employ labor practices that are not consistent with acceptable practices in the United States. In any such event, we could be hurt by negative publicity with respect to those practices and, in some cases, face liability for those practices.

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

We intend to expand the Brookstone concept into Asia and other international markets. We cannot assure you that we will maintain significant operations internationally or that any such operations will be successful. Any international operations we establish will be subject to risks similar to those affecting our existing operations in the United States in addition to a number of other risks, including:

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

Our Sponsors’ interests may conflict with the interests of other security holders of the Company.

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

The interests of our Sponsors could conflict with the interests of other security holders of the Company. For example, if we encounter financial difficulties or are unable to pay our debts as they mature, the interests of our Sponsors might conflict with the interests of other security holders of the Company. Our Sponsors may also have an interest in pursuing acquisitions, divestitures, financings or other transactions, including dividend payments to the holders of our equity that, in their judgment, could enhance their equity investments, even though such transactions might involve risks to other security holders of the Company.

Our substantial indebtedness could adversely affect our financial health.

We currently have a significant amount of indebtedness. As of September 30, 2006, we had total indebtedness of $190.6 million (of which $183.0 million consisted of the senior secured notes, net of discount on the notes of $2.0 million, and the balance consisted of other debt).

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

None.

ITEM 3. Defaults Upon Senior Securities.

None.

ITEM 4. Submission of Matters to a Vote of Security Holders.

None.

ITEM 5. Other Information.

During the Company’s third quarter of Fiscal 2006, Mr. Alexander M. Winiecki resigned from his position as the Executive Vice President, Store Operations, of the Company.

Upon his resignation from the Company, Mr. Winiecki and the Company entered into a Separation Agreement, which Separation Agreement was amended and restated as of November [14], 2006. Under the terms of the Separation Agreement, Mr. Winiecki will receive his base salary for a period of ten months commencing on July 12, 2006 and his Company-sponsored medical and dental benefits will be continued until October 2008. In addition, as further described in Note 5 to the Consolidated Financial Statements filed on this Form 10-Q, OBH LP has exercised its right to repurchase all of the equity held by Mr. Winiecki in OBH LP and OSIM Brookstone Holdings, Inc. for Mr. Winiecki’s cost price in such equity, payable in two equal installments.

In accordance with the terms of the Separation Agreement, the employment agreement between the Company and Mr. Winiecki, dated October 4, 2005, was terminated, with the exception of certain restrictive covenants, including covenants regarding non-competition, non-solicitation and non-disparagement. Except as provided in the Separation Agreement, all rights of Mr. Winiecki maintained under the employment agreement following his termination of employment, including his rights to receive his base salary, bonus and benefits, were terminated pursuant to the terms of the Separation Agreement.

The preceding description is summary in nature and does not purport to be complete. A complete copy of the Amended and Restated Separation Agreement is attached hereto as Exhibit 10.1.

ITEM 6. Exhibits.

10.1	Amended and Restated Separation Agreement and General Release, among Alex M. Winiecki and Brookstone, Inc. (filed herewith).

31.1	Certification of Principal Executive Officer in the Form Provided by Rule 15d-14 of the Securities Exchange Act of 1934 (filed herewith)

31.2	Certification of Principal Financial Officer in the Form Provided by Rule 15d-14 of the Securities Exchange Act of 1934 (filed herewith)

32.1	Certification of Chief Executive Officer in the Form Provided by Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Chief Financial Officer in the Form Provided by Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

99.1	Excerpt of Item 7A from the Company’s Fiscal 2005 Annual Report (filed herewith)

99.2	Excerpt of Note 2 of the Notes to Consolidated Financial Statements from the Company’s Fiscal 2005 Annual Report (filed herewith)

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Brookstone, Inc.
(Registrant)

/s/ Philip W. Roizin
November 14, 2006	(Signature)
Philip W. Roizin
Executive Vice President Finance and Administration,
Treasurer and Secretary
(Principal Financial Officer
and duly authorized to sign on behalf of the Company)

Exhibit Index

Exhibit Number	Exhibit
10.1	Amended and Restated Separation Agreement and General Release, among Alex M. Winiecki and Brookstone, Inc. (filed herewith).

31.1	Certification of Principal Executive Officer in the Form Provided by Rule 15d-14 of the Securities Exchange Act of 1934 (filed herewith)

31.2	Certification of Principal Financial Officer in the Form Provided by Rule 15d-14 of the Securities Exchange Act of 1934 (filed herewith)

32.1	Certification of Chief Executive Officer in the Form Provided by Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Chief Financial Officer in the Form Provided by Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

99.1	Excerpt of Item 7A from the Company’s Fiscal 2005 Annual Report (filed herewith)

99.2	Excerpt of Note 2 of the Notes to Consolidated Financial Statements from the Company’s Fiscal 2005 Annual Report (filed herewith)