Form 10-K
period 2006-12-30
BROOKSTONE INC
filed 2007-03-29
CIK 830134

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended	Commission File Number
December 30, 2006	0-21406

BROOKSTONE, INC.

(Exact name of registrant as specified in its charter)

Delaware	06-1182895
(State of Incorporation)	(I.R.S. Employer Identification No.)

One Innovation Way

Merrimack, NH 03054

603-880-9500

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Act.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)    Yes  ☐    No  ☒

The aggregate market value of the registrant’s voting and non-voting stock held by non-affiliates is zero. The registrant is a privately held corporation.

The registrant had one share of common stock, par value $0.01, outstanding as of March 19, 2007.

Documents Incorporated By Reference

None

BROOKSTONE, INC.

2006 FORM 10-K ANNUAL REPORT

Forward-Looking Statements

This Annual Report on Form 10-K, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7, contains forward-looking statements. These statements are based on current expectations and assumptions that are subject to risks and uncertainties. If the risks or uncertainties materialize or the expectations or assumptions prove incorrect, the results of Brookstone, Inc. and its consolidated subsidiaries (“Brookstone”) may differ materially from those expressed or implied by such forward-looking statements and assumptions.

Forward-looking statements involve matters that are not historical facts and may be identified by words such as “expect,” “anticipate,” “intend,” “plan,” “targets,” “likely,” “will,” “believe,” “may,” “should,” “could” or “estimate” or similar expressions or phrases. By way of example, forward-looking statements include, but are not limited to, the following: any projections of earnings, revenue, expenses or other financial items; any statements of the plans, strategies and objectives of management for future operations, including the execution of restructuring plans and remediation of execution issues; any statements concerning developments, performance or market share relating to products or services; any statements regarding future economic conditions or performance; any statements regarding pending investigations, claims or disputes; any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing.

The risk and uncertainties referred to above include, but are not limited to, those set forth below under the heading “Risk Factors” in Item 1A of this report, and that are otherwise described from time to time in Brookstone’s reports posted on its website after this report. Brookstone assumes no obligation and does not intend to update these forward-looking statements.

Change in Fiscal Year

Effective November 2005, the Company changed its fiscal year end from the Saturday closest to the end of January to the Saturday closest to the end of December. As a result, the transition period beginning January 30, 2005 and ending December 31, 2005 is referred to as “Fiscal 2005.” This report for “Fiscal 2006” covers the period beginning January 1, 2006 through December 30, 2006.

PART I

BUSINESS

ITEM 1.	Business

Founded in 1965, Brookstone (“we,” “our” or “the Company”) is a leading nationwide specialty retailer and product development company. Our strategy is to develop unique, innovative, Brookstone-branded products, in addition to other unique products not widely distributed and offer them for sale to customers via our proprietary distribution channels, which consist of our retail stores, our internet website and our catalogs. Our products are intended to make some aspect of our customer’s life easier, better, more enjoyable or more fun, qualities that we believe make our products particularly well suited for gift giving. Our portfolio is composed of the Brookstone and Hard-to-Find Tools brands. The Brookstone brand includes products in four main categories: home and office, travel and auto, outdoor living and health and fitness, and it consists of approximately 800 Stock Keeping Units or SKUs. Approximately 60% of Brookstone products are priced at $40.00 or less, although items in our stores range in price from less than $5.00 to approximately $4,500.00. The Hard-to-Find Tools brand, which operates primarily through catalogs and the internet, features products that offer innovative solutions to common problems and tasks around the home and garden.

Our proprietary distribution channels as of December 30, 2006 include 310 Brookstone stores (including 47 airport-based stores and four outlet stores), our internet website and our catalogs. Our Brookstone store prototype is approximately 3,500 sq. ft. with approximately 700 SKUs and our stores are located in many of the preeminent retail shopping malls around the country. Our airport-based stores generally range in size from approximately 600 to 2,000 sq. ft. and carry approximately 250 to 450 SKUs. In addition to these full-year stores, we operate approximately 65 Brookstone seasonal stores per year, which are typically open during the winter holiday selling season. We also market directly to customers via catalogs under both of our brands and via the internet at www.brookstone.com. We employ a multi-channel marketing strategy to maximize synergies among our proprietary distribution channels and to cost effectively present a unified brand to the customer. From Fiscal 2003 to Fiscal 2006, we increased the Brookstone catalog circulation from approximately 26.6 million to approximately 36.9 million, while simultaneously decreasing the cost per circulated catalog. The total catalog circulation for both of our brands during Fiscal 2006 was approximately 59.4 million catalogs.

We believe our strength is identifying, developing and selling products that are functional in purpose, distinctive in quality and design and not widely available from other retailers. We believe our success is dependent to a large degree on our expertise in product development and our ability to introduce new or updated products in a timely manner. To maintain a fresh and appealing selection of products, we strive to replace or update approximately 30% of the items in our merchandising assortment every year. Significantly, a key element of our strategy has been, and will continue to be, to increase the mix of Brookstone-branded products, which generate higher gross margins. A significant portion of our sales are generated from Brookstone branded products. As of the end of December 2006, more than 70% of our net sales for the current fiscal year were derived from Brookstone-branded products. We source our products internationally through an efficient network of third party manufacturers and vendors; however, we own most of our proprietary product molds and also protect our intellectual property by obtaining patents on our products as appropriate. We believe that selling Brookstone-branded products reinforces our franchise value and generates and strengthens customer loyalty.

Our parent, Brookstone, Inc., the reporting entity, was incorporated in Delaware in 1986. Brookstone, Inc. is a holding company, the principal asset of which is the capital stock of Brookstone Company, Inc., a New Hampshire corporation that, along with its direct and indirect subsidiaries, operates Brookstone, Inc.’s business.

Brookstone, Inc. (“Predecessor Company”) was acquired on October 4, 2005 through a merger transaction with Brookstone Acquisition Corp., a Delaware corporation formed by OSIM International Ltd (“OSIM”) and affiliates of J.W. Childs Equity Partners III, L.P. (“JWC”) and Temasek Capital (Private) Limited (“Temasek Capital”, and collectively, the “Sponsors”). The acquisition was accomplished through the merger of Brookstone Acquisition Corp. with and into Brookstone, Inc., with Brookstone, Inc. as the surviving corporation (“Successor Company”) of the merger (the “Transaction”) pursuant to an Agreement and Plan of Merger (the “Merger Agreement”), dated as of April 15, 2005, and amended as of July 15, 2005, among the Company, Brookstone Holdings Corp. and Brookstone Acquisition Corp. As a result of the Transaction, the Company became a privately held indirect wholly owned subsidiary of OSIM Brookstone Holdings, L.P. (“OBH L.P.”), the general partner of which is OSIM Brookstone Holdings, Inc. (“OBH GP”).

Our Strategy

Our primary strategic goal is to be the leader in developing, identifying and selling products that are functional in purpose, distinctive in quality and design and not widely available from other retailers by pursuing the following objectives:

•

Develop Unique, Functional and Proprietary Products. We believe our success derives from our ability to introduce new or updated products in a timely manner. We expect to continue our current strategy of replacing or updating approximately 30% of the items in our merchandise assortment every year, thereby maintaining customer interest through the freshness of our product selections and further establishing us as a leader in identifying and offering high quality, functional products that are not widely available from other retailers. We will continue to focus on increasing sales of Brookstone proprietary products, which we believe reinforces the value of our brand and strengthens customer loyalty. We will also continue to pursue functional and design patents as appropriate, and we will continue to vigorously protect our intellectual property.

•

Continue to Expand the Brand Footprint and Drive Sales Growth by Leveraging Our Proprietary Sales Channels. We plan to grow the Brookstone brand via the continued utilization of our proprietary sales channels, including an increase in Brookstone catalog distribution and the opening of new stores. We plan to increase our store count by approximately 15 to 20 locations per year. We also intend to continue to drive direct sales growth by increasing our targeted catalog circulation, which has historically increased sales in all channels.

•

Focus on Margin Expansion. We plan to focus on expanding margins via continued emphasis on increasing the proportion of sales from proprietary branded products and leveraging our multi-channel marketing network and state-of-the-art distribution center. Sales growth will also position us to expand our margins by leveraging our corporate structure to realize economies of scale. Additionally, we will continue to focus on efficient and effective logistics management. Over the last several years, we invested more than $13.0 million in our distribution center located in Mexico, Missouri, expanding the facility by approximately 200,000 square feet to approximately 400,000 square feet and upgrading our material handling and information technology systems. With respect to product development and manufacturing, we also plan to continue our focus on reducing sourcing costs by continuing to improve the efficiency of our sourcing process.

•

Leverage Our Relationship with OSIM International Ltd. We believe our relationship with OSIM, will provide us with the ability to realize both revenue and cost synergies. Established in 1980, OSIM is a global leader in healthy lifestyle products and operates a wide point-of-sales network of over 1,000 outlets in Asia, Australia, Africa, the Middle East, United Kingdom and North America. We believe we can tap into OSIM’s proprietary product offering to drive revenue growth by allowing us exclusive access in the United States under certain conditions to products that have not been available to us historically.

Merchandising

The Brookstone brand seeks to be a leader in identifying and selling products that are functional in purpose, distinctive in quality and design and not widely available from other retailers. Our products are intended to make some aspect of the user’s life easier, better, more enjoyable or more comfortable. The following lists Brookstone’s four current product worlds and 18 current product categories:

Outdoor Living	Health & Fitness	Home & Office	Travel & Auto
Backyard Leisure	Personal Care	Audio/Video	Automobile
Garden	Personal Accessories	Optical	Travel
	Bedding	Wine	Tools
	Massage	Kitchen	Lighting
Games
Stationery
Time/Weather
Home Comfort

We bring to market unique, high-quality and functional products that resonate with our customers and enhance their lives. Every year we introduce new merchandise across a wide range of categories. In 2006, these products included: the Brookstone Weather Forecaster, and our 10 inch Digital Picture Frame.

Because of our dedication to product development, we have obtained a number of utility and design patents for our products. We convey the features and benefits of our merchandise through a variety of mediums, including in-store, catalog and internet marketing, attentive customer service and an aggressive public relations program that seeks to generate news media coverage of our most compelling and iconic products.

We believe the qualities of our products make them suitable for gift giving. We believe that a majority of our sales are attributable to products purchased as gifts, especially for men, and our two busiest selling seasons occur prior to Christmas and Father’s Day. Our products incorporate a quality, design and function that set them apart from other retail products in the marketplace. In addition, we believe that our marketing and customer-education efforts provide an important and effective connection to the purchase of a gift, particularly as a way to convey a product’s innovation, quality and functionality to customers searching for features and benefits that the gift recipient would find most attractive.

We seek to price our products to convey a strong quality-value quotient to the typical customer. Approximately 60% of Brookstone products are priced at $40.00 or less, although items in our stores range in price from less than $5.00 to approximately $4,500.00. We closely monitor gross-profit dollar contribution by SKU and adjust merchandise assortment and displays accordingly.

We believe that our success depends to a large degree upon our ability to introduce new or updated products in a timely manner. Our current policy is to strive to replace or update approximately 30% of the items in our merchandise assortment every year, thereby maintaining customer interest through the freshness of our product selections and further establishing Brookstone as a leader in identifying and offering high quality, functional products which are not widely available from other retailers. While the average sales life of our products is between two and four years, the sales life of certain products may be significantly shorter.

Marketing

Our principal marketing vehicles are the Brookstone stores, our catalogs and our internet website. Our open storefront design and window displays are designed to attract shoppers into our stores by highlighting products that are anticipated to be of particular interest to customers and are appropriate for the season. Both our Brookstone catalog and our website identify our retail store locations, and the stores advertise our website and supply customers with catalogs. Our merchandising strategy does not depend on price discounting. We have a multi-channel marketing strategy that maximizes synergies among our proprietary distribution channels and cost effectively presents a unified brand to the customer. From Fiscal 2003 to Fiscal 2006, we increased the Brookstone catalog circulation from approximately 26.6 million catalogs to approximately 36.9 million catalogs, while simultaneously decreasing the cost per circulated catalog. The total catalog circulation for both of our brands during Fiscal 2006 was approximately 59.4 million catalogs.

In addition to our retail stores, catalogs and the internet website, we market our brand and products to consumers via an aggressive public relations campaign aimed at the news media. Certain of our key products have appeared prominently in a variety of national publications including The New York Times, The Wall St. Journal, USA Today, Time and Newsweek, as well as on some of the country’s top television shows, including The Oprah Winfrey Show, Today, Good Morning America, The View and The Ellen DeGeneres Show.

Product Sourcing

We continually seek to develop, identify and introduce new products that meet our quality and profitability standards. We employ 23 merchandise professionals who focus on developing and selecting new products that differentiate us in the marketplace. These professionals also travel worldwide visiting trade shows, manufacturers and inventors in search of new products. We have worked through a dedicated sourcing office in Asia since 1995 and we utilize over 200 vendors and suppliers in the region. Our merchandise directors develop relationships with contract manufacturers and coordinate with our sourcing teams in Hong Kong, Taiwan, Korea, China and Paris and our quality control teams in China. We also own the manufacturing molds for most of our Brookstone-branded products. Our sourcing network allows us to monitor and maintain quality standards throughout the development and manufacturing process and provides us with the flexibility to match manufacturing capacity with demand. Brookstone Labs, our in-house design group based in New Hampshire, helps translate the strategies of our merchandising professionals into a consistent and unique design esthetic. Our success in developing innovative products is evidenced by the numerous utility and design patents that we have received.

When determining which products to introduce, we take into account the probable cost of the product relative to what we believe the product’s appropriate selling price will be, as well as whether the product has the potential to be available through mass-merchant channels, thereby diluting the sense of uniqueness which we seek to convey to our customers. While the time between the approval of a new product and its introduction in the stores varies widely, the typical period is between three months and six months. For products designed by us, the period from conception of the idea to introduction in the stores can be significantly longer.

Retail Store Business

In Fiscal 2006, the retail store business segment accounted for approximately 80% of the Company’s net sales, 82% in Fiscal 2005 and 83% in Fiscal 2004.

The Brookstone Store. We design our stores to convey a distinctive appearance and interactive shopping experience to the customer. We attempt to emphasize the visual aspects of our merchandise presentation and to create a sense of “theater” in our stores. Recognizing the functional nature of many of our products, we strive to present our merchandise in a manner that will spark the interest of shoppers and encourage them to pick up sample products. At least one sample of each product is often displayed with an information card highlighting the features and benefits of the product in an easy-to-read format. Special signs and displays give prominence to selected products that we believe shoppers will find particularly appealing. We continue to refine our retail stores. Our current non-airport store prototype was awarded best new specialty store design in 2003 by Display and Design Ideas magazine. In Fiscal 2006 we continued to roll out our new-store prototype intended to better showcase our innovative products. During Fiscal 2006, we opened 15 new Brookstone-branded stores, including five in airports, and remodeled or relocated six existing stores using this new-store prototype.

Seasonal Stores. Our seasonal stores are typically open during the winter holiday selling season. These include both kiosks positioned in common areas of shopping malls and other retail sites and temporary stores set up within vacant retail in-line space. These locations are designed to carry a limited line of our most popular, gift-oriented merchandise. The typical Brookstone kiosk is a temporary structure of approximately 180 square feet, which can carry approximately 115 SKUs. The typical temporary in-line store has approximately 1,000 square feet and is designed to carry up to approximately 150 SKUs. Both kiosks and temporary stores are built with reusable, portable and modular materials.

Store Operation and Training

We employ regional vice presidents, district managers and associate district managers to supervise our stores. Staffing of a typical store includes a store manager, an assistant store manager, a second assistant store manager and approximately five to 15 full-time and part-time sales associates, depending upon the time of year. Store associates are trained to inform and assist customers in the features, benefits and operation of our merchandise. Store associates usually receive weekly product updates from our headquarters, which highlight both new and other selected products. We have developed incentive compensation programs for our retail store team that compensates store managers based on sales. District and regional managers are compensated on store profitability, among other factors.

We use “Closing Strong” and “Prodigy” selling-skills programs designed to train all associates in the art of identifying and qualifying customers and in closing the sale. The programs focus on generating incremental sales through increasing add-on sales, units per transaction and big-ticket sales.

Site Selection and Expansion

As of December 30, 2006, we operated 310 Brookstone stores in 42 states, the District of Columbia and Puerto Rico. Our stores are primarily located in high-traffic regional malls, as well as in central retail districts and multi-use specialty projects, such as Copley Square in Boston, The Venetian in Las Vegas, Rockefeller Center in New York City and Mohegan Sun in Connecticut. We operate 47 stores in airport terminals throughout the country.

We strive to locate our stores in areas that attract large numbers of shoppers and reinforce our quality image. For our non-airport stores, we determine optimal store locations via careful analyses of local demographics, the store location within the mall or shopping district and lease economics. Our airport locations are selected based on enplanement data, the store location within the airport, as well as lease economics. We believe that we are able to negotiate favorable and flexible lease terms for our mall, airport, street-side locations as well as our seasonal stores because of our brand strength and our ability to offer consumers a unique product offering. Our non-airport Brookstone stores average approximately 3,500 square feet, approximately 2,800 of which is selling space. Airport stores generally range in size from approximately 600 to 2,000 square feet and carry a narrower assortment of our products targeted specifically to the airport customer.

Our store-expansion strategy focuses on opening stores in existing markets where we can build on our name recognition and achieve certain operating economies of scale, and in new markets where management believes it can successfully transport our unique positioning and strategy. We opened 15 Brookstone-brand stores in Fiscal 2006, including 5 stores in airports and 1 outlet store; 19 stores in Fiscal 2005, including six stores in airports; 18 stores in Fiscal 2004, including three in airports; 17 stores in Fiscal 2003, including eight in airports; and 12 stores in Fiscal 2002, including six in airports. We plan to increase our store count by approximately 15 to 20 locations per year. We continually monitor individual store profitability and will consider closing any stores that do not meet our performance criteria.

During the 2006 winter holiday season, we operated 68 seasonal stores (28 kiosks and 40 temporary in-line); during 2005, 70 seasonal stores (33 kiosks and 37 temporary in-line); during 2004, 61 seasonal stores (23 kiosks and 38 temporary in-line); during 2003, 67 seasonal stores (33 kiosks and 34 temporary in-line); and during 2002, 64 seasonal stores (27 kiosks and 37 temporary in-line). We plan to operate approximately 65 seasonal stores during the 2007 winter holiday selling season based on the availability of acceptable sites. Use of seasonal stores also provides us with the ability to test retail sites during the period of the year when customer traffic and sales prospects are traditionally the greatest. In certain cases, seasonal stores may be operated at a mall where there is a Brookstone retail store.

Direct Marketing Business

Our company was founded in 1965 as a mail-order marketer of hard-to-find tools. In Fiscal 2006 the direct marketing segment accounted for approximately 20% of our net sales, in Fiscal 2005, 18% and in Fiscal 2004, 17%. Our direct marketing business includes our Brookstone and Hard-to-Find Tools catalog titles, the www.brookstone.com internet website, as well as sales to corporate customers. In Fiscal 2006, we mailed a total of approximately 59.4 million Brookstone and Hard-to-Find Tools catalogs, with 29 separate mail dates.

The Brookstone catalog offers a selection of merchandise generally available in our retail stores. The Brookstone catalog is usually distributed nine to 13 times per year. The largest mailings of the Brookstone catalog occur immediately before Father’s Day and during the November and December winter holiday season, which coincide with our two busiest selling periods. We mail the Brookstone catalog to people with demographic profiles similar to those of our store customers.

The Hard-to-Find Tools catalog features a broad assortment of approximately 2,000 products, conveyed in what we believe to be an informative and convenient format. While Brookstone stores attract customers primarily seeking innovative gifts, the Hard-to-Find Tools catalog appeals to a decidedly self-purchasing customer looking for solutions to challenges around the home and garden. Approximately 90% of the Hard-to-Find Tools products are unique to the catalog and not available in Brookstone stores.

The Company continuously tests different mailing and catalog circulation strategies. In Fiscal 2007, the Company plans to test combining product selections that have been historically offered in both of our catalogs into a single Brookstone catalog with a consolidated assortment of products from both brands.

Since 1996, we have operated an interactive internet website (www.brookstone.com) that features a complete offering of products available in our retail stores and in the Brookstone and Hard-to-Find Tools catalogs. The website serves an important role in our integrated multi-channel strategy.

Merchandising, Marketing and Product Sourcing

We employ a merchandising team dedicated exclusively to identifying products for our direct marketing business. The approval process for new direct marketing products is similar to the approval process for new products in our stores. A dedicated staff selects products for the Brookstone catalog and internet website from the product assortment available in our stores, plus catalog and internet-exclusive products in existing categories. Products for all catalogs are chosen based on their previous or estimated direct marketing order productivity. We also employ a marketing staff responsible for list selection, management of marketing offers and tests of catalog activity.

Distribution and Management Information Systems

The Company operates a single distribution center in Mexico, Missouri that is approximately 400,000 square feet and utilizes a “state of the art” material handling system (the “Distribution Center”).

We receive and distribute nearly all our inventory through the Distribution Center, which supports both our retail store and direct marketing distribution channels. We seek to maintain an inventory of products in the Distribution Center that will ensure a sufficient supply for sale to customers. Distributions to stores are made, at a minimum, on a weekly basis predominantly via United Parcel Service (“UPS”). Distributions to direct marketing customers are made daily, predominantly via UPS. Additionally, certain of our products are shipped to customers directly by vendors.

The Distribution Center also houses our Direct Marketing Customer Sales and Contact Center. We utilize an outside customer sales and contact center to handle overflow order calls and to provide coverage during off-peak hours.

Efficient and effective logistics management is a primary focus for us throughout the supply chain. We use distribution control software and a sales and inventory management system. These systems, along with the store-based point-of-sale system and our direct marketing management system, are designed to provide daily tracking of item activity and availability to our inventory allocation and distribution teams. Additionally, we use a client-based system to forecast sales and plan distribution requirements. This system is designed to generate weekly sales forecasts by SKU and by selling location to determine replenishment requirements and to recommend optimal inventory purchases to the merchandise procurement team.

Headquarters Facility

In 2004, we completed construction and moved into a new, 100,000 square-foot headquarters building in Merrimack, New Hampshire. We believe the new headquarters building will accommodate our growth for the foreseeable future.

Vendors

We currently conduct business with approximately 650 vendors, of which approximately 200 are located overseas. In Fiscal 2006, no single vendor supplied products representing more than 13% of net sales, with the 10 largest vendors representing approximately 42% of net sales. Our operating results could be adversely affected if any of our 10 largest vendors were unable to continue to fill our orders for such vendor products or failed to fill those orders in a timely manner.

Seasonality

Our sales in the second fiscal quarter are generally higher than sales during the first and third quarters as a result of sales in connection with Father’s Day. The fourth fiscal quarter, which includes the winter holiday selling season, has historically produced a disproportionate amount of our net sales and substantially all of our income from operations.

Competition

Competition is highly intense among specialty retailers, traditional department stores and mass-merchant discount stores in regional shopping malls and other high-traffic retail locations. We strive to compete for customers principally on the basis of product assortment, convenience, customer service, price and the attractiveness of our retail stores. We also compete against other retailers and other businesses for suitable real estate locations and qualified management personnel. Because of the highly seasonal nature of our business, competitive factors are most important during the winter holiday selling season.

We seek to differentiate our company from department and mass-merchant discount stores—which offer a broader assortment of consumer products—by providing a concentrated selection of functional, hard-to-find products of distinctive quality and design. We believe that the uniqueness, functionality and general affordability of our products differentiate us from other mall-based specialty retailers and specialty companies that primarily or exclusively offer their products through direct marketing channels.

Our direct marketing business competes with other direct marketing retailers offering similar products. The direct marketing industry has become increasingly competitive in recent years. We believe that the number of catalogs mailed to consumers has increased and retailers’ use of the internet is widespread.

Environmental Matters

Compliance with federal, state and local environmental regulations has not had, nor is it reasonably expected to have, any material effect on our capital expenditures, earnings or competitive position based on information and circumstances known to us at this time.

Employees

As of February 24, 2007, we had 1,311 regular full-time associates, of which 731 were salaried and 580 were hourly. As of such date, we also employed an additional 1,481 part-time and 486 temporary associates. We regularly supplement our workforce with temporary workers, especially in the fourth quarter of each year to service increased customer traffic during the peak winter holiday selling season. We believe that the success of our business depends, in part, on our ability to attract and retain qualified personnel. None of our employees are represented by labor unions and we believe our employee relations are excellent.

Trademarks and Patents

Our “BROOKSTONE” trademark has been registered in various product classifications with the United States Patent and Trademark Office and in several foreign countries. In addition, we have applications to register the “BROOKSTONE” trademark pending in several foreign countries. When appropriate, we seek to register various trademarks in jurisdictions in which we conduct our business.

We seek patents to establish and protect our proprietary rights relating to the technologies and products we have developed, are in the process of developing, or that we may develop in the future. We have taken and will continue, in the future, to take steps to broaden and enhance our patent protection for our proprietary products.

Available Information

The Company makes its Annual Reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports available, free of charge, under the “Corporate Overview” section of the Company’s website, www.brookstone.com.

The Code of Ethics for the Company’s board members, senior executives and employees can be found at the Company’s website, www.brookstone.com. Please note that references to the Company’s website at www.brookstone.com are for informational purposes only. Unless otherwise specified, information contained on the Company’s website is not part of this Annual Report on Form 10-K.

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

In addition, we are subject to federal, state, local and foreign consumer protection laws and regulations, including laws prohibiting unfair and deceptive trade practices. The violation of these laws may result in actions by governmental agencies or give rise to private rights of action, including class action lawsuits. If any of these claims are successful, it could materially adversely affect our business. In addition, any amendments to these regulations may force us to change certain aspects of our business which may materially adversely affect our results of operations.

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

The success of our business is materially dependent upon the skills, experience and efforts of our executive officers and certain of our other members of senior management and employees. The loss of one or more members of senior management or other key personnel could have a material adverse effect on our business, operating results or financial condition. Our business also depends on our ability to continue to recruit, train and retain skilled employees, particularly highly-skilled and motivated, full-time and temporary associates with appropriate retail experience to work in management and in our stores and temporary locations. Further, because of the limited time periods during which temporary locations are open each year, the availability of suitable associates for such locations is limited. The market for these resources is highly competitive. The loss of the services of any key personnel, or our inability to hire new personnel with the requisite skills, could impair our ability to develop new products or enhance existing products, sell products to our customers or manage our business effectively.

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

Our success is dependent upon our computer hardware and software systems and our telecommunications systems. The internet portion of the direct marketing segment relies heavily on the proper operation of these systems, as well as on the continued operation of the external components of the internet, to market goods and to receive and process orders. The retail segment utilizes point of sale computers located in the stores. Our headquarters and distribution center rely on a wide variety of applications to carry on the business. These systems are subject to damage from natural disasters, power failures, hardware and software failures, security breaches, including breaches involving customer credit card information, network failures, computer viruses and operator negligence. Should one of these systems fail or be inadequate to support future growth, our results could be materially and adversely impacted. We are also dependent on certain vendors of our key information systems. Should these vendors experience financial difficulties, the support of these key systems could be negatively impacted.

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

The success of our catalog operation hinges on the achievement of adequate response rates to mailings, merchandising and catalog presentation that appeal to mail order customers and the expansion of the potential customer base in a cost-effective manner. Lack of consumer response to particular catalog mailings could increase the costs and decrease the profitability of the direct marketing segment. Significant costs relative to paper, postage and inventory are associated with the direct marketing segment. Rising paper, printing and postal rates can negatively impact the business and the failure to accurately predict consumer response or to achieve the optimum cost-effective level of catalog circulation could adversely affect revenues and growth of the business. In addition, terrorism perpetrated via the U.S. mail or threats thereof could have a material adverse impact on our catalog business.

Because we depend on a core group of significant vendors, our operating results may be adversely affected by the loss of these key vendors or if these key vendors are unable to continue to fill our orders for their products.

Because we strive to sell only unique merchandise, adequate substitutes for certain key products may not be widely available in the marketplace. There can be no assurance that vendor manufacturing or distribution problems, or the loss of our exclusive rights to distribute important products, would not have a material adverse effect on our performance. In Fiscal 2006, we had one vendor who supplied products representing approximately 13% of net sales, with our 10 largest vendors representing approximately 42% of net sales. Our operating results could be adversely affected if any of our 10 largest vendors were unable to continue to fill our orders for such vendor’s products or failed to fill those orders in a timely way.

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

We may expand the Brookstone concept into Asia and may also expand into other international markets. We cannot assure you that we will maintain significant operations internationally or that any such operations will be successful. Any international operations we establish will be subject to risks similar to those affecting our existing operations in the United States in addition to a number of other risks, including:

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

Extreme weather conditions in regions in which we source our products or the areas in which our stores are located could have a material adverse effect on our business, financial condition and results of operations. Major international catastrophes such as tsunamis, hurricanes and earthquakes could adversely affect our business in a number of ways, including but not limited to, store closures, reduced sales, performance delays, product shortages and increased costs, all of which are beyond our control and cannot be anticipated. For example, Hurricane Katrina forced us to close five of our stores, temporarily. All five stores have since been re-opened. Also, heavy snowfall or other extreme weather conditions over a prolonged period might make it difficult for our customers to travel to our stores. Our business is also susceptible to unseasonable weather conditions. For example, extended periods of unseasonably warm temperatures during the winter season or cool weather during the summer season could render a portion of our inventory incompatible with those unseasonable conditions. These prolonged unseasonable weather conditions could adversely affect our business, financial condition and results of operations.

Our Sponsors’ interests may conflict with the interests of other securityholders of the Company.

The Sponsors and their affiliates and designees indirectly collectively beneficially own approximately 96.5% of our outstanding voting securities. As a result, our Sponsors are collectively in a position to control all matters affecting us, including decisions regarding extraordinary business transactions, fundamental corporate transactions, appointment of members to our management, election of directors and our corporate and management policies.

The interests of our Sponsors could conflict with the interests of other securityholders of the Company. For example, if we encounter financial difficulties or are unable to pay our debts as they mature, the interests of our Sponsors might conflict with the interests of other securityholders of the Company. Our Sponsors may also have an interest in pursuing acquisitions, divestitures, financings or other transactions, including dividend payments to the holders of our equity, that in their judgment, could enhance their equity investments, even though such transactions might involve risks to other securityholders of the Company.

Our substantial indebtedness could adversely affect our financial health.

We currently have a significant amount of indebtedness. As of December 30, 2006, we had total net indebtedness of $191.2 million (of which $183.2 million consisted of the senior secured notes, net of discount on the notes of $1.8 million, and the balance consisted of other debt).

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

In addition, the indenture for the senior secured notes and our senior secured credit facility contain financial and other restrictive covenants that limit our ability to engage in activities that may be in our long-term best interests. Our failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all of our debts.

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

Based on our current level of operations and anticipated cost savings and operating improvements, we believe our cash flow from operations, available cash and available borrowings under our senior secured credit facility, will be adequate to meet our future liquidity needs at least until the maturity date of our senior secured credit facility.

We cannot assure you, however, that our business will generate sufficient cash flow from operations, that currently anticipated cost savings and operating improvements will be realized on schedule or that future borrowings will be available to us under our senior secured credit facility in an amount sufficient to enable us to pay our indebtedness, or to fund our other liquidity needs. We may need to refinance all or a portion of our indebtedness on or before maturity. We cannot assure you that we will be able to refinance any of our indebtedness, including our senior secured credit facility and the senior secured notes, on commercially reasonable terms or at all.

For Fiscal 2006, we are not required to evaluate our internal controls over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002, which may lead to our investors losing confidence in our reported financial information.

As a result of becoming a privately held company upon the consummation of the Transaction, we are not an accelerated filer within the meaning of Rule 12b-2 of the Exchange Act and will not be subject to the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 until our Fiscal year ending December 29, 2007. Section 404 requires management of a reporting company to annually review, assess and disclose the effectiveness of a company’s internal controls over financial reporting and to obtain a report by the reporting company’s independent auditors addressing such assessments. To the extent that we do make the assessments and disclosures as to our internal controls over financial reporting provided for by Section 404 of the Sarbanes-Oxley Act of 2002, investors may lose confidence in the accuracy of our reported financial information.

ITEM 1B.	Unresolved Staff Comments

Not applicable.

ITEM 2.	Properties

The Company leases all of its Retail Stores. New non-airport Retail Store leases usually have an initial term of 12 years and airport locations typically have an initial term of eight years. As of December 30, 2006, the unexpired terms under the Company’s then existing store leases averaged just under six years. Store leases may permit the Company to terminate the lease after approximately five years if the store does not achieve specified levels of sales. In most leases, the Company pays a minimum fixed rent plus a contingent rent based upon net sales of the store in excess of a certain threshold amount. The following chart describes the number of store leases that will expire in the periods indicated:

YEAR	LEASES EXPIRING
2007	53
2008	29
2009	26
2010	30
2011	25
2012 and thereafter	148

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

The Company operates a single 400,000 square foot distribution facility located in Mexico, Missouri under a capital lease obligation (see Note 8 to the accompanying Consolidated Financial Statements). On March 1, 2004 the Company amended the lease for the Mexico, Missouri distribution facility. The amendment extends the term of the lease from October 2013 until March 2024 and requires payments that bear interest at the prime rate as published from time to time in The Wall Street Journal.

In 2004, Brookstone completed construction and moved into a new 100,000 square-foot headquarters building in Merrimack, New Hampshire. Brookstone believes the new headquarters building will accommodate the Company’s growth for the foreseeable future. In August 2004, the Company entered into an $8.0 million real estate loan agreement with a ten-year term to finance its new headquarters facility (see Note 8 to the accompanying Consolidated Financial Statements for additional details).

ITEM 3.	Legal Proceedings

On September 15, 2004, a putative class action was commenced against us in the California Superior Court in Los Angeles County. The complaint, as amended, alleges, among other things, that we engaged in unfair business practices under California’s Unfair Competition Laws in connection with the manufacture and sale of certain air purifiers. The lawsuit seeks unspecified damages and other relief. In December 2006 the parties agreed to settle the plaintiffs’claims and on January 31, 2007, the court granted preliminary approval of the settlement. The amount we would be required to pay under the settlement, which remains subject to final approval by the court, has been recorded as an adjustment to the Successor Company’s opening balance sheet in the amount of $650,000. There would be no finding or admission of fault by us under the settlement. A Final Fairness Hearing is scheduled before the court for May 15, 2007.

On June 23, 2005, we were served with a lawsuit in the United States District Court for the Southern District of Alabama (Southern Division) as a class action on behalf of all consumers who purchased a certain air purifier from us alleging, among other things, that such products were not suitable for the purposes for which they were intended. The lawsuit seeks unspecified damages. On October 18, 2006, the parties agreed to settle the plaintiff’s claims, and on December 12, 2006 the court granted preliminary approval of the settlement. The amount we would be required to pay under the settlement, which remains subject to final approval by the court, has been recorded as an adjustment to the Successor Company’s opening balance sheet in the amount of $1.2 million. There would be no finding or admission of fault by us under the settlement. A Final Fairness Hearing is scheduled before the court on April 5, 2007.

We are also involved in various legal proceedings incidental to the conduct of our business. We do not believe that any of these legal proceedings will have a material adverse effect on our financial condition, results of operations, or cash flows.

ITEM 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders of the Company during the fourth quarter of Fiscal 2006, which ended December 30, 2006.

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our outstanding common stock is privately held, and there is no established public trading market for our common stock. As of the date of this filing, we had one share of common stock outstanding, which is held by Brookstone Holdings Corp.

Our senior secured credit facility and the indenture governing our second lien senior secured notes impose restrictions on our ability to pay dividends. See Note 8 to the accompanying Consolidated Financial Statements of this Annual Report on Form 10-K for a description of restrictions on our ability to pay dividends.

ITEM 6.	Selected Financial Data

Brookstone, Inc.

Selected Financial Data

(In thousands, except operating data)

	Fiscal Year
	Successor	Successor (1)	Predecessor (1)	Predecessor	Predecessor	Predecessor
	2006	Oct 4, 2005 to Dec 31, 2005	Jan 30, 2005 to Oct 3, 2005	2004	2003	2002
Income Statement Data:
Net sales	$511,914	$224,527	$216,091	$482,884	$418,770	$358,598
Cost of sales (2)	333,979	136,093	159,872	306,480	267,667	239,360

Gross profit	177,935	88,434	56,219	176,404	151,103	119,238
Selling, general and administrative expenses	147,368	50,938	78,361	135,781	118,556	96,717
Gain on curtailment of retiree medical plan	—	—	—	—	—	(642)

Operating income (loss) from continuing operations	30,567	37,496	(22,142)	40,623	32,547	23,163
Interest expense, net	25,389	8,419	25	921	857	1,268
Other party interests in consolidated entities (3)	1,133	174	687	751	—	—
Provision (benefit) for income taxes	1,934	11,444	(7,887)	15,485	12,217	8,304

Income (loss) from continuing operations before discontinued operations	2,111	17,459	(14,967)	23,466	19,473	13,591
Discontinued operations, net of tax(4)	(479)	(425)	(5,634)	(2,104)	(1,921)	(1,591)

Net income (loss)	$1,632	$17,034	$(20,601)	$21,362	$17,552	$12,000

Operating Data: (Unaudited)
Increase (decrease) in same store sales (5)	6.6%	(15.2%)	(8.3%)	6.3%	11.2%	3.5%
Net sales per square foot of selling space (6)	$540	$247	$261	$579	$544	$489
Number of stores:
Beginning of period	305	292	288	270	256	246
Opened during period	15	13	6	18	17	12
Closed during period	10	—	2	—	3	2
End of period	310	305	292	288	270	256
Number of winter holiday seasonal stores	68	70	2	61	67	64

Balance Sheet Data (at period end):
Total assets	$601,183	$597,427	$236,929	$266,480	$220,327	$180,592
Long-term debt, excluding current portion	190,253	190,849	8,091	8,760	1,941	2,110
Total shareholders’ equity	263,895	266,322	152,838	170,286	145,124	120,756

(1)	Although Brookstone, Inc. continued as the same legal entity after the Transaction, the financial data for Fiscal 2005 is being presented for two periods: “predecessor” and “successor”, which relate to the period preceding the Transaction and the period succeeding the Transaction, respectively.

(2)	As more fully described in Footnote 2, the Company reclassified certain costs relating to inventory capitalization from SG&A to cost of sales. The amounts were as follows: Fiscal 2004, $18.8 million; Fiscal 2003, $17.1 million; and Fiscal 2002, $15.2 million.
(3)	Other party interests in consolidated entities represents the ownership interest belonging to the Company’s joint venture partners in two airport locations in Las Vegas, two airport locations in Chicago, two airport locations in Dallas and four airport locations in Atlanta which are operated under four separate joint venture arrangements with respect to each city. Beginning in Fiscal 2004, all of these joint venture entities are consolidated in the Company’s financial statements and shown separately on the Company’s consolidated statement of income. Prior to Fiscal 2004, the Atlanta joint venture was accounted for as an equity investment and as such the joint venture partner’s interests were not consolidated. Other party interests were included in selling, general and administrative expenses prior to Fiscal 2004 due to immateriality.
(4)	On June 29, 2005 the Company announced its decision to sell its Gardeners Eden business and has reclassified those operations as discontinued operations.
(5)	For reporting purposes, the Company considers all retail stores “Same Stores” when the retail locations have been open for an entire prior fiscal year and such store will remain in the “same store” base unless it closes permanently. Retail locations that were remodeled or relocated are not removed from this calculation. The fifty-two week Fiscal 2006 results compare to the forty-eight week period of Fiscal 2005 ended December 31, 2005. Same store sales for the fifty-two week period ended December 30, 2006 increased 1.8% as compared to the comparable fifty-two week period ended December 31, 2005. The 2005 results reflect the performance for the Predecessor Company and the Successor Company for the period January 30, 2005 to October 3, 2005 and October 4, 2005 to December 31, 2005, respectively. The 2005 Successor Company results compare the three months of 2005 ended December 31, 2005 to the four months of 2004 ended January 29, 2005.
(6)	Net sales per square foot of selling space dollar amount is calculated using net sales generated for stores open for the entire fiscal period (including remodeled, relocated or expanded stores) divided by the square feet of selling space of such stores. Selling space does not include stock rooms. This calculation does not include our Gardeners Eden retail stores. Net sales per square foot of selling space was $540 during the fifty-two week period ended December 30, 2006 as compared to $508 during the forty-eight week period ended December 31, 2005. The 2005 results reflect the performance for Predecessor Company and the Successor Company for the period January 30, 2005 to October 3, 2005 and October 4, 2005 to December 31, 2005, respectively. Net sales per square foot of selling space was $508 during the forty-eight week period ended December 31, 2005 as compared to $579 during the fifty-two week period ended January 29, 2005.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Revenue Recognition. The Company recognizes revenue from sales of merchandise at the time of customer receipt. Revenue is recognized net of estimated merchandise returns and allowances. In its direct to customer segment, the Company estimates delivery time to be approximately three days, therefore, it recognizes revenue in this segment on the third business day after shipment. Revenue from merchandise credits and gift cards is deferred until redemption, with the exception of gift card ‘breakage”. Gift card breakage is the portion of the dollar value of gift cards that ultimately is not redeemed by customers to purchase goods. The Company recognizes gift card breakage using the “redemption recognition” method, whereby gift card breakage is estimated on a pro-rata basis based on historical redemption rates.

The Company allows merchandise returns for all merchandise, and has established an allowance for merchandise returns based on historical experience, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 48, Revenue Recognition When Right of Return Exists.

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

Discontinued Operations. The Company classifies closed or sold stores in discontinued operations when the operations and cash flows of the store have been eliminated from ongoing operations and when the Company will not have any significant continuing involvement in the operation of the store after disposal. In making this determination, the Company considers, among other factors, geographic proximity and customer crossover to other area stores, continuing lease obligations and other contractual obligations. On June 29, 2005 the Company announced its decision to sell its Gardeners Eden business and has reclassified those operations as discontinued operations in the consolidated statement of operations in accordance with the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”).

Goodwill. The Company accounts for its goodwill in accordance with SFAS No. 142, Goodwill and Other Intangible Assets, which requires that goodwill be reviewed for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the carrying amount of a reporting unit exceeds its estimated fair value, goodwill is evaluated for potential impairment. The Company determines fair value using a discounted cash flow analysis, which requires certain assumptions and estimates. The Company allocates goodwill and conducts impairment testing at the reporting unit level based on the assets apportioned to each business segment. If actual results are not consistent with the Company’s assumptions and judgments, there may be exposure to a material impairment charge.

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

Building and improvements	35 years
Equipment, furniture and fixtures	5 to 10 years
Software	3 years
Leasehold improvements	The lesser of the lease term or the estimated useful life

Impairment of Intangibles and Long-Lived Assets. In accordance with SFAS No. 144, the Company reviews long-lived assets, including intangible assets, for impairment at least annually or whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. Each impairment test is based on a comparison of the undiscounted net cash flows of individual stores and consolidated net cash flows for long-lived assets not identifiable to individual stores to the recorded value of the asset. If impairment is indicated, the asset is written-down to its estimated fair value based upon a discounted cash flow analysis. While the Company believes that its estimates of future cash flows are reasonable, different assumptions regarding such cash flows could materially affect the Company’s evaluations.

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

Stock-Based Compensation. As more fully described in Note 9 of the accompanying Consolidated Financial Statements, the Predecessor Company had stock option plans in effect that provided for the issuance of non-qualified and incentive stock options. SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock Based Compensation-Transition and Disclosure permitted the Company to follow the measurement provisions of Accounting Principles Board Opinion No. 25 (“APB No. 25”), Accounting for Stock Issued to Employees. Stock options were granted at fair value on the date of the grant. The Predecessor Company also issued restricted and deferred stock awards under its stock option plans. The restricted and deferred stock awards were issued at no cost to the recipient of the award. All outstanding awards were cancelled in connection with the Transaction more fully described in Note 3 of the Consolidated Financial Statements. The value of the restricted and deferred shares in excess of cost was charged to income ratably over the period during which these awards vest. The unearned compensation related to these awards is included as a component of shareholders’ equity.

In December 2004, the Financial Accounting Standards Board, (“FASB”) issued SFAS No. 123(R), Share-Based Payment (“SFAS No.123(R)”) which requires the measurement of all share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in the Company’s consolidated statement of operations. The Company adopted SFAS No. 123(R) effective January 1, 2006 under the “modified prospective” method of adoption whereby earnings for prior periods will not be restated as though stock-based compensation has been expensed. The adoption of SFAS No. 123(R) and the adoption’s effects are discussed in Note 9 to the consolidated financial statements.

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

Workers’ Compensation and General Liability Insurance. The Company retains risk with respect to workers’ compensation and general liability claims up to a maximum of $350,000 per claim and $50,000 per claim, respectively. The Company retains risk with respect to aggregate claims up to a maximum of $3,000,000 and $2,000,000 during the policy year for workers’ compensation and general liability claims, respectively. The Company’s provision for estimated workers’ compensation and general liability claims includes estimates of the ultimate costs for both reported claims and claims incurred but not reported.

Recent Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation No. (“FIN”) 48 Accounting for Uncertainty in Income Taxes–An Interpretation of FASB Statement No. 109 (“FIN 48”), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 will be effective for fiscal years beginning after December 15, 2006. The Company has not yet completed its evaluation of the impact that the adoption of FIN 48 would have on its financial position or results of operations, however the Company does not believe that the adoption of FIN 48 will have a material effect on its financial position or results of operations.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (“SFAS No. 158”), an amendment of FASB Statements No. 87, 88, 106, and 132(R). SFAS 158 requires an employer to recognize the funded status of its defined benefit pension and postretirement plans on its statement of financial position and to recognize as a component of other comprehensive income, net of taxes, the gains or losses and prior service credits that arise during the period but are not recognized as components of net periodic benefit costs. Upon initial adoption, SFAS 158 requires the recognition of previously unrecognized actuarial gains and losses, prior service costs or credits and net transition amounts within accumulated other comprehensive income, net of tax. The provisions of SFAS 158 are effective for fiscal years ending after June 15, 2007. The Company has not yet completed its evaluation of the impact that the adoption of SFAS No. 158 would have on its financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157 Fair Value Measurements (“SFAS 157”). SFAS 157 provides guidance for, among other things, the definition of fair value and the methods used to measure fair value. The provisions of SFAS 157 are effective for fiscal years beginning after November 15, 2007. The Company has not yet completed its evaluation of the impact that the adoption of SFAS No. 157 would have on its financial position or results of operations.

Results of Operations

Introduction

Founded in 1965, Brookstone (“we,” “our” or “the Company”) is a leading nationwide specialty retailer and product development company. Our strategy is to develop unique, innovative, Brookstone-branded products, in addition to other unique products not widely distributed and offer them for sale to customers via our proprietary distribution channels, which consist of our retail stores, our internet website and our catalogs. Our products are intended to make some aspect of our customer’s life easier, better, more enjoyable or more fun, qualities that we believe make our products particularly well suited for gift giving. Our portfolio is composed of the Brookstone and Hard-to-Find Tools brands. The Brookstone brand includes products in four main categories: home and office, travel and auto, outdoor living and health and fitness, and it consists of approximately 800 Stock-Keeping Units, or SKUs. Approximately 60% of Brookstone products are priced at $40.00 or less, although items in our stores range in price from less than $5.00 to approximately $4,500.00. The Hard-to-Find Tools brand, which operates primarily through catalogs and the internet, features products that offer innovative solutions to common problems and tasks around the home and garden.

Acquisition

Brookstone, Inc. was acquired on October 4, 2005 through a merger transaction with Brookstone Acquisition Corp., a Delaware corporation formed by OSIM International Ltd (“OSIM”) and affiliates of J.W. Childs Equity Partners III, L.P. (“JWC”) and Temasek Capital (Private) Limited (“Temasek Capital”, and collectively, the “Sponsors”). The acquisition was accomplished through the merger of Brookstone Acquisition Corp. with and into Brookstone, Inc., with Brookstone, Inc. as the surviving corporation of the merger (the “Transaction”) pursuant to the Merger Agreement. As a result of the Transaction, the Company became a privately held indirect wholly owned subsidiary of OBH L.P., the general partner of which is OSIM GP.

Sale of Gardeners Eden

On June 29, 2005, the Company announced its plans to sell its Gardeners Eden business that consisted of five Gardeners Eden stores, one catalog title, Gardeners Eden and its internet site www.Gardenerseden.com. As a result, in the second quarter of Fiscal 2005, the Company began reflecting the results of operations from the Gardeners Eden business as a discontinued operation. For the fifty-two week period ended December 30, 2006 and the Successor and Predecessor Company combined forty-eight week period ended December 31, 2005, the Gardener’s Eden net loss totaled $0.5 million (net of tax benefit of $0.3 million), and $6.1 million (net of tax benefit of $3.2 million), respectively. Included in discontinued operations for the forty-eight weeks ended December 31, 2005 is a pre-tax impairment charge of $5.3 million that the Company has recorded based upon the Company’s evaluation that the value of its Gardeners Eden tangible and intangible assets would not be recoverable upon sale of the business. The following Management’s Discussion and Analysis of Results of Operations exclude the discontinued operations of Gardener’s Eden.

Fiscal Year Change

In November of 2005, the Company changed its fiscal year end from the Saturday closest to the end of January to the Saturday closest to the end of December. As a result of this change, Fiscal 2006 results are for the twelve-month period from January 1, 2006 through December 30, 2006; Fiscal 2005 results are for the eleven-month period from January 30, 2005 through December 31, 2005; and Fiscal 2004 results are for the twelve-month period from February 1, 2004 through January 29, 2005. In addition, due to the change in the fiscal year end, the Company’s fiscal fourth quarter now ends in December, as compared to January under our year-ends prior to Fiscal 2005. Our presentations through the fourth quarter of 2006 compare the new quarter end results with the historical results from the old quarter ends. We did not recast our financial statements for Fiscal 2004 to disclose financial information for the eleven-months ended December 31, 2005 because it was not cost justifiable or practicable to compile such information and believe that these period-to-period comparisons will be informative given the fact that the Fiscal fourth quarter periods of 2006, 2005 and 2004, encompass the Holiday selling season.

Overview

The Company has provided below a statistical summary of its operating results. We have incorporated this information into the discussion below because we believe it will assist the reader in understanding the Company’s results of operation on a comparative basis and in recognizing underlying trends.

The following table is presented on a combined basis, in which Predecessor (January 30, 2005 through October 3, 2005) and Successor (October 4, 2005 through December 31, 2005) Company are reviewed as one. The table sets forth certain financial data of the Company expressed as a percentage of revenues for Fiscal 2006, Fiscal 2005 and Fiscal 2004.

	Fiscal Year
	2006	2005	2004
Revenues, net
Retail segment	79.7%	82.3%	83.4%
Direct segment	20.3	17.7	16.6

Total revenues	100.0	100.0	100.0

Costs and expenses:
Cost of sales	65.2	67.2	63.5
Selling, general and administrative expenses	28.8	29.3	28.1

Income from continuing operations	6.0	3.5	8.4
Interest expense, net	5.0	1.9	0.2

Income before taxes and other party interests in consolidated entities and discontinued operations	1.0	1.6	8.2
Other party interests in consolidated entities	0.2	0.2	0.2

Income before taxes and discontinued operations	0.8	1.4	8.0
Income tax provision	0.4	0.8	3.2
Loss on discontinued operations, net of tax	(0.1)	(1.4)	(0.4)

Net income (loss)	0.3%	(0.8)%	4.4%

The following Management’s Discussion and Analysis of Results of Operations is presented on a combined basis, in which Predecessor and Successor Company are reviewed as one. We have prepared our discussion of the results of operations by comparing the fifty-two week period ended December 30, 2006 and the combined Successor and Predecessor results for the forty-eight week period and, in certain instances, the fifty-two week period ended December 31, 2005 as presented below.

Brookstone, Inc.

Consolidated Combined Statements of Operations

($000)

	Successor	Successor	Predecessor	48-Week Combined	Predecessor
	Fiscal 2006	October 4, 2005 – December 31, 2005	January 30, 2005 – October 3, 2005	January 30, 2005 – December 31, 2005	Fiscal 2004
Net sales	$511,914	$224,527	$216,091	$440,618	$482,884
Cost of sales	333,979	136,093	159,872	295,965	306,480

Gross profit	177,935	88,434	56,219	144,653	176,404
Selling, general and administrative expenses	147,368	50,938	78,361	129,299	135,781

Income (loss) from continuing operations	30,567	37,496	(22,142)	15,354	40,623
Interest expense, net	25,389	8,419	25	8,444	921

Income (loss) before taxes, other party interests in consolidated entities and discontinued operations	5,178	29,077	(22,167)	6,910	39,702
Other party interests in consolidated entities	1,133	174	687	861	751

Income (loss) before taxes and discontinued operations	4,045	28,903	(22,854)	6,049	38,951
Income tax (benefit)	1,934	11,444	(7,887)	3,557	15,485
Loss on discontinued operations, net of tax of $(261), $(6), $(3,250), $(3,256), and $(1,479)	(479)	(425)	(5,634)	(6,059)	(2,104)

Net income (loss)	$1,632	$17,034	$(20,601)	$(3,567)	$21,362

Fifty-two weeks ended December 30, 2006 versus Forty-eight weeks ended December 31, 2005

Net sales for the fifty-two week period ended December 30, 2006 were $511.9 million, a 16.2% increase as compared to the forty-eight week period ended December 31, 2005 and a 9.3% increase as compared to the comparable fifty-two week period ended December 31, 2005. Same store sales for the fifty-two week period ended December 30, 2006 increased 1.8% as compared to the comparable fifty-two week period ended December 31, 2005.

This increase in same store sales compared to the comparable fifty-two week period ended December 30, 2005, was primarily driven by increased sales in the Personal Care, Stationary, Audio Travel, and Massage categories, partially offset by decreased sales in the Games, Automobile and Lighting categories.

Net sales for the fifty-two week period ended December 30, 2006 for the retail segment of our business increased $45.6 million while the direct marketing segment increased $25.7 million as compared to the forty-eight week period ended December 31, 2005. When compared to the comparable fifty-two week period ended December 31, 2005, net sales increased approximately $21.8 million and $21.6 million for the retail and direct marketing segments, respectively.

In the retail segment we opened 15 new stores (10 full-line and five airport stores) that contributed a $9.1 million increase in net sales. Stores open for the full year in Fiscal 2006 that were only open for a portion of Fiscal 2005 (19 stores), contributed an additional $10.9 million. Sales from the Company’s seasonal store program increased $2.2 million as compared to Fiscal 2005. The Company operated 68 seasonal locations in Fiscal 2006 versus 70 seasonal locations in Fiscal 2005. Same store sales increased $28.5 million as compared to Fiscal 2005, while revenues from customer shipping and handling charges were flat. Offsetting these increases was a decrease of $5.1 million related to closed stores.

Gross profit as a percentage of net sales increased 2.0% to 34.8% in Fiscal 2006 compared to 32.8% in Fiscal 2005. This is predominantly a result of the write-up of inventory related to purchase accounting in Fiscal 2005, which had a negative effect on product margins.

Selling, general and administrative expenses (“SG&A”) as a percentage of net sales decreased 0.5% to 28.8% in Fiscal 2006 as compared to 29.3% in Fiscal 2005, primarily due to a reduction in general administrative expenses.

Net interest expense as a percentage of net sales increased 3.1% to 5.0% as a result of the Fiscal 2006 results including a full year of interest expense on the Company’s 12.00% Second Lien Senior Secured Notes due 2012 as compared to only three months of interest expense in Fiscal 2005.

Two airport locations in Las Vegas, Chicago, and Dallas, along with four airport locations in Atlanta operate under four separate joint venture arrangements with respect to each city. The Company’s ownership is 80%, 70%, 65% and 49% in each venture, respectively. All of these joint venture entities are consolidated in the Company’s financial statements. The ownership interest in the revenues and expenses for these joint ventures for Fiscal 2006 belonging to the Company’s joint venture partners (the 20% ownership interest in the Las Vegas venture, the 30% ownership interest in the Chicago venture, the 35% ownership interest in the Dallas venture and the 51% ownership interest in the Atlanta venture) comprises the balance of $1,133,000 in other party interests in consolidated entities on the Income Statement. See Note 5 to the accompanying Consolidated Financial Statements.

In Fiscal 2006, the Company recorded an income tax provision of $1.9 million, or 0.4% of net sales, as compared to $3.6 million, or 0.8% of net sales, in Fiscal 2005. The decrease in the income tax provision resulted primarily from the decrease in pre-tax income in Fiscal 2006.

On a segment basis (see Note 7 to the accompanying Consolidated Financial Statements) the retail segment reported an increase in operating income of $9.1 million versus Fiscal 2005. The direct marketing segment reported an increase in its operating income of $6.1 million versus Fiscal 2005. These increases were due to the factors described above.

As a result of the foregoing, the Company reported net income of $1.6 million in Fiscal 2006 or 0.3% of sales as compared to a net loss of $3.6 million or 0.8% of sales in Fiscal 2005.

Forty-eight weeks ended December 31, 2005 versus fifty-two weeks ended January 29, 2005

Net sales for the forty-eight week period ended December 31, 2005 were $440.6 million, an 8.8% decrease as compared to the fifty-two week period in Fiscal 2004 and a 0.9% decrease as compared to the comparable forty-eight week period ended January 1, 2005. Same store sales for the forty-eight week period ended December 31, 2005 decreased 8.0% as compared to the comparable forty-eight week period in Fiscal 2004.

This decrease in same store sales compared to the comparable forty-eight weeks in Fiscal 2004, was primarily driven by decreased sales in the Personal Care, Bedding, Home Comfort, Wine and Games categories, partially offset by increased sales in the Audio and Travel categories.

Net sales for the forty-eight week period ended December 31, 2005 for the retail segment of our business decreased $40.4 million while the direct marketing segment decreased $1.9 million as compared to the fifty-two week Fiscal period in 2004. When compared to the comparable forty-eight week period in Fiscal 2004, net sales increased approximately 3.0%.

In the retail segment we opened 19 new stores (13 full-line and six airport stores) that contributed a $7.0 million increase in net sales. Stores open for the full year in Fiscal 2005 that were only open for a portion of Fiscal 2004 (18 stores) contributed an additional $5.2 million. Sales from the Company’s seasonal store program increased $0.8 million as compared to Fiscal 2004. The Company operated 70 seasonal locations in Fiscal 2005 versus 61 seasonal locations in Fiscal 2004. Offsetting these increases were decreases related to declines from revenues associated with customer shipping and handling charges of $0.7 million and the decrease in sales of stores open for a full year in both Fiscal 2004 and Fiscal 2005 related to a combination of a decrease in product related same store sales and a change in the amount of the returns reserve related to the change of fiscal year end.

Gross profit as a percentage of net sales decreased 3.7% to 32.8% in Fiscal 2005 compared to 36.5% in Fiscal 2004. Included in gross profit are occupancy costs, which contributed 0.9% of this decrease principally as the result of the decreased sales experienced in Fiscal 2005. Material margins decreased by 2.8%, principally related to purchase accounting adjustments resulting from the Transaction of 1.5%, sales of lower margin products of 0.2% and increased markdowns due to increased promotional activity during the Holiday selling season of 1.1%.

Selling, general and administrative expenses (“SG&A”) as a percent of net sales increased 1.2% to 29.3% in Fiscal 2005 as compared to 28.1% in Fiscal 2004. Primarily driving the increase were advertising costs of 0.9% and payroll costs of 0.4% as a result of lower sales compared to 2004. These increases were partially offset by a reduction in professional services costs related to Sarbanes-Oxley as compared to 2004.

Net interest expense as a percent of net sales increased 1.7% to 1.9% as a result of increased interest expense associated with the increase in debt following the Transaction.

Two airport locations in Las Vegas, Chicago, and Dallas, along with four airport locations in Atlanta operate under four separate joint venture arrangements with respect to each city. The Company’s ownership is 80%, 70%, 65% and 49% in each venture, respectively. In Fiscal 2005, all of these joint venture entities are consolidated in the Company’s financial statements. The ownership interest in the revenues and expenses for these joint ventures for Fiscal 2005 belonging to the Company’s joint venture partners (the 20% ownership interest in the Las Vegas venture, the 30% ownership interest in the Chicago venture, the 35% ownership interest in the Dallas venture and the 51% ownership interest in the Atlanta venture) comprises the balance of $861,000 in other party interests in consolidated entities on the Income Statement. See Note 5 to the accompanying Consolidated Financial Statements.

In Fiscal 2005, the Company recorded an income tax provision of $3.6 million, or 0.8% of net sales, as compared to $15.5 million, or 3.2% of net sales, in Fiscal 2004. The decrease in income tax provision resulted primarily from the decrease in pre-tax income in Fiscal 2005.

On a segment basis (see Note 7 to the accompanying Consolidated Financial Statements) the retail segment reported a decrease in operating income of $23.9 million versus Fiscal 2004. The direct marketing segment reported a decrease in its operating income of $1.4 million versus Fiscal 2004.

As a result of the foregoing, the Company reported a net loss of $3.6 million in Fiscal 2005 or 0.8% of sales as compared to a net income of $21.4 million or 4.4% of sales in Fiscal 2004.

Seasonality

The seasonal nature of the Company’s business increased in Fiscal 2006 as the Company opened additional retail stores and continued its program to operate a significant number of small, temporary locations during the winter holiday selling season.

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

Liquidity and Capital Resources

During Fiscal 2006 the Company’s cash position decreased $4.6 million to $71.7 million. Cash generated from operations during Fiscal 2006 contributed $10.2 million primarily as a result of the Company’s income from operations for the year offset by an increase in working capital. This increase in working capital is principally related to increased inventory levels.

Cash used for financing activities during Fiscal 2006 was $4.2 million due primarily to distributions made to our parent entities to fund a repurchase of certain equity interests of OBH LP and OBH GP of $1.5 million as discussed below under Certain Relationships and Related Transactions, cash distributions to joint venture partners of $1.0 million, payment of debt issuance costs of $1.1 million and payments on long-term debt and capital leases of $0.9 million.

The Company used cash of $10.6 million to fund capital expenditures during Fiscal 2006 consisting of $5.8 million for new stores, $4.0 million for remodeling and maintenance in existing stores and $0.8 million for other improvements.

During Fiscal 2005 the Company’s cash position decreased $9.9 million to $76.3 million. Cash generated from operations during Fiscal 2005 contributed $37.1 million primarily as a result of the Company’s income from operations for the year and a decrease in working capital requirements. This decrease in working capital is principally related to flat inventory levels with increased trade payables.

Cash provided by financing activities was $416.2 million primarily reflecting the capital contributions and debt required to complete the Transaction (see Note 3 to the accompanying Consolidated Financial Statements).

The Company used cash of $463.1 million primarily to complete the acquisition and to fund capital expenditures consisting of $7.1 million during Fiscal 2005 for new stores, $4.3 million for remodeling and maintenance in existing stores and $3.0 million for other improvements.

During Fiscal 2004, the Company’s cash position increased $16.5 million to $86.2 million. Cash generated from operations contributed $40.4 million primarily as a result of the Company’s income from operations for the year and an increase in other long-term liabilities, principally as a result of allowances receivable from landlords of $4.5 million. An increase in working capital of $4.5 million partially offset cash provided by operations. Primary contributors to the working capital increase during Fiscal 2004 were higher inventory balances at the close of Fiscal 2004 and to a lesser extent, an increase in receivables of $2.7 million, of which $1.4 million was attributable to receivables due from landlords.

Cash provided by financing activities during Fiscal 2004 contributed $9.2 million primarily as a result of the Company’s financing $8.0 million for its new headquarters facility and proceeds of $1.9 million from the exercise of stock options and the employee stock purchase plan.

These cash increases during Fiscal 2004 were offset by the Company’s utilization of cash of $33.1 million to fund capital expenditures. Fiscal 2004 capital expenditures consisted of $9.1 million for the construction of a new headquarters building, $8.8 million for new stores, $7.1 million related to the new materials handling system and expansion of its distribution center, $5.2 million for remodeling and maintenance in existing stores and $2.9 million for other improvements.

The Company’s primary short-term liquidity needs consist of financing seasonal merchandise inventory build-ups. The Company’s primary sources of financing for such needs are cash generated from operations, borrowings under its senior secured credit facility and trade credit. In Fiscal 2006 and Fiscal 2005, the Company’s borrowings under its senior secured credit facility did not exceed $52.1 million and $25.1 million, respectively. At December 30, 2006 and December 31, 2005, certain letters of credit in an aggregate amount of approximately $8.5 million and $13.1 million were outstanding, respectively. Additionally, $0.9 million and $0.7 million in standby letters of credit were drawable primarily by store lessors at December 30, 2006 and December 31, 2005, respectively.

12.00% Second Lien Senior Secured Notes due 2012

On October 4, 2005, upon completion of the Transaction, Brookstone Company, Inc. completed an unregistered offering of $185.0 million aggregate principal amount of 12.00% Second Lien Senior Secured Notes Due 2012. The senior secured notes mature on October 15, 2012 and bear interest at 12.00% per annum payable in semi-annual installments on April 15 and October 15 of each year, commencing April 15, 2006.

The senior secured notes are guaranteed by Brookstone, Inc. and each of its subsidiaries that guarantee any credit facility of Brookstone Company, Inc. The senior secured notes are secured on a second-priority basis by liens on all of the assets of Brookstone Company, Inc. and the guarantors other than certain excluded assets; are effectively junior in right of payment, to the extent of the value of the assets securing such indebtedness, to our first priority debt including the senior secured credit facility; and are senior in right of payment to our existing and future subordinated indebtedness.

At any time prior to October 15, 2008, Brookstone Company, Inc. may redeem up to 35% of the senior secured notes at a redemption price of 112% of their face amount with the net cash proceeds of one or more equity offerings. At any time prior to October 15, 2009, we may also redeem all or a part of the senior secured notes at a redemption price equal to 100% plus a “make-whole” premium. On or after October 15,

2009, Brookstone Company, Inc. may redeem all or a part of the senior secured notes at a redemption price of 106.0%; on or after October 15, 2010, Brookstone Company, Inc. may redeem all or a part of the senior secured notes at a redemption price of 103.0%; and on or after October 15, 2011, Brookstone Company, Inc. may redeem all or a part of the senior secured notes at a redemption price of 100.0%. If a change of control occurs (as defined in the indenture under which the secured notes were issued), each holder of senior secured notes has the right to require us to repurchase all or any part of that holder’s senior secured notes at 101% of the face amount.

The senior secured notes contain various customary covenants, including without limitation, restrictions on our ability to (i) dispose of assets, (ii) incur additional indebtedness and guarantee obligations or issue preferred stock, (iii) repay other indebtedness, (iv) make certain payments or declare dividends, (v) create liens on assets or prohibit the creation of liens on assets, (vi) make investments, loans or advances, (vii) make certain acquisitions and (viii) engage in mergers or consolidations.

Senior Secured Credit Facility

Concurrently with the closing of the Transaction on October 4, 2005, our former revolving credit facility was terminated and we entered into our senior secured credit facility. Our senior secured credit facility provides us with up to $100 million in available revolving borrowings subject to a borrowing base limitation. We did not make any revolving borrowings upon consummation of the Transaction. As of December 30, 2006, we had no cash borrowings outstanding. Our senior secured credit facility contains a minimum fixed charge coverage ratio covenant that will be triggered if availability under the senior secured credit facility plus our eligible cash on hand falls below $20 million and will continue to be tested periodically until such time as availability plus our eligible cash on hand exceeds $20 million for at least forty-five consecutive days. In addition, our senior secured credit facility contains other restrictive covenants.

In March 2007, the Company amended its senior secured credit facility, to, among other things, (x) increase the aggregate revolving credit commitments from $100 million to $125 million and (y) reduce the applicable margin by (A) 25 basis points in the case of LIBOR advances, (B) between 25 and 50 basis points in the case of alternate base rate advances and (C) 100 basis points in the case of advances outstanding under our stretch subfacility.

The following table (in thousands) summarizes the Company’s contractual obligations as of December 30, 2006 and the effect such obligations are expected to have on its liquidity and cash flows in future periods.

	Payments Due By Period (1) (in thousands)
Contractual Obligations	Total	Less Than 1 year	1 - 3 Years	3 - 5 Years	More Than 5 Years
Long-term debt obligations (2)	$7,529	$1,142	$2,140	$1,948	$2,299
Long-term debt obligations (3)	318,200	22,200	44,400	44,400	207,200
Capital lease obligations (4)	3,095	251	475	441	1,928
Operating lease obligations (5)	242,071	36,477	64,116	49,661	91,817
Purchase obligations (6)	11,392	11,392	—	—	—
Other long-term liabilities (7)	—	—	—	—	—

Total	$582,287	$71,462	$111,131	$96,450	$303,244

(1)	The amounts set forth in the “Less than 1 Year” column represents amounts to be paid in 2007, the “1-3 Years” column represents amounts to be paid in 2008 and 2009, the “3-5 Years” column represents amounts to be paid in 2010 and 2011 and the “More than 5 Years” column represents amounts to be paid after 2011.
(2)	Represents scheduled payments of principal and interest (computed using the 6.33% interest rate on December 30, 2006) on the real estate loan. See Note 8 to the accompanying Consolidated Financial Statements.
(3)	Represents payments of principal and interest on the 12% Second Lien Senior Secured Notes due in 2012. See Note 8 to the accompanying Consolidated Financial Statements.
(4)	Represents total minimum lease payments, of which $1.3 million represents interest. See Note 8 to the accompanying Consolidated Financial Statements.
(5)	The operating lease commitments represent the minimum obligation the Company has for its non-cancelable retail store leases. These leases, however, require additional payments for common area maintenance, real estate taxes and other costs. These costs in Fiscal 2006 were equal to approximately 50% of the minimum lease obligations. The Company also has $434,000 of operating lease commitments related to its use of technical equipment, see Note 12 to the accompanying Consolidated Financial Statements.
(6)	As of December 30, 2006, the Company had $10.6 million of outstanding purchase orders, which are primarily related to orders for general merchandise inventories. Since most of the Company’s purchase orders are cancelable without penalty upon 30-days notice, this total only includes purchase obligations scheduled to be shipped within 30-days following the end of Fiscal 2006. Additionally, the Company included $0.9 million in standby letters of credit, which are primarily used to provide for lease payments to store lessors in the event of a default by the Company in its lease obligations.
(7)	At December 30, 2006, the Company had long-term liabilities of $2.7 million for its straight line rent accrual, the cash flow requirements of which are included in operating lease obligations. Additionally, the Company has long-term liabilities that do not have contractually scheduled maturity dates and as such are not included in the table above. Included in long-term liabilities is $3.2 million for employee benefits, most of which will come due beyond five years, $9.5 million related to the unamortized portion of deferred credits from landlords and $5.2 million of liabilities related to income and use taxes and the write up of certain leases as a result of the Transaction.

The Company believes its cash balances, funds expected to be generated by future operations, and borrowing capacity will be sufficient to finance its capital requirements during Fiscal 2007.

The amount of cash generated from operations is dependent upon many factors including but not limited to the ability of the Company to achieve its business plan and general economic and retail industry conditions in the United States, during the upcoming year. Borrowing under the Company’s senior secured credit facility, as amended, may also be limited by the following factors:

•	Borrowings under the senior secured credit facility are limited to a borrowing base calculation;

•	Inventory obsolescence issues resulting from decreased revenues, that would affect the borrowing base assets, as eligible inventory in the borrowing base would decrease; and

•	The senior secured credit facility contains a number of restrictive covenants. If the Company fails to meet any of these covenants, it may severely limit the Company’s ability to conduct its business.

The Company’s interest rate exposure is most sensitive to fluctuations in interest rates in the United States, which impact interest paid on its debt. A 10% change in the weighted average interest rate on the Company’s variable rate debt would be immaterial to the Company’s consolidated financial positions, results of operations and cash flows.

Off-Balance Sheet Arrangements

The Company’s primary contingent liabilities relate to non-cancelable retail store operating leases. At December 30, 2006 and December 31, 2005, future minimum rentals totaled $241.6 million and $276.8 million (excluding common area maintenance, real estate and other costs), respectively. Additionally, the Company has entered into several arrangements not reflected on the balance sheet that have or are reasonably likely to have a current or future effect on the Company’s financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. These include documentary letters of credit, standby letters of credit and an interest rate swap, each of which is discussed below.

Documentary letters of credit are included in the Company’s senior secured credit facility and are used primarily in connection with purchase order commitments from overseas vendors. At December 30, 2006 and December 31, 2005, there were $8.5 million and $13.1 million in outstanding documentary letters of credit, respectively. Standby letters of credit are also included in the Company’s senior secured credit facility and are used primarily in connection with store lessors. At December 30, 2006 and December 31, 2005 there were $0.9 million and $0.7 million, respectively, in standby letters of credit drawable primarily by store lessors. See Note 8 to the accompanying Consolidated Financial Statements.

During Fiscal 2004, the Company obtained a real estate mortgage loan to help finance its new corporate headquarters’ facility. The financing obtained was an $8.0 million, 10-year maturity, variable-rate loan based on one-month LIBOR plus 1.00% (see Note 8 of the Consolidated Financial Statements for additional details). In order to minimize the risk of exposure related to variations in cash flows over the life of the financing, in August 2004, the Company entered into a $4.0 million, 10-year interest rate swap agreement under which the Company receives one-month LIBOR plus 1.00% and pays a 5.67% fixed rate. The swap modifies the Company’s interest rate exposure by effectively converting 50% of the real estate loan from a variable rate to a fixed rate in order to hedge against the possibility of rising interest rates during the term of the loan. As of December 30, 2006 and December 31, 2005, the swap’s notional amount was $3,066,667 and $3,466,667, respectively (notional amount is reduced $33,333 each month). The fair value of the swap, as of December 30, 2006 and December 31, 2005 was $36,325 favorable and $11,996 favorable, respectively, are included in long term assets. In addition, there was an unrealized gain of $15,029 and $72,600, net of tax of $9,269 and $17,346 for December 30, 2006 and December 31, 2005, respectively, which is included in accumulated other comprehensive income as a separate component of shareholders’ equity. See Note 2 of the Consolidated Financial Statements for additional details.

As part of the Company’s ongoing business, it does not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. The Company was not involved in any material unconsolidated SPE transactions. As discussed in Note 5 of the Consolidated Financial Statements, the Company’s joint ventures are each consolidated into the Consolidated Financial Statements.

Fiscal 2007 Store Openings and Capital Expenditure Expectations

In Fiscal 2007, the Company plans to add approximately 15 to 20 new Brookstone stores. The Company anticipates the cost of opening a new Brookstone non-airport store (based on the new store design), including leasehold improvements, furniture and fixtures, and pre-opening expenses, to average approximately $600,000. In addition, the Company expects a new Brookstone non-airport store to require $150,000 of working capital per store. The Company anticipates the cost of opening airport stores, including leasehold improvements, furniture and fixtures and pre-opening expenses, to average approximately $325,000, and expects airport stores to require $100,000 of working capital per store. The Company expects to remodel approximately 10 to 12 locations and update and maintain other stores, during Fiscal 2007, incurring capital expenditures of approximately $5 million.

Including the capital expenditures listed above, the Company anticipates making capital expenditures of approximately $16 million in Fiscal 2007.

ITEM 7A.	Quantitative and Qualitative Disclosures about Market Risk

The Company’s primary market risk is its interest rate risk. The Company does not engage in trading activities and its foreign currency risk and commodity price risk is immaterial.

The Company is exposed to the impact of interest rate changes primarily through its borrowing activities. As part of the Company’s risk management policy, it tries to minimize interest rate risk whenever possible. During Fiscal 2004, the Company obtained a real estate mortgage loan to help finance its new headquarters facility. The financing obtained was an $8.0 million, 10-year maturity, variable-rate loan based on one-month LIBOR plus 1.00% (see Note 8 to the accompanying Consolidated Financial Statements for additional details). In order to minimize the risk of exposure related to variations in cash flows over the life of the financing, in August 2004, the Company entered into a $4.0 million, 10-year interest rate swap agreement under which the Company receives one-month LIBOR plus 1.00% and pays a 5.67% fixed rate. The swap modifies the Company’s interest rate exposure by effectively converting 50% of the real estate loan from a variable rate to a fixed rate in order to hedge against the possibility of rising interest rates during the term of the loan.

As of December 30, 2006 and December 31, 2005, the swap’s notional amount was $3,066,667 and $3,466,667, respectively (notional amount is reduced $33,333 each month). The fair value of the swap, as of December 30, 2006 and December 31, 2005 was $36,325 favorable and $11,996 favorable, respectively. (See Note 2 to the accompanying Consolidated Financial Statements for additional details).

The Company has performed a sensitivity analysis as of December 30, 2006, using a modeling technique that measures the change in the fair values arising from a hypothetical 10% increase and a 10% decrease in the levels of interest rates across the entire yield curve, with all other variables held constant. The analysis covers the Company’s long-term debt and interest rate swap. The analysis uses actual maturities for the debt and interest rate swap. The interest rate swap is valued using the market standard methodology of netting the discounted future fixed cash payments and the discounted expected variable cash receipts. The variable cash receipts are based on an expectation of future interest rates derived from observed market interest rate curves. The discount rates used in the net present value calculations were based on the market interest rates in effect at December 30, 2006. The sensitivity analysis indicated that a hypothetical 10% increase in interest rates would result in a $60,000 gain in the fair value of the interest rate swap. This gain in fair value on the swap is offset by an equal amount increase in interest expense from the unhedged portion of the real estate loan. The opposite results occurred with a hypothetical 10% decrease in interest rates, which resulted in a $61,000 loss in the fair value of the interest rate swap. This loss in fair value on the swap is offset by an equal amount decrease in interest expense from the unhedged portion of the real estate loan. Through the use of the interest rate swap on the real estate loan, the Company has minimized its exposure to changes in interest rates from its existing real estate loan and interest rate swap.

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

The Consolidated Financial Statements, together with the reports thereon of Ernst & Young, LLP, dated March 14, 2007 and PricewaterhouseCoopers LLP, dated April 29, 2005, except for Note 5, not separately presented herein, as to which the date is September 9, 2005 and Note 15, as to which the date is April 12, 2006, and supplementary data appear on pages 61 through 110 of this document.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

ITEM 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

The Company carried out an evaluation, under the supervision and with the participation of the Company’s Disclosure Committee and the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 30, 2006 pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective.

Management’s Annual Report on Internal Control Over Financial Reporting.

Not applicable.

Attestation Report of Independent Registered Public Accounting Firm.

Not applicable.

Changes in Internal Control over Financial Reporting.

There have not been any changes in the Company’s internal controls over financial reporting that have occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

ITEM 9B.	Other Information.

None.

ITEM 10.	Directors and Executive Officers of the Registrant

Executive Officers and Directors

The following table sets forth information about our executive officers and directors:

Name	Age	Position
Louis Mancini	61	President, Chief Executive Officer and Director
Philip W. Roizin	48	Executive Vice President, Finance and Administration, Treasurer, Secretary and Chief Financial Officer
George H. Sutherland	46	Executive Vice President, Store Operations
Steven P. Brigham	43	Vice President of Distribution and Logistics and Chief Information Officer
William Ellis	64	Vice President, Business Development
Carol A. Lambert	53	Vice President, Human Resources
Steven C. Strickland	44	Vice President, Marketing
Gregory B. Sweeney	52	Vice President, General Manager Direct Marketing
M. Rufus Woodard, Jr	50	Vice President, General Merchandising Manager
Ron Sim Chye Hock	48	Chairman of the Board of Directors
Peter Lee Hwai Kiat	42	Director
Nigel Roger Thomas Jones	44	Director
Khor Peng Soon	56	Director
Adam L. Suttin	39	Director
William E. Watts	54	Director
Margaret Lui	47	Director

Louis Mancini has been our President and Chief Executive officer since April 2006. From December 2005 through April 2006, Mr. Mancini was the Executive Vice President, Northern Region, of CSK Auto Corporation. From January 2005 through December 2005, Mr. Mancini was the President and Chief Executive Officer of Murray’s Inc., an automotive parts and accessories retailer, which was acquired by CSK in December 2005. From 1977 through 1998 and from February 2003 through November 2004, Mr. Mancini held various positions with General Nutrition Centers, Inc., a leading global specialty retailer of nutritional supplements, and its subsidiaries, most recently as its President and Chief Executive Officer. Mr. Mancini was President and Chief Executive Officer of Nutraceuticals Enterprises, LLC from March 2000 through February 2003. He was Chief Executive Officer of Omni Nutraceuticals from April 1999 through March 2000 and was its President and Chief Operating Officer from October 1998 through April 1999.

Philip W. Roizin has been our Executive Vice President, Finance and Administration since December 1996. From May 1995 to December 1996, Mr. Roizin served as Chief Financial Officer of The Franklin Mint. From July 1989 to May 1995, he held various senior positions with Dole Food Company, including Vice President/General Manager of Dole Beverages and Vice President of Strategic Services. From 1985 to 1989, Mr. Roizin served as a consultant for Bain & Co., a management consulting firm.

George H. Sutherland has been our Executive Vice President, Store Operations since July 2006. From December 2005 to July 2006 Mr. Sutherland was Regional Vice President, Great Lakes Region, of CSK Auto Corporation. From October 2001 to December 2005 Mr. Sutherland was the Vice President of Operations of Murray’s Inc. Mr. Sutherland held a variety of positions at Murray’s prior to October 2001, including Regional Director and District Manager, during his 29-year tenure with Murray’s.

Steven P. Brigham has been our Vice President, Distribution and Logistics and our Chief Information Officer since November 2005. From May 2001 until his recent appointment, Mr. Brigham served as Vice President and Chief Information Officer of The Timberland Company. From April 1999 until 2001, he served as Vice President of Supply Chain Operations and Chief Information Officer of Adaptive Broadband Corporation (formerly known as California Microwave, Inc.).

William Ellis was our Vice President, Business Development from July 2006 until March 23, 2007. From 1996 to 2006, Mr. Ellis was a Senior Management Consultant for Business Development Specialists in Sedona, AZ. In that role, he developed and successfully executed profitable strategies for HealthFirst Technologies and GNC, among others. Before this, Mr. Ellis held the position of Vice President of Corporate Marketing with Weider Health & Fitness and Corporate Vice President, Sales & Marketing, with Naturade Products, Inc.

Carol A. Lambert has been our Vice President of Human Resources since April 2000. Prior to such time, Ms. Lambert held the position of Director of Compensation and Benefits with the Company from August 1996 to April 2000. From 1990 until August 1996 she served as Senior Vice President of Human Resources for Home Bank where she was employed since 1979.

Steven C. Strickland has been our Vice President of Marketing since August 2004. During his previous tenure with us, Mr. Strickland held the position of Operating Vice President, Creative & Visual Services from September 1995 to March 1997, at which time he was promoted to Vice President of Marketing. Mr. Strickland held that position until his departure from the Company in August of 2000. From August of 2000 until August of 2003, Mr. Strickland held the position of Senior Vice President of Corporate Marketing for Wet Seal Company. Prior to joining our company in September of 1995, he served as Vice President of Strategic Design & Visual Merchandising for Women’s Specialty Retailing, a division of U.S. Shoe Corporation. From April 1985 to March 1994, Mr. Strickland was with The Limited, Inc. where he held various positions.

Gregory B. Sweeney has been our Vice President and General Manager of the Direct Marketing segment since February 2001. From June 1998 to January 2001, Mr. Sweeney served as Vice President of Database Marketing at Office Depot. From 1981 to 1998, Mr. Sweeney was with L. L. Bean, a national specialty mail order company, where he held various positions including Director of Strategic Planning and Vice President of Customer Loyalty Marketing.

M. Rufus Woodard, Jr. has been our Vice President, General Merchandising Manager since January 2002. From April 2001 until his recent appointment, Mr. Woodard was our Operational Vice President, General Merchandise Manager. In 1998, Mr. Woodard was appointed to serve as our Divisional Merchandise Manager and held that position until 2001. Mr. Woodard joined our company in 1993 as a buyer and managed numerous product categories from 1993 to 1998. Prior to joining our company, Mr. Woodard held senior buying positions at Jordan Marsh/Abraham & Strauss and Miller and Rhoads.

Ron Sim Chye Hock has been a director since October 2005. Mr. Sim is the Founder, Chairman and CEO of OSIM International Ltd., a global leader in healthy lifestyle products that is listed on the main board of the Singapore Exchange. Mr. Sim founded OSIM in 1980 and has since expanded its business to Hong Kong, China, Taiwan, Malaysia and other parts of the world. Mr. Sim is actively involved in setting and redefining the vision, mission, goals and direction for OSIM.

Peter Lee Hwai Kiat has been a director since October 2005. Mr. Lee is an Executive Director, the Company Secretary and Chief Financial Officer of OSIM. Mr. Lee joined OSIM in 2000 and manages OSIM’s financial strategy and control, investor relations, human resources and administration and management information systems. Mr. Lee was appointed as a director of OSIM in May 2005.

Nigel Roger Thomas Jones has been a director since October 2005. Mr. Jones is a co-founding partner of Alpha Advisory, an independent corporate advisory group which he co-founded at the end of 2003. From 2000 until 2003, Mr. Jones was the head of Morgan Stanley’s South Asia Mergers and Acquisitions and restructuring division. From 1997 until 2000, Mr. Jones was an executive director at Schroders Japan.

Khor Peng Soon has been a director since October 2005. Mr. Khor is currently self-employed as a business and financial consultant. From May 2003 until May 2004, Mr. Khor was President of UGC 2003, Inc., a company that markets fresh and dehydrated vegetables and fruits in the United States market. Prior to March 2003, Mr. Khor was a Managing Director of Temasek Holdings, (Private) Limited. Currently, Mr. Khor is an independent non-executive director of OSIM and an independent non-executive Chairman of Global Active Limited. Mr. Khor serves on the Compensation Committees of OSIM and Global Active Limited.

Adam L. Suttin has been a director since October 2005. Mr. Suttin co-founded J.W. Childs Associates, L.P. in July 1995 and has been a Partner of J.W. Childs Associates, L.P. since January 1998. Prior to that time, Mr. Suttin was an executive at Thomas H. Lee Company from August 1989, most recently holding the position of Associate. Mr. Suttin is a director of a number of private companies.

William E. Watts has been a director since October 2005. Mr. Watts has been an Operating Partner of J.W. Childs Associates, L.P. since June 2001. Previously, he was President and Chief Executive Officer of General Nutrition Companies, Inc. from 1991 until 2001. Prior to being named President and Chief Executive Officer in 1991, Mr. Watts held the positions of President and Chief Operating Officer of General Nutrition, Inc. and President and Chief Operating Officer of General Nutrition Center, Inc. Mr. Watts is a director of a number of private companies.

Margaret Lui has been a director since October 2005. Ms. Lui is a Managing Director of Investments, covering Temasek’s investments in Promising Regional Enterprises, manufacturing, lifestyle and automotive companies. Ms. Lui has been with Temasek since 1985 having worked in various divisions including corporate finance, direct investments, private equity funds and treasury. She currently sits on the Boards of Singapore Aircraft Leasing Enterprises Pte Ltd, Singapore Cruise Centre Pte Ltd, PSA Marine (Pte) Ltd and Singapore Food Industries Ltd.

Board Committees

Compensation Committee. The members of our compensation committee are Adam Suttin, Margaret Lui and Ron Sim. Our compensation committee makes recommendations to our board of directors concerning executive compensation and other incentive programs.

Audit Committee. The members of our audit committee are Adam Suttin, Margaret Lui and Peter Lee. Our audit committee is responsible for reviewing the adequacy of our system of internal accounting controls; reviewing the results of our independent accountants’ annual audit, including any significant adjustments, management judgments and estimates, new accounting policies and disagreements with management; reviewing our audited financial statements and discussing the statements with management; reviewing the audit reports submitted by our independent accountants; reviewing disclosures by our independent accountants concerning relationships with our company; pre-approving services provided to us by independent public accountants; reviewing the performance of our independent accountants and annually recommending independent accountants; adopting and annually assessing our charter; and preparing such reports or statements as may be required by securities laws. Our board of directors has determined that each of the members of the audit committee is considered to be an “audit committee” financial expert, as defined by the Securities and Exchange Commission, based on their education and experience in their respective industries.

Executive Committee. The members of our executive committee are Louis Mancini, William Watts, Margaret Lui and Ron Sim. Our executive committee is responsible for such matters as our board of directors may determine from time to time.

The Company has adopted a Code of Ethics for the Company’s board members, senior executives and employees which can be found at the Company’s website, www.brookstone.com. Please note that references to the Company’s website at www.brookstone.com are for informational purposes only. Unless otherwise specified, information contained on the Company’s website is not part of this Annual Report on Form 10-K.

Section 16(a) Beneficial Ownership Reporting Compliance

In conjunction with the Transaction, as of October 4, 2005, the Company no longer has a class of equity securities registered pursuant to Section 12 of the Exchange Act.

ITEM 11.	Executive Compensation

Compensation Discussion and Analysis

Compensation Objectives

The Compensation Committee (for purposes of this analysis, the “Committee”) is charged with developing and approving objectives relevant to executive compensation and the making of recommendations to the Board as appropriate. The Committee is also responsible for the administration of any equity-based or incentive-based compensation plans consistent with the provisions of such plans. In discharging its functions, the Board and Committee believe that the Committee’s policies and procedures should remain flexible in order to react to changing conditions and to ensure the effective oversight of the Company’s compensation programs.

Those executive compensation programs are based upon the belief that the interests of the Company’s executive officers should be directly aligned with those of our Sponsors. Accordingly, a significant portion of overall compensation is tied to the financial performance of the Company. In making compensation decisions, the Committee is guided by a framework designed to create a total compensation package that accomplishes the following:

•	attracts and retains the best talent for the Company on a fair, reasonable, and competitive basis relative to the executive’s peers within the Company as well as the larger marketplace;

•	provides incentives to senior management that reward performance as measured against established annual goals relating to the overall financial results of the Company;

•	recognizes differences in roles, responsibilities, experience, and potential to influence results, but also treats individuals in a consistent and equitable fashion across the Company; and

•	promotes the long-term success of the Company’s business model and fosters the growth of the Brookstone brand.

Elements of Compensation

Base Salary

The Named Executive Officers, other than Louis Mancini, the Chief Executive Officer and Steven Brigham, entered into employment agreements with the Company in connection with the consummation of the Transaction on October 4, 2005. Each of those agreements provides for a three-year term and is subject to an automatic 18-month extension, unless terminated by either party. On October 17, 2005, the Company entered into an employment agreement with Steven Brigham that provides for a two-year term and is subject to an automatic 18-month extension, unless terminated by either party. As of April 18, 2006, we entered into an employment agreement with our Chief Executive Officer for a three-year term, subject to three (3) automatic one-year extensions, unless terminated by either party. The base salary as set forth in the employment agreements for all the Named Executive Officers remains the same for the entire term of the agreement, with the exception of the Chief Executive Officer who is entitled to annual cost of living increases. The salaries of the Named Executive Officers are reflected in the Summary Compensation Table below.

We believe that the salaries of executive officers under their respective employment agreements are consistent with the guiding principles of the Compensation Committee in that they are reflective of market conditions and are generally based on the executive’s role, scope of responsibilities, level and type of experience, background, and contribution to the business. Moreover, the employment agreements into which the Company entered in October 2005 were intended not only to keep the total compensation of the executives consistent with their levels of compensation prior to the Transaction, but also to retain the services of those individuals on a long-term basis.

Management Incentive Bonus Plan; Employment Agreements

We have in effect an Amended and Restated Management Incentive Bonus Plan, or MIB, under which executive officers and other key management employees selected at the discretion of our Compensation Committee may receive incentive awards. The purpose of the MIB is to tie a significant portion of annual pay directly to key financial results. Bonus awards are based on annual performance criteria established by our Committee with respect to attainment by the Company of specified levels of income from operations, as well as criteria applied on an individual basis. Under the MIB Plan, the Committee has broad discretion to select the performance goals and other terms applicable to an award.

As set forth below in the section entitled “Employment Agreements,” the respective employment agreements of the Named Executive Officers provide a method for calculating their bonuses if certain performance measures are achieved. Consistent with our broader compensation policies, under our various employment agreements with our executives, individuals with greater job responsibilities have a greater proportion of their total cash compensation tied to Company performance.

In May 2006, the Committee exercised its discretion to determine the minimum performance goals required for each of the Named Executive Officers and other employees to obtain cash bonuses for the years 2006, 2007, and 2008. In making these determinations, the Committee sought to set attainable thresholds while, at the same time, to provide proper incentives to increase the Company’s profitability and rate of annual growth. In particular, the Committee lowered the performance goals that had previously been set for 2006. At the same time, the Committee established a method for calculating the bonuses for our Named Executive Officers, other than the CEO, that supplemented and superceded the method described in their employment agreements. Without the Compensation Committee having taken this action, the executives would not have received bonuses for 2006. The bonuses paid to the Named Executive Officers for 2006 appear in the Summary Compensation Table under the “Non-Equity Incentive Plan Compensation” column.

OSIM Brookstone Holdings, L.P. Management Equity Incentive Program

In connection with the Transaction, we established a Management Equity Incentive Program under which the named executive officers and certain other members of our management are eligible to receive awards of profit-sharing interests in OBH LP. Approximately 1,153,420 class B common partnership interests were granted in 2005 as part of such management equity incentive program. In 2006, approximately 578,167 class B common partnership interests were granted as part of the management equity incentive program, of which approximately 552,555 were awarded to our Chief Executive Officer. As is the case with the base salaries and cash bonuses, the intent behind these equity awards was to compensate executives and other employees based on their individual talents and responsibilities and to motivate them to meet corporate goals.

Severance Benefits

Our employment agreements with the Named Executive Officers all provide for severance payments and benefits in certain circumstances, including in the event of death or disability, or where the executive is terminated by the Company without cause or resigns for good reason. The terms governing these payments and benefits are described in more detail below in the section entitled “Post-Employment Compensation.” We believe that these provisions of the employment agreements are necessary to meet the overall objectives of our compensation programs.

Other Compensation

All of our executives are eligible to participate in our employee benefit plans, including medical, dental, life insurance, disability insurance, and 401(k) plan. These programs are available to all salaried employees. For Fiscal 2006, the 401(k) plan provides for a non-discretionary employer matching contribution equal to up to four percent of each participant’s covered compensation (subject to the maximum salary level prescribed in the Internal Revenue Code). As set forth in the section below entitled “Pension Benefits,” the Brookstone Pension Plan was amended in March 1998 such that no future benefits would accrue after May 31, 1998. In order to attract talent to the Company, we have reimbursed executives for their relocation expenses. As reflected in the Summary Compensation Table, we paid for the premiums for term life insurance for each of the Named Executive Officers, and we also provided all of them car allowances. We currently do not provide any deferred compensation programs to any executive.

Report of Compensation Committee

The Compensation Committee of the Company has reviewed and discussed the Compensation Discussion and Analysis (“CD&A”) required by Item 402(b) of Regulation S-K with the Company’s management. Based on that review and discussion, the Compensation Committee recommended to the Company’s Board that the CD&A be included in this Annual Report on Form 10-K for Fiscal 2006.

BY THE COMPENSATION COMMITTEE

Ron Sim, Chairperson

Adam L. Suttin

Margaret Lui

Summary Compensation Table

The following table summarizes the compensation of the Named Executive Officers for the fiscal year end December 30, 2006. The Named Executive Officers are the Company’s Chief Executive Officer, Chief Financial Officer, and three other most highly compensated executive officers ranked by their total compensation in the table. In addition the Company’s former Chief Executive Officer, Michael Anthony, whose employment ended in 2006 is included.

Summary Compensation Table

for Fiscal Year End December 30, 2006

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)(1)	Stock Awards ($) (e)(2)	Option Award ($) (f)(3)		Non-Equity Incentive Plan Compensation ($) (g)(4)	Change in Pension Value and Non- Qualified Deferred Compensation Earnings ($) (h)(5)	All Other Compensation ($) (i)(6)	Total ($) (j)
Louis Mancini, Chief Executive Officer and President	2006	$462,500	$25,000	$43,400	$	N/A	$227,863	$—	$645,961	$1,404,724

Philip W. Roizin Executive Vice President and Chief Financial Officer	2006	400,000	—	209,432		N/A	134,177	968	12,969	757,546

M. Rufus Woodard Vice President, General Merchandising Manager	2006	350,000	—	139,621		N/A	115,658	1,432	13,046	619,757

Gregory B. Sweeney Vice President, General Manager Direct Marketing	2006	350,000	—	139,621		N/A	117,405	—	12,969	619,995

Steven P. Brigham Vice President, Distribution and Logistics and Chief Information Officer	2006	300,000	—	59,070		N/A	100,632	—	7,203	466,905

Michael Anthony	2006	400,000	—	—		N/A	—	45,057	3,400	448,457

(1)	Represents discretionary bonuses paid in respect of the 2006 fiscal year.
(2)	Represents the compensation costs during 2006 for the issuance of class “B” common partnership interests of OBH LP based upon grant date fair value under SFAS No. 123(R), rather than an amount paid to or realized by the Named Executive Officer (“NEO”).
(3)	There are no option or stock appreciation rights granted to the Named Executive Officers.
(4)	Represents bonus payments approved by the Board upon the recommendation of the Committee as described above in the CD&A. Without these adjustments made at the discretion of the Compensation Committee, these NEOs would not otherwise have received bonuses. The amounts set forth in this column were earned during 2006 and paid in early 2007.
(5)	Amounts shown are solely an estimate of the increase in actuarial present value of the NEO’s accrued benefit under the Company’s retirement plans for 2006. No amount is payable from the plans before a participant attains age 65. Assumptions are further described under the Pension and Post-Retirement Notes to Consolidated Financial Statements. There can be no assurance that the amounts shown will ever be realized by the NEO. In addition, $42,680 is included in the amount for Michael Anthony, which represents an increase in the value of his account under Brookstone, Inc.’s Supplemental Executive Retirement Plan (“SERP”) (See the pension table below for plan details).
(6)	The dollar amounts under the All Other Compensation column represent (i) the following dollar value of Long-Term Disability insurance premiums paid by us for the benefit of each of the NEOs: Mr. Mancini—$0; Mr. Roizin—$644, plus tax gross-up of $232; Mr. Woodard—$644, plus tax gross-up of $309; Mr. Sweeney—$644, plus tax gross-up of $232; and Mr. Brigham—$107, plus tax gross-up of $38; (ii) the following dollar value of contributions made by us to Brookstone, Inc.’s defined contribution plan for the benefit of the NEOs: Mr. Roizin—$6,093; Mr. Woodard—$6,093; Mr. Sweeney—$6,093; and Mr. Brigham—$1,058; (iii) the following dollar value of car allowances paid to each of the named executive officers: Mr. Mancini—$4,000; Mr. Roizin—$6,000; Mr. Anthony—$3,400; Mr. Woodard—$6,000; Mr. Sweeney—$6,000; and Mr. Brigham—$6,000; (iv) the following amount paid by us in connection with the reimbursement of Mr. Mancini’s relocation expenses, including $11,732 in tax gross-ups—$59,372; (v) the following dollar value of tax gross-up paid to Mr. Mancini (other than in connection with the reimbursement of his relocation expenses)—$14,369 related to his Bonus listed under the “Bonus” column; (vi) the value of the put right granted in conjunction with Mr. Mancini’s employment agreement in the amount of $554,592 (see further discussion in Item 13); (vii) the following dollar value for legal counsel fees paid by us on behalf of Mr. Mancini in connection with the negotiation of Mr. Mancini’s employment agreement—$13,628.

Employment Agreements

Louis Mancini

In April, 2006, we entered into an employment agreement with Louis Mancini, our Chief Executive Officer and President, which provides for a three-year term, subject to three (3) automatic one-year extensions, unless terminated by either party. Under his employment, Mr. Mancini receives an annual base salary of $650,000, which is subject to annual cost of living increases based upon the CPI - US City Average. In addition to his base salary, Mr. Mancini is entitled to receive annual cash bonuses based upon our achievement of certain annual financial and operating goals established by our board of directors. For the 2006, 2007 and 2008 fiscal years, in the event that we achieve at least 100% of the annual EBITDA target established by our board of directors for such fiscal year, Mr. Mancini will receive a cash bonus calculated as follows: (a) If we achieve 100% of the target, Mr. Mancini will receive a cash bonus equal to 33% of his base salary and (b) if we achieve more than 100% of the target, Mr. Mancini will receive a cash bonus equal to the sum of the following: (i) 33% of his base salary, plus (ii) 2.21% of the amount by which our EBITDA exceeded the target, plus (iii) 1.04% of the amount, if any, by which our EBITDA exceeded the sum of the target for such fiscal year and $5 million, plus (iv) 3.25% of the amount, if any, by which our EBITDA exceeded the sum of the target and $15 million. Commencing with the 2009 fiscal year, Mr. Mancini will be entitled to receive annual cash bonuses in an amount and based upon the achievement of performance and strategic objectives as are established by our board of directors.

Under his employment agreement, in the event Mr. Mancini’s employment is terminated by us without “cause” (as defined in his agreement) or as a result of Mr. Mancini’s disability, by Mr. Mancini for “good reason” (as defined in his agreement) or as a result of Mr. Mancini’s death, he (or his estate, if applicable) will continue to receive his base salary and medical and dental benefits for a period of 18 months following the date of termination. If Mr. Mancini accepts other employment during the 18 month period following a termination of employment by us without cause or by Mr. Mancini for good reason, any payments of his base salary will be reduced by the amount of his base compensation in his new employment, and his medical and dental benefits will cease. If Mr. Mancini’s employment is terminated by us without cause upon a change in control (as defined in his agreement) in which he is given the opportunity to dispose of all of the equity he then holds in OBH LP and OBH GP, the Company is under no obligation to pay any salary and/or benefits notwithstanding any other provision of his employment agreement.

Mr. Mancini has the right under his employment agreement, on the fifth anniversary of his employment, to require OBH LP to purchase all of the class A common partnership interests purchased by him in April 2006 at a price determined based upon an enterprise value computed as a multiple of EBITDA set forth in the agreement.

Philip Roizin, Gregory Sweeney, M. Rufus Woodard and Steven Brigham

The Company entered into employment agreements with each of Philip Roizin, Gregory Sweeney and M. Rufus Woodard in connection with the Transaction, each of which provides for a three-year term and is subject to an automatic 18-month extension, unless terminated by either party. On October 17, 2005, the Company entered into an employment agreement with Steven Brigham that provides for a two-year term and is subject to an automatic 18-month extension, unless terminated by either party. In addition to their respective base salaries as set forth above in the Summary Compensation Table, each of these individuals are entitled to receive annual cash bonuses based upon the achievement of certain annual financial and operating performance goals set forth in our annual management plan. Consistent with our executive compensation policy, under these agreements, individuals with greater job responsibilities have a greater proportion of their total cash compensation tied to our performance as reflected in the following table:

Name	Base Salary	Maximum Annual Bonus Amount ($)	Maximum Annual Bonus Percentage
Philip W. Roizin	$400,000	$300,000	75%
M. Rufus Woodard	$350,000	$250,000	71%
Gregory B. Sweeney	$350,000	$250,000	71%
Steven P. Brigham	$300,000	$200,000	67%

Under each of the agreements, up to 80% of each of these individual’s maximum annual bonus is payable upon the achievement of the annual EBITDA based performance targets set forth in our annual management plan as follows (the “EBITDA Bonus”): 50% of the EBITDA Bonus is payable if we achieve 100% of the target for the applicable fiscal year, and will increase or decrease on a linear basis at a rate of 10% of EBITDA Bonus for each 1% of the target in excess of, or below, 100%, as applicable. The remaining 20% of each individual’s maximum annual bonus is payable in the discretion of our board of directors based upon the recommendation of our CEO taking into account whether we achieved certain pre-set operating objectives for the applicable fiscal year.

In May 2006, the Board, at the recommendation of the Compensation Committee, lowered the performance goals serving as thresholds for the executives’ bonuses. The committee also adopted a supplemental method for calculating the bonuses for the named executives other than Mr. Mancini. Without these adjustments made at the discretion of the Compensation Committee, these executives would not otherwise have received bonuses.

Under these agreements, if the employment of Mr. Roizin, Mr. Sweeney, Mr. Woodard or Mr. Brigham is terminated by us without “cause” (as defined in each of such agreements) or by the individual for “good reason” (as defined in each of such agreements), the individual will continue to receive his base salary and medical and dental benefits for the longer of (a) the remainder of the then current term and (b) an 18-month period from the date of termination. These payments are unmitigated during the first year following the termination of employment; however, if the individual has accepted other employment, upon the first anniversary of the termination of employment subsequent payments of his base salary will be reduced by the amount of his base compensation in his new employment, and his medical and dental benefits will cease. If the employment of any of these individuals is terminated due to his death or disability, he or his legal representative will be entitled to receive his base salary (and also benefits only in the case of termination due to disability) for 12 months following the date of termination.

All of the employment agreements contain non-competition, non-solicitation, non-disparagement and confidentiality provisions during the term of the agreement and for specified periods thereafter. Upon the breach of any of these provisions, the period during which the executive is entitled to receive post-termination compensation is deemed to have terminated as of the date of the breach.

Grants of Plan-Based Awards Table

The following table provides information on all awards granted in 2006 to each of the Company’s Named Executive Officers. There can be no assurance that the Grant Date Fair Value of Stock Awards will ever be realized.

Grants of Plan-Based Awards

for Fiscal Year Ended December 30, 2006

			Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards
Name	Grant date		Threshold ($)	Target ($)	Max ($)	Thres- hold (#)	Target (#)	Max (#)	All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock Awards ($)
Louis Mancini	n/a 4/18/06	(1) (2)	$216,667	$216,667	n/a	—	—	—	552,555	—	—	$309,398
Philip W. Roizin	n/a	(1)	$0	$150,000	$300,000	—	—	—	—	—	—	—
M. Rufus Woodard	n/a	(1)	$0	$125,000	$250,000	—	—	—	—	—	—	—
Gregory B. Sweeney	n/a	(1)	$0	$125,000	$250,000	—	—	—	—	—	—	—
Steven P. Brigham	n/a	(1)	$0	$100,000	$200,000	—	—	—	—	—	—	—

(1)	Amounts reflect the annual bonuses to which the Named Executive Officers (other than the former CEO) are entitled to receive under their employment agreements with us, which are described in detail under the caption “Employment Agreements” above.
(2)	See the “OSIM Brookstone Holdings, L.P. Management Equity Incentive Program” note below for information regarding the vesting of the award.

OSIM Brookstone Holdings, L.P. Management Equity Incentive Program

In connection with the Transaction, we established a management equity incentive program (the “Management Equity Program”) under which certain members of our management are eligible to receive awards of profit-sharing interests in OBH LP. In 2006, approximately 578,167 class B common partnership interests were granted as part of the Program of which approximately 552,555 were awarded to Mr. Mancini. During 2006, approximately 578,544 class B common partnership interests were forfeited as the result of employee departures.

75% of the class B common partnership interests issued (except in respect of Mr. Mancini as to which this amount is 289,157 class B common partnership interests) (the “Time Interests”) under the Management Equity Program vest ratably over a period of five years from the date of grant and the unvested balance will vest upon a “change of control” or the consummation of an initial public offering of a subsidiary of OBH LP. The remaining 25% of the class B common partnership interests issued (except in respect of Mr. Mancini as to which this amount is 263,398 class B common partnership interests) (the “IRR Interests”) under the Program will vest upon one of the Sponsors having achieved a specified internal rate of return on its investment in OBH LP. All IRR Interests, whether vested or unvested, and all unvested Time Interests are subject to forfeiture under certain circumstances.

Management has determined that the awards of class B common partnership interests of OBH LP under the Management Equity Incentive Program awards should be accounted for under push down accounting and therefore, has included the accounting effects of these awards in Brookstone, Inc’s consolidated financial statements.

Outstanding Equity Awards Table

Outstanding Equity Awards at Fiscal Year-End 2006

	Option Awards					Stock Awards
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)		Market Value of Shares or Units of Stock That Have Not Vested ($) (h)		Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (i)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (j)
Louis Mancini	—	—	—	—	—	289,157	(1)	(	*)	263,398	(2)	(	*)
Philip W. Roizin	—	—	—	—	—	103,808	(3)	(	*)	43,253	(4)	(	*)
M. Rufus Woodard	—	—	—	—	—	69,205	(3)	(	*)	28,836	(4)	(	*)
Gregory B. Sweeney	—	—	—	—	—	69,205	(3)	(	*)	28,836	(4)	(	*)
Steven P. Brigham	—	—	—	—	—	29,279	(3)	(	*)	12,199	(4)	(	*)
Michael F. Anthony	—	—	—	—	—	—		—		—		—

(1)	Consists of Time Interests granted in April 2006. Such interests will vest on each of the first five anniversaries of the grant date.
(2)	Consists of IRR Interests granted in April 2006. Such interests will vest upon one of the Sponsors having achieved a specified internal rate of return on its investment in OBH LP.
(3)	Consists of Time Interests granted in October 2005 in connection with the Transaction. Such interests will vest ratably on each of the next four anniversaries of the Transaction.
(4)	Consists of IRR Interests granted in October 2005 in connection with the Transaction. Such interests will vest upon one of the Sponsors having achieved a specified internal rate of return on its investment in OBH LP.
(*)	The entity to which these equity interests relate, OBH LP, is a private company. As such, there is no market for its equity and no market price by which to calculate the value of these unvested equity interests in accordance with Instruction 3 to Item 402(F)(2) of Regulation S-K.

Stock Vested

	Option Awards		Stock Awards
Name (a)	Number of Shares Acquired on Exercise (#) (b)	Value Realized on Exercise ($) (c)	Number of Shares Acquired on Vesting (#) (d)	Value Realized on Vesting ($) ( e)
Louis Mancini	—	—	—	(	*)
Philip W. Roizin	—	—	25,952	(	*)
M. Rufus Woodard	—	—	17,301	(	*)
Gregory B. Sweeney	—	—	17,301	(	*)
Steven P. Brigham	—	—	7,320	(	*)
Michael F. Anthony	—	—	—	—

(*)	The entity to which these equity interests relate, OBH LP, is a private company. As such, there is no market for its equity and no market price by which to calculate the value of these unvested equity interests in accordance with Instruction 3 to Item 402(F)(2) of Regulation S-K.

Post Employment Compensation

Pension Benefits

We have a defined benefit pension plan (the “Pension Plan”) qualified under Section 401(a) of the Internal Revenue Code of 1986. In March 1998, our board of directors approved an amendment to the Pension Plan “freezing” the Plan such that no future benefits will accrue under such plan beyond May 31, 1998. No further years of service beyond 1998 will be counted toward the calculation of benefits and final average compensation rates have been curtailed as of May 31, 1998.

The Company maintained a Defined Contribution Supplemental Employee Retirement Plan (the “SERP”) that was terminated concurrently with the Transaction in October 2005. The Company’s former CEO, Michael F. Anthony, was the only participant in the SERP.

Pension Benefits at December 30, 2006

Name (a)	Plan Name (b)		Number of Years Credited Service (#) (c)		Present Value of Accumulated Benefit ($) (d) (5)		Payments During Last Fiscal Year ($) (e)
Louis Mancini	—		—		$—		—
Philip Roizin	Pension Plan	(1)	2	(3)	$21,145	(5)	—
M. Rufus Woodard	Pension Plan	(1)	5	(3)	$31,081	(5)	—
Steven Brigham	—		—		$—		—
Michael Anthony	Pension Plan	(1)	4	(3)	$51,296	(5)	—
	SERP(2)		2	(4)	$839,355	(6)	—

(1)	Relates to the Pension Plan. See Note 10 in the Notes to Consolidated Financial Statements for further details.
(2)	Relates to the SERP as further described below and in Note 10 in the Notes to Consolidated Financial Statements.
(3)	Equals number of years of service as of date of hire through May 31, 1998. No service after May 31, 1998 is included for benefit accruals.
(4)	Equals number of years of service as of commencement date of the SERP in September 2004 through Mr. Anthony’s termination with the Company in 2006.
(5)	For purposes of determining the present value of the qualified pension plan’s accumulated benefit, the following assumptions were made:

•	Mortality Table: RP2000

•	Lump sum factor: 4.65%

•	Benefit commencement at age 65

•	Calculation of average monthly earnings is over the 60 highest consecutive months. No compensation after May 31, 1998 is included.

(6)	Represents the benefit obligation at December 30, 2006, including accrued interest. The SERP benefit will be payable to Mr. Anthony in cash in five (5) substantially equal annual installments commencing on June 30, 2007.

In March 1998, we froze the Pension Plan, ceased our practice of making discretionary employer contributions to employee accounts under our defined contribution 401(k) plan and instituted a non-discretionary employer matching contribution under such 401(k) plan.

As a result of the foregoing freeze of benefit accruals under the Pension Plan, the monthly vested benefits of the Named Executive Officers will not change. The following monthly vested benefits will be paid to the Named Executive Officers beginning at normal retirement age of 65 based upon a single life annuity benefit: Mr. Roizin, $338.83; Mr. Woodard, $451.45 and Mr. Anthony, $693.82. Mr. Sweeney and Mr. Brigham had no credited service as of May 31, 1998, and therefore they have no monthly vested benefits.

Nonqualified Deferred Compensation

None of the Named Executive Officers receive nonqualified deferred compensation benefits.

Potential Post-Employment Payments

The following table shows the potential payments upon termination or a change of control of the Company for the Named Executive Officers, on December 30, 2006.

Executive Benefits and Payments Upon Separation	Resignation Without Good Reason	Early or Normal Retirement (6)	Termination without Cause or Resignation for Good Reason	Termination For Cause	Disability or Death (5)
Compensation and Other Benefits:
Louis Mancini (1)	$—	$—	$975,000	$—	$975,000
Phillip W. Roizin (2)	—	—	707,692	—	400,000
M. Rufus Woodard (2)	—	—	619,231	—	350,000
Gregory B. Sweeney (2)	—	—	619,231	—	350,000
Steven P. Brigham (2)	—	—	450,000	—	300,000

Medical and Dental Benefits: (4)
Louis Mancini (1)	—	—	9,116	—	9,116
Phillip W. Roizin (2)	—	—	15,952	—	9,116
M. Rufus Woodard (2)	—	—	5,908	—	3,376
Gregory B. Sweeney (2)	—	—	15,952	—	9,116
Steven P. Brigham (2)	—	—	13,674	—	3,376

Management Equity Program Awards (3)	(*)	(*)	(*)	(*)	(*)

(1)	If Mr. Mancini accepts other employment during the 18 month period following a termination of employment by us without cause or by Mr. Mancini for good reason, any payments of his base salary will be reduced by the amount of his base compensation in his new employment, and his medical and dental benefits will cease. If Mr. Mancini’s employment is terminated by us without cause upon a change in control (as defined in his agreement), in which he is given the opportunity to dispose of all of the equity he then holds in OBH LP and OBH GP, the Company is under no obligation to pay any salary and/or benefits notwithstanding any other provision of his agreement.
(2)	If this NEO accepts other employment following a termination of his employment by us without cause or by him for good reason, payments of base salary following the first anniversary of the date of termination will be reduced by the amount of his base compensation in his new employment after such date, and his medical and dental benefits will cease.
(3)	All Time Interests awarded to the NEOs under the Management Equity Program are subject to forfeiture upon any termination of employment for cause and any other termination of employment prior to the third anniversary of the grant date. All IRR Interests are subject to forfeiture upon any termination of employment for any reason. In connection with a change of control transaction, each Time Interest and vested IRR interest will entitle the holder to receive consideration of the same type and amount that such holder would have received had he sold such interest in the applicable transaction. (*) The entity to which these equity interests relate, OBH LP, is a private company. As such, there is no market for its equity and no market price by which to calculate the value of these unvested equity interests in accordance with Instruction 3 to Item 402(F)(2) of Regulation S-K.
(4)	Represents the value of medical and dental insurance premiums, based upon the premiums in effect at December 30, 2006.
(5)	Represents the estimated lump-sum present value of all future payments which the NEO would receive under the Company’s disability plan or the estimated present value of the proceeds payable to the Named Executive Officer’s beneficiaries upon his death, as applicable.
(6)	See Pension Benefits table and discussion in this section above.

Director Compensation

No member of the board of directors receives compensation for service on the board, other than expense reimbursement.

Compensation Committee Interlocks and Insider Participation

The members of our compensation committee are Adam Suttin, Margaret Lui and Ron Sim.

Mr. Suttin is an affiliate of J.W. Childs Equity Partners III, L.P., and a member of JWC Fund III Co-Invest LLC, each of which is a party to the OSIM Brookstone Holdings, L.P. partnership agreement and the OSIM Brookstone Holdings, Inc. shareholders agreement.

Mr. Sim is an affiliate of OSIM, which is a party to the OSIM Brookstone Holdings, L.P. partnership agreement and the OSIM Brookstone Holdings, Inc. shareholders agreement.

Ms. Lui is an affiliate of Temasek Holdings (Private) Limited, which is the indirect parent of Century Private Equity Holdings (S) Pte Ltd, which is a party to the OSIM Brookstone Holdings, L.P. partnership agreement and the OSIM Brookstone Holdings, Inc. shareholders agreement.

For a further description of the transactions between the foregoing members of our compensation committee, their affiliates and us, see “Certain Relationships and Related Party Transactions.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

All of our capital stock is owned by Brookstone Holdings Corp. and all of the capital stock of Brookstone Holdings Corp. is owned by OBH LP. The partnership interests of OBH LP consist of a general partnership interest which is held by its general partner, OSIM Brookstone Holdings, Inc. (“OBH GP”), class A common limited partnership interests, class B common limited partnership interests and preferred limited partnership interests.

An annual compounded cumulative distribution will accrue on the preferred interests at a rate of 12.0% of the original investment made in respect thereof. Upon any distribution by OBH LP, holders of the preferred interests will be entitled to receive any accrued and unpaid portion of the preferred yield and a return of their original investment made in respect thereof before any distributions are made to the holders of class A or class B common interests. In addition, in the event (a) all or substantially all of our assets are sold, (b) we engage in any merger, consolidation, business combination or other sale transaction, (c) we or any of our subsidiaries consummate a public offering or (d) we voluntarily or involuntarily dissolve or liquidate, the holders of the preferred interests will be entitled to receive any unpaid portion of the preferred yield. Upon any distribution by OBH LP and subject to the rights of the holders of the preferred interests, holders of class A common interests will be entitled to receive a return of their original investment made in respect thereof and a specified annual internal rate of return on such investment before any payments are made to the holders of class B common interests.

The affairs and management of OBH LP are controlled by OBH GP, its general partner. The capital stock of OBH GP consists entirely of common shares, which at all times is owned by the limited partners of OBH LP in proportion to their ownership of class A interests in OBH LP. The shareholders of OBH GP and the partners of OBH LP are parties to a shareholders agreement and a partnership agreement that govern their exercise of voting rights with respect to election of directors and certain other material events for OBH GP and matters relating to the ownership of shares and partnership interests in OBH GP and OBH LP. See “Certain Relationships and Related Party Transactions—OSIM Brookstone Holdings, L.P. Partnership Agreement” for more information.

The following table sets forth certain information regarding the beneficial ownership of OBH GP’s common shares as of March 19, 2007 by (a) each person who is the beneficial owner of more than 5% of OBH GP’s voting securities, (b) each member of our board of directors and our named executive officers, and (c) each of our directors and executive officers as a group. Except as otherwise noted under “Certain Relationships and Related Party Transactions,” we know of no agreements among our, OBH GP’s equityholders or OBH LP’s limited partners which relate to voting or investment power over our voting securities or any arrangement the operation of which may at a subsequent date result in a change of control of us, OBH GP or OBH LP.

Beneficial ownership is determined in accordance with the rules of the SEC, and includes direct and indirect voting power and/or investment power with respect to securities. Except as otherwise noted, the persons or entities named have sole voting and investment power with respect to the common shares shown as beneficially owned by them. Unless otherwise indicated, the principal address of each of the stockholders below is c/o Brookstone, Inc., One Innovation Way, Merrimack, New Hampshire 03054.

Beneficial Owner	Number of Common Shares Beneficially Owned	Percentage of Common Shares Beneficially Owned
OSIM International Ltd(1)(2)	9,000,000	55.5%
J.W. Childs Equity Partners III, L.P.(3)(4)	4,431,910	27.3%
JWC Fund III Co-Invest LLC(3)(5)	80,499	0.5%
Temasek Capital (Private) Limited(6)(7)	2,215,955	13.7%
Lou Mancini (8)	167,590	1.0%
Philip Roizin(9)	109,929	0.7%
M. Rufus Woodard(15)	46,829	0.3%
Gregory Sweeney(10)	83,841	0.5%
Steven Brigham(11)	*	*
Ron Sim Chye Hock(1)(12)	9,000,000	55.5%
Peter Lee Hwai Kiat(1)	*	*
Nigel Roger Thomas Jones(1)	*	*
Khor Peng Soon(1)	*	*
Adam Suttin(3)(13)	4,431,910	27.3%
William Watts(3)(13)	4,431,910	27.3%
Margaret Lui(6)(14)	2,215,955	13.7%
All executive officers and directors as a group (16 persons)	564,362	3.5%

*	Amount represents less than 1% of OSIM Brookstone Holdings, L.P.’s Class A Common Partnership Interests.
(1)	The address for these holders is c/o OSIM International Ltd, 65, Ubi Avenue 1, OSIM Headquarters, Singapore 408939.
(2)	Corresponds to OSIM International Ltd’s ownership of 9,000,000 Class A Common Partnership Interests in OBH LP.
(3)	The address for these holders is c/o J.W. Childs Associates, L.P., 111 Huntington Avenue, Suite 2900, Boston, Massachusetts 02199-7610.
(4)	Corresponds to (i) 4,351,411 Class A Common Partnership Interests in OBH LP held directly by J.W. Childs Equity Partners III, L.P. and (ii) 80,499 Class A common partnership interests in OBH LP held directly by JWC Fund III Co-Invest LLC, an affiliate of J.W. Childs Equity Partners III, L.P. J.W. Childs Equity Partners III, L.P. also holds 8,181,970 preferred interests in OBH LP. The general partner of J.W. Childs Equity Partners III, L.P. is J.W. Childs Advisors III, L.P., a Delaware limited partnership. The general partner of J.W. Childs Advisors III, L.P. is J.W. Childs Associates, L.P., a Delaware limited partnership. The general partner of J.W. Childs Associates, L.P. is J.W. Childs Associates, Inc., a Delaware corporation. J.W. Childs Advisors III, L.P., J.W. Childs Associates, L.P. and J.W. Childs Associates, Inc. may be deemed to beneficially own the Common Shares held by J.W. Childs Equity Partners III, L.P. and JWC Fund III Co-Invest LLC.
(5)	Corresponds to 80,499 Class A Common Partnership Interests in OBH LP held directly by JWC Fund III Co-Invest LLC. JWC Fund III Co-Invest LLC also holds 151,363 preferred interests in OBH LP.
(6)	The address for these holders is c/o Temasek Holdings (Pte) Ltd (Regn No: 197401143C), 60B Orchard Road, #06-18, Tower 2, The Atrium@Orchard, Singapore 238891.
(7)	Corresponds to Temasek Capital (Private) Limited’s ownership of 2,215,955 Class A Common Partnership Interests in OBH LP. Temasek Capital (Private) Limited also holds 4,166,667 preferred interests in OBH LP. Temasek Holdings (Private) Limited may be deemed to beneficially own the Common Shares owned by Temasek Capital (Private) Limited in its capacity as the sole shareholder of Temasek Capital (Private) Limited.
(8)	Corresponds to Louis Mancini’s ownership of 167,590 Class A Common Partnership Interests in OBH LP. He also owns 552,555 Class B Common Partnership Interests in OBH LP.

(9)	Corresponds to Philip Roizin’s ownership of 109,929 Class A Common Partnership Interests in OBH LP. He also owns 177,109 Class B Common Partnership Interests in OBH LP.
(10)	Corresponds to Gregory Sweeney’s ownership of 83,841 Class A Common Partnership Interests in OBH LP. He also owns 118,466 Class B Common Partnership Interests in OBH LP.
(11)	Corresponds to Steven Brigham’s ownership of zero Class A Common Partnership Interests in OBH LP. He also owns 48,798 Class B Common Partnership Interests in OBH LP.
(12)	Mr. Sim may be deemed the beneficial owner of the Common Shares owned by OSIM International Ltd in his capacity as a shareholder and director of OSIM International Ltd. Mr. Sim disclaims beneficial ownership of such Common Shares except to the extent of his pecuniary interest.
(13)	Each of Messrs. Suttin and Watts may be deemed the beneficial owner of the Common Shares owned by J.W. Childs Equity Partners III, L.P. and JWC Fund III Co-Invest LLC in their capacity as a shareholder, Partner or Operating Partner of J.W. Childs Associates, Inc. and certain of its affiliates, as applicable. Each of Messrs. Suttin and Watts disclaim beneficial ownership of such Common Shares except to the extent of his pecuniary interest.
(14)	Ms. Lui may be deemed the beneficial owner of the Common Shares owned by Temasek Capital (Private) Limited by virtue of her position as Managing Director of Temasek Holdings (Private) Ltd, the parent of Temasek Capital (Private) Limited. Ms. Lui disclaims beneficial ownership of such Common Shares except to the extent of her pecuniary interest.
(15)	Corresponds to M. Rufus Woodard’s ownership of 46,829 Class A Common Partnership Interests in OBH LP. He also owns 117,087 Class B Common Partnership Interests in OBH LP.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

OSIM Brookstone Holdings, L.P. Partnership Agreement

OSIM Brookstone Holdings, Inc. Shareholders Agreement

All of our capital stock is owned by Brookstone Holdings Corp. and all of the capital stock of Brookstone Holdings Corp. is owned by OBH LP. The partnership interests of OBH LP consist of a general partnership interest which is held by OBH GP, Class A common partnership interests, Class B common partnership interests and preferred partnership interests. See the Section entitled “Security Ownership of Certain Beneficial Owners and Management” for a more complete discussion of these partnership interests.

In connection with the merger, each of the holders of partnership interests in OBH LP entered into a partnership agreement, and each of the holders of common shares of OBH GP entered into a shareholders agreement, governing certain aspects of the relationship among such parties with respect to their ownership of such companies. Under these agreements:

•

holders are restricted from transferring their partnership interests of OBH LP and common shares of OBH GP, except in certain instances, and it will be required that all transferees become parties to the agreements;

•

provided that the Sponsors maintain specified percentages of the Class A common interests in OBH LP held by them as of the consummation of the transactions, our board of directors will consist of eight members, of which four directors will be appointed by OSIM, two directors will be appointed by JWC, one director will be appointed by Temasek Capital and one director will be our Chief Executive Officer;

•	OSIM has the right to select our Chairman of the Board;

•

in the event of the termination of employment of a holder who is a member of management, OBH LP and OBH GP may purchase the partnership interests of OBH LP and common shares of OBH GP held by the terminated employee;

•

the partnership agreement prohibits OBH GP from taking certain actions without the consent of each of the Sponsors, provided that each of the Sponsors’ interest in OBH LP remains above a specified threshold;

•	the partnership agreement affords (1) certain holders so-called “tag along” rights on proposed sales of OBH LP’s partnership interests by JWC or Temasek Capital; (2) each of JWC and Temasek

Capital so-called “drag along” rights under which it can require the other holders to participate in a sale of OBH LP upon the occurrence of defined triggering events; and (3) each of the Sponsors with certain registration rights with respect to the capital stock of any subsidiary of OBH LP following an initial public offering of such capital stock;

•

from and after the 6th anniversary of the consummation of the transactions, or if the notes are then outstanding, the 90th month anniversary of the consummation of the transactions, and provided in each case that an initial public offering of the capital stock of any of our subsidiaries has not occurred, JWC and Temasek Capital may require OBH LP to repurchase all of the preferred interests in OBH LP held by such party in exchange for an aggregate price equal to the original investment in the preferred interests plus any accrued but unpaid distributions, unless sufficient funds, either pursuant to existing financing or refinancing, would not be available to OBH LP and its subsidiaries to effectuate such repurchase, in which case OBH LP will instead be obligated to repurchase the maximum number of whole preferred interests possible for it to repurchase assuming an increase in our indebtedness up to an agreed upon level;

•

from and after the 7th anniversary of the consummation of the transactions, or if the notes are then outstanding, the 90th month anniversary of the consummation of the transactions, and provided in each case that an initial public offering of the capital stock of any of our subsidiaries has not occurred, JWC and Temasek Capital may require OBH LP and its subsidiaries to repurchase for cash all of the Class A common interests held by such party at fair market value, unless sufficient funds, either pursuant to existing financing or refinancing, would not be available to OBH LP and its subsidiaries to effectuate such repurchase (including any interests to be included by members of our management pursuant to their “tag-along rights”), in which case OBH LP will instead be obligated to repurchase the maximum number of whole Class A common interests and vested Class B common interests held by JWC, Temasek Capital and electing members of our management possible for it to repurchase assuming an increase in our indebtedness up to an agreed upon level;

•

upon the occurrence of a change of control or an initial public offering, holders of the preferred interests will be entitled to receive from OBH LP in respect thereof an aggregate amount equal to the original investment in the preferred interests plus any accrued but unpaid distributions;

•

the partnership agreement and shareholders agreement permit OBH GP, with the approval of its board of directors, to cause OBH LP to pay the amount of any accrued and unpaid cumulative distributions on the preferred interests in cash to the holders of such interests;

•

the Sponsors and those members of our management who are parties to the agreements have certain preemptive rights, meaning that they have the right to purchase a pro-rata portion of partnership interests that OBH LP proposes to sell and issue at the same price and on the same terms and conditions as proposed by OBH LP for such sale and issuance, subject to certain customary exceptions;

•

in the event that an initial public offering of the capital stock of any subsidiary of OBH LP has not been consummated prior to the 42nd month after the consummation of the transactions, JWC will have the right to require OBH LP to use its best efforts to consummate an initial public offering of the equity securities of any of its subsidiaries; and

•

if OBH LP is unable to consummate an initial public offering of the capital stock of any of its subsidiaries within six (6) months after JWC makes a demand for an initial public offering (as described immediately above), the parties to the agreements will negotiate the terms and conditions upon which OSIM and/or OBH LP will purchase, during the twelve (12) month period thereafter, JWC’s and Temasek Capital’s entire equity interest in OBH LP and its subsidiaries.

Fee Agreements

In connection with the Transaction, we entered into a fee agreement with OSIM, JWC and Temasek Capital. Pursuant to this agreement, we paid each of OSIM, JWC and Temasek Capital transaction fees of $4.05 million, $4.5 million and $2.25 million, respectively upon the closing of the transactions. We also paid all expenses of OSIM, JWC and Temasek Capital incurred on behalf of them acting collectively, including the fees and expenses of counsel and other advisors and consultants, in connection with the transactions. These arrangements with the Sponsors also contain customary indemnification provisions by us of the Sponsors.

Other Transactions

During Fiscal 2006, we periodically purchased OSIM’s products for a total cost of approximately $17.2 million for sale in our stores. There were no outstanding amounts payable to OSIM at December 30, 2006. We intend to continue to discuss other product opportunities with OSIM on an arms-length basis.

In June 2006, the Company entered into a separation agreement with Michael F. Anthony, our former President and Chief Executive Officer. Under the terms of the agreement, OBH LP exercised its right to repurchase Mr. Anthony’s limited partnership interests in OBH LP for approximately $4.6 million, payable in three equal installments in June 2006, on January 2, 2007 and July 2, 2007, respectively. The Company paid the first $1.5 million installment in June 2006. The total amount has been reflected as a reduction of capital. The remaining $3.1 million has been included in “other current liabilities” in the accompanying balance sheet as of December 30, 2006.

In November 2006, the Company entered into an amended and restated separation agreement with Alexander M. Winiecki, its former Executive Vice President, Store Operations. Under the terms of the agreement, the Company agreed to pay Mr. Winiecki his base salary for a period of ten months commencing on July 12, 2006 and to continue his Company-sponsored medical and dental benefits until October 2008. In addition, OBH LP exercised its right to repurchase Mr. Winiecki’s limited partnership interests in OBH LP for $0.6 million, payable in two equal installments on January 2, 2007 and July 2, 2007, respectively.

In April 2006, Louis Mancini purchased 167,590 Class A common partnership interests of OBH LP for an aggregate price equal to $225,000. Mr. Mancini was also issued 167,590 common shares of OBH Inc. In addition, Mr. Mancini received an award of 552,555 class B common partnership interests of OBH LP under the OBH LP Management Equity Program.

Director Independence

We are a privately-held company. Under current rules of public trading markets, such as NASDAQ and the New York Stock Exchange, none of our directors would be deemed to be “independent”, as each of them is either associated with one of our Sponsors or a member of our management.

ITEM 14.	Principal Accounting Fees and Services

The following table discloses fees paid to our independent registered public accounting firm in Fiscal 2006 and Fiscal 2005:

	Audit Fees(1)	Audit-Related Fees(2)	Tax Fees(3)	All Other Fees(4)
Fiscal 2006	$775,100	$22,200	$149,900	—
Fiscal 2005	$490,000	—	$35,300	—

(1)	Includes fees associated with the annual audit, quarterly reviews, statutory audits and SEC filings
(2)	Includes sales audits and other attest services
(3)	Includes income tax compliance and related tax services
(4)	N/A.

The Audit Committee pre-approves any engagement of the Company’s independent registered public accounting firm to perform certain non-audit services. These services include tax-compliance, tax consulting, employee benefit plan audits and other technical, financial reporting and assurance services. The Audit Committee pre-approved all of the foregoing Audit-Related Fees, Tax Fees and All Other Fees.

PART IV.

ITEM 15.	Exhibits and Financial Statement Schedules.

15(a) List of Financial Statements, Financial Statement Schedules, and Exhibits.

1.	Financial Statements

The financial statements appear on the following pages of this document.

Page in Report
Exhibit Index	59

Reports of Independent Registered Public Accounting Firm	61

Consolidated Balance Sheets as of December 30, 2006 and December 31, 2005	63

Consolidated Statements of Operations for the year ended December 30, 2006, for the periods from October 4, 2005 through December 31, 2005 (successor) and from January 30, 2005 through October 3, 2005 (predecessor), and for the year ended January 29, 2005	64

Consolidated Statements of Cash Flows for the year ended December 30, 2006, for the periods from October 4, 2005 through December 31, 2005 (successor) and from January 30, 2005 through October 3, 2005 (predecessor), and for the year ended January 29, 2005	65

Consolidated Statements of Changes in Shareholders’ Equity for the year ended December 30, 2006, for the periods from October 4, 2005 through December 31, 2005 (successor) and from January 30, 2005 through October 3, 2005 (predecessor), and for the year ended January 29, 2005	66

Notes to Consolidated Financial Statements	67

2. Financial Statement Schedule

Schedule II Valuation and Qualifying Accounts and Reserves	110

Exhibit Index

Exhibit Number	Exhibit
3.1	Amended and Restated Certificate of Incorporation of Brookstone, Inc. (1)

3.2	Amended and Restated By-laws of Brookstone, Inc. (1)

4.1	Indenture, dated as of October 4, 2005, among Brookstone Company, Inc., the guarantors named therein and Wells Fargo Bank, N.A., as trustee(1)

4.2	Exchange and Registration Rights Agreement, dated as of October 4, 2005, among Brookstone Company, Inc., the guarantors named therein and Goldman, Sachs & Co., on behalf of the Purchasers(1)

4.3	Form of 12.00% Second Lien Senior Secured Note due 2012 (included in Exhibit 4.1) (1)

4.4	Form of Regulation S 12.00% Second Lien Senior Secured Note due 2012 (included in Exhibit 4.1) (1)

4.5	Form of Notation of Guarantee (included in Exhibit 4.1) (1)

4.6	Security Agreement, dated as of October 4, 2005, among Brookstone Company, Inc., the guarantors named therein and Wells Fargo Bank, N.A., as collateral agent (1)

4.7	Intellectual Property Security Agreement, dated as of October 4, 2005, among Brookstone Company, Inc. the guarantors named therein and Wells Fargo Bank, N.A., as collateral agent(1)

4.8	Collateral Agency Agreement, dated as of October 4, 2005, among Brookstone Company, Inc., the guarantors named therein and Wells Fargo Bank, N.A., as trustee and collateral agent(1)

4.9	Intercreditor Agreement, dated as of October 4, 2005, among Brookstone Company, Inc., the guarantors named therein, Bank of America, N.A., as first lien collateral agent, Wells Fargo Bank, N.A., as trustee and collateral agent(1)

10.1	Employment Agreement, dated as of April 18, 2006, among Louis Mancini, Brookstone, Inc. and OSIM Brookstone Holdings, L.P. (1)

10.2	Employment Agreement, dated October 4, 2005, between Philip Roizin and Brookstone, Inc. (1)

10.3	Employment Agreement, dated October 4, 2005, between Alex Winiecki and Brookstone, Inc. (1)

10.4	Employment Agreement, dated October 4, 2005, between M. Rufus Woodard and Brookstone, Inc. (1)

10.5	Employment Agreement, dated October 4, 2005, between Gregory Sweeney and Brookstone, Inc. (1)

10.6	Employment Agreement, dated October 4, 2005, between Steven Strickland and Brookstone, Inc. (1)

10.7	Employment Agreement, dated October 4, 2005, between Carol Lambert and Brookstone, Inc. (1)

10.8	Employment Agreement, dated October 17, 2005, between Steven Brigham and Brookstone, Inc. (1)

10.9	Employment Agreement, dated October 4, 2005, between Michael Anthony and Brookstone, Inc. (1)

10.10	Purchase Agreement, dated as of September 23, 2005, among Brookstone Company, Inc., the guarantors named therein and Goldman, Sachs & Co., on behalf of the Purchasers(1)

10.11	Credit Agreement, dated as of October 4, 2005, by and among Brookstone Company, Inc., the guarantors named therein, the lenders from time to time party thereto, Bank of America, N.A., as administrative agent and collateral agent, and Goldman Sachs Credit Partners L.P., as documentation agent(1)

10.12	Guaranty, dated as of October 4, 2005, executed by the guarantors identified therein(1)

10.13	Guaranty, dated as of October 4, 2005, executed by Brookstone, Inc. and Advanced Audio Concepts, Limited(1)

10.14	Employment Agreement, dated as of June 9, 2006, among William Ellis, and Brookstone Company, Inc. (2)

10.15	Employment Agreement, dated as of June 29, 2006, among George Sutherland, and Brookstone Company, Inc. (2)

Exhibit Number	Exhibit
10.16	Security Agreement, dated as of October 4, 2005, by and among Brookstone, Inc., Brookstone Company, Inc., Brookstone International Holdings, Inc., Brookstone Holdings, Inc., Brookstone Properties, Inc., Brookstone Purchasing, Inc., Brookstone Retail Puerto Rico, Inc., Brookstone Stores, Inc., Advanced Audio Concepts, Limited, Gardeners Eden, Inc. and Bank of America, N.A., as collateral agent(1)

10.17	Intellectual Property Security Agreement, dated as of October 4, 2005, by and among Brookstone, Inc., Brookstone Company, Inc., Brookstone International Holdings, Inc., Brookstone Holdings, Inc., Brookstone Properties, Inc., Brookstone Purchasing, Inc., Brookstone Retail Puerto Rico, Inc., Brookstone Stores, Inc., Advanced Audio Concepts, Limited, Gardeners Eden, Inc. and Bank of America, N.A., as collateral agent(1)

10.18	Amended and Restated Lease Agreement With Option To Purchase dated March 1, 2004 between City of Mexico, Missouri and Brookstone Stores, Inc. Incorporated by reference to the Registrant’s Form 10-K for the year ended January 31, 2004

10.19	Separation Agreement and General Release, among Michael F. Anthony and Brookstone Company, Inc. (2)

10.20	Separation Agreement and General Release, among Alex Winiecki and Brookstone Company, Inc. (4)

10.21	Real Estate Loan Agreement dated August 24, 2004 between Banknorth, N.A. and Brookstone Company, Inc. (3)

10.22	Real Estate Promissory Note dated August 24, 2004 between Banknorth, N.A. and Brookstone Company, Inc. (3)

10.23	Mortgage and Security Agreements dated August 24, 2004 between Banknorth, N.A. and Brookstone Company, Inc. (3)

10.24	International Swap Dealers Association, Inc. Master Agreement dated July 8, 2004 between Banknorth, N.A. and Brookstone Company, Inc. (3)

10.25	Schedule to the International Swap Dealers Association, Inc. Master Agreement dated July 8, 2004 between Banknorth, N.A. and Brookstone Company, Inc. (3)

10.26	First Amendment to Credit Agreement, dated as of March 21, 2007, by and among Brookstone Company, Inc., the guarantors named therein, the lenders from time to time party thereto, Bank of America, N.A., as administrative agent and collateral agent, and Goldman Sachs Credit Partners L.P., as documentation agent(5)

10.27	Form of the Company’s Pension Plan (filed as an exhibit to the Registration Statement on Form S-1 (File No. 33-47123) filed by Brookstone, Inc. and incorporated by reference herein

21.1	List of Subsidiaries (filed herewith)

31.1	Certification of Principal Executive Officer in the Form Provided by Rule 15d-14 of the Securities Exchange Act of 1934 (filed herewith)

31.2	Certification of Principal Financial Officer in the Form Provided by Rule 15d-14 of the Securities Exchange Act of 1934 (filed herewith)

32.1	Certification of Chief Executive Officer in the Form Provided by Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.2	Certification of Chief Financial Officer in the Form Provided by Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

(1)	Incorporated by reference to the Registration Statement on Form S-4 filed on May 2, 2006 and declared effective June 14, 2006 (File No. 333-133754).
(2)	Incorporated by reference to the Registrant’s Form 10-Q for the quarter ended July 1, 2006.
(3)	Incorporated by reference to the Registrant’s Form 10-Q for the quarter ended July 31, 2004
(4)	Incorporated by reference to the Registrant’s Form 10-Q for the quarter ended September 30, 2006.
(5)	Incorporated by reference to the Registrant’s Form 8-K dated March 27, 2007.

Report of Independent Registered Public Accounting Firm

To the Board of Directors

Brookstone, Inc.

We have audited the accompanying consolidated balance sheets of Brookstone, Inc. (“the Company”), as of December 30, 2006 and December 31, 2005, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the year ended December 30, 2006 and for the period from October 4, 2005 through December 31, 2005 (successor), and the period from January 30, 2005 through October 3, 2005 (predecessor). Our audits also included the financial statement schedule for the year ended December 30, 2006 and for the periods from October 4, 2005 through December 31, 2005 (successor) and from January 30, 2005 through October 3, 2005 (predecessor) included in the index at item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Brookstone, Inc. at December 30, 2006 and December 31, 2005, and the consolidated results of its operations and its cash flows for the year ended December 30, 2006 and for the periods from October 4, 2005 through December 31, 2005 (successor), and from January 30, 2005 through October 3, 2005 (predecessor), in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 9 to the consolidated financial statements, effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment.

/s/ Ernst & Young LLP

Boston, Massachusetts

March 14, 2007

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Brookstone, Inc.:

In our opinion, the consolidated statements of operations, of shareholders’ equity and of cash flows for the year ended January 29, 2005, present fairly, in all material respects, the results of operations and cash flows of Brookstone, Inc. and its subsidiaries for the year ended January 29, 2005, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the schedule of valuation and qualifying accounts and reserves for the year ended January 29, 2005, presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/    PricewaterhouseCoopers LLP

Boston, Massachusetts

April 29, 2005, except for Note 5, not separately presented herein, as to which the date is September 9, 2005, and Note 15, as to which the date is April 12, 2006

Brookstone, Inc.

Consolidated Balance Sheets

(in thousands, except for share data)

	December 30, 2006	December 31, 2005
Current Assets:
Cash and cash equivalents	$71,738	$76,326
Receivables, less allowances for doubtful accounts of $235 at December 30, 2006 and $271 at December 31, 2005	12,472	10,906
Merchandise inventories	95,253	75,716
Deferred income taxes, net	3,841	4,947
Prepaid expenses	7,478	9,117

Total current assets	190,782	177,012

Property, plant and equipment, net	72,638	76,328
Intangible assets, net	131,354	132,271
Goodwill	190,329	192,453
Other assets	16,080	19,363

Total assets	$601,183	$597,427

Liabilities and Shareholder’s Equity
Current Liabilities:
Accounts payable	$23,410	$22,012
Other current liabilities	56,627	54,714

Total current liabilities	80,037	76,726

Other long term liabilities	20,567	18,962
Long term debt	190,253	190,849
Deferred income taxes	45,317	43,392
Other party interest in consolidated entities	1,114	1,176
Commitments and contingencies (See Note 12)	—	—

Shareholder’s equity:
Common stock – Successor, $0.01 par value 1,000 shares authorized, one share issued and outstanding at December 30, 2006 and December 31, 2005	—	—
Additional paid-in capital	245,071	249,145
Accumulated other comprehensive income	158	143
Retained earnings	18,666	17,034

Total shareholder’s equity	263,895	266,322

Total liabilities and shareholder’s equity	$601,183	$597,427

See Notes to Consolidated Financial Statements.

Brookstone, Inc.

Consolidated Statements of Operations

(in thousands)

	Fiscal Year Ended	Periods Ended		Fiscal Year Ended
	Successor	Successor	Predecessor	Predecessor
	December 30, 2006	October 4, 2005 - December 31, 2005	January 30, 2005 - October 3, 2005	January 29, 2005
Net sales	$511,914	$224,527	$216,091	$482,884

Cost of sales	333,979	136,093	159,872	306,480

Gross profit	177,935	88,434	56,219	176,404

Selling, general and administrative expenses	147,368	50,938	78,361	135,781

Income (loss) from continuing operations	30,567	37,496	(22,142)	40,623

Interest expense, net	25,389	8,419	25	921

Income (loss) before taxes, other party interest in consolidated entities and discontinued operations	5,178	29,077	(22,167)	39,702

Other party interest in consolidated entities	1,133	174	687	751

Income (loss) before taxes and discontinued operations	4,045	28,903	(22,854)	38,951

Income tax provision (benefit)	1,934	11,444	(7,887)	15,485

Loss on discontinued operations, net of tax benefit of $(261), $(6), $(3,250), and $(1,479)	(479)	(425)	(5,634)	(2,104)

Net income (loss)	$1,632	$17,034	$(20,601)	$21,362

See Notes to Consolidated Financial Statements.

BROOKSTONE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Fiscal Year Ended	Periods Ended		Fiscal Year Ended
	Successor	Successor	Predecessor	Predecessor
	December 30, 2006	October 4, 2005 - December 31, 2005	January 30, 2005 - October 3, 2005	January 29, 2005
Cash flows from operating activities:
Net income (loss)	$1,632	$17,034	$(20,601)	$21,362
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	14,465	3,360	9,269	13,679
Amortization of debt issuance costs	2,182	517	185	185
Amortization of debt discount	309	77	—	—
Amortization of revaluation of leases	(203)	(51)	—	—
Loss on disposal of property, plant and equipment	735	—	—	—
Amortization of inventory fair value adjustment	—	7,195	—	—
Impairment charge	—	—	5,280	—
Loss on cash flow hedge	—	—	—	73
Stock based compensation expense	879	—	979	577
Other party interests in consolidated entities	1,133	174	687	751
Deferred income taxes, net	1,634	11,940	(11,477)	554
Related tax benefits on exercise of stock options	—	—	182	1,602
Change in other assets	1,397	5,433	(4,552)	(70)
Change in other long-term liabilities	2,596	2,561	340	6,203
Changes in working capital:
Accounts receivable, net	(1,862)	(3,280)	2,470	(2,694)
Merchandise inventories	(19,537)	16,791	(16,922)	(8,709)
Prepaid expenses	1,639	(2,537)	(722)	172
Accounts payable	1,398	(278)	4,888	1,643
Other current liabilities	1,825	24,655	(16,441)	5,045

Net cash provided by (used for) operating activities	10,222	83,591	(46,435)	40,373

Cash flows from investing activities:
Expenditures for property, plant and equipment	(10,593)	(5,891)	(8,468)	(33,067)
Acquisition cost of Predecessor Company	—	(433,268)	—	—
Transaction cost	—	(15,496)	—	—

Net cash used for investing activities	(10,593)	(454,655)	(8,468)	(33,067)
Cash flows from financing activities:
Payments of debt issuance costs	(1,060)	(13,122)	—	—
Payments on long-term debt and capital lease	(905)	(160)	(669)	(443)
Payment of bridge loan	—	(1,850)	—	—
Issuance of long-term debt, net	—	182,841	—	8,000
Repurchase of equity interest	(1,521)	—	—	—
Capital contributions	225	249,145	—	—
Cash contributions by joint venture partners	—	—	—	475
Cash distributions to joint venture partners	(956)	(198)	(824)	(782)
Proceeds from exercise of stock options and employee stock purchase plan	—	—	925	1,911

Net cash provided by (used for) financing activities	(4,217)	416,656	(568)	9,161

Net increase (decrease) in cash and cash equivalents	(4,588)	45,592	(55,471)	16,467

Cash and cash equivalents at beginning of period	76,326	30,734	86,205	69,738

Cash and cash equivalents at end of period	$71,738	$76,326	$30,734	$86,205

Supplemental disclosures of cash flow information:
Cash paid for interest	$24,563	$298	$444	$617
Cash paid for income taxes, net of refunds	$(1,659)	$(187)	$12,059	$10,006

See Notes to Consolidated Financial Statements.

BROOKSTONE, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the Fiscal years ended January 29, 2005, Predecessor period ended October 3, 2005 and

Successor period ended December 31, 2005 and Successor period ended December 30, 2006

(In thousands, except share data)

	Shares	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income(loss)	Unearned Stock Compensation	Retained Earnings	Treasury Stock	Total Shareholders’ Equity
Predecessor balance at January 31, 2004	13,349,525	$13	$59,176	$(991)	$(184)	$87,157	$(47)	$145,124
Stock split, three-for-two	6,674,709	7	(7)	—	—	—	—	—
Issuance of common stock under Employee Stock Purchase Plan	28,874	—	334	—	—	—	—	334

Deferred/Restricted stock awards granted, net of forfeitures and fair value adjustment	(125)	—	2,235	—	(2,214)	—	—	21

Amortization of unearned stock compensation	—	—	—	—	577	—	—	577
Issuance of common stock under Incentive Plans and related tax benefits	312,304	—	3,178	—	—	—	—	3,178
Components of comprehensive income (net of tax):
Net income	—	—	—	—	—	21,362	—	21,362
Minimum pension liability adjustment (net of tax of $178)	—	—	—	(290)	—	—	—	(290)
Unrealized loss on cash flow hedge (net of tax of $12)	—	—	—	(20)	—	—	—	(20)

Total Comprehensive Income	—	—	—	—	—	—	—	21,052

Predecessor balance at January 29, 2005	20,365,287	20	64,916	(1,301)	(1,821)	108,519	(47)	170,286
Issuance of common stock under Incentive Plans and related tax benefits	49,152	—	562	—	—	—	—	562

Deferred/Restricted stock awards granted, net of forfeitures and fair value adjustment	—	—	951	—	(951)	—	—	—

Amortization of unearned stock compensation	—	—	—	—	979	—	—	979
Issuance of common stock under Employee Stock Purchase Plan	23,625	—	388	—	—	—	—	388
Components of comprehensive income (net of tax):
Net income	—	—	—	—	—	(20,601)	—	(20,601)

Predecessor balance at October 3, 2005	20,438,064	$20	$66,817	$(1,301)	$(1,793)	$87,918	$(47)	$151,614

Initial capital contribution	1	$—	$249,145	$—	$—	$—	$—	$249,145
Components of comprehensive income (net of tax):
Net income	—	—	—	—	—	17,034	—	17,034
Unrealized gain on cash flow hedge (net of tax of $17)	—	—	—	73	—	—	—	73
Minimum pension liability adjustment (net of tax of $44)	—	—	—	70	—	—	—	70

Total Comprehensive Income	—	—	—	—	—	—	—	17,177

Successor balance at December 31, 2005	1	$—	$249,145	$143	$—	$17,034	$—	$266,322
Capital contribution	—	—	225	—	—	—	—	225
Repurchase of equity interest	—	—	(5,178)	—	—	—	—	(5,178)
Stock-based compensation expense	—	—	879	—	—	—	—	879
Components of comprehensive income (net of tax):
Net income	—	—	—	—	—	1,632	—	1,632
Unrealized gain on cash flow hedge (net of tax of $9)	—	—	—	15	—	—	—	15

Total Comprehensive Income	—	—	—	—	—	—	—	1,647

Successor balance at December 30, 2006	1	$—	$245,071	$158	$—	$18,666	$—	$263,895

See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements

1. NATURE OF BUSINESS AND ORGANIZATION

Brookstone, Inc. (“we,” “our,” “Brookstone” or the “Company”) is a nationwide specialty retailer that develops unique, innovative and proprietary-branded products and offers them to customers via multiple distribution channels, including Retail Stores and Direct Marketing via catalogs and the internet. The Company’s portfolio includes two brands: Brookstone, and Hard-to-Find Tools. The Brookstone brand features an assortment of functional, distinctly designed and high-quality consumer products that are not widely available from other retailers. Brookstone’s merchandise selection includes products in four categories: Home and Office, Travel and Auto, Outdoor Living, and Health and Fitness. Hard-to-Find Tools features innovative solutions to common problems and tasks around the home and garden.

Brookstone offers approximately 2,500 active stock-keeping units (“SKUs”) for its Brookstone and Hard-to-Find Tools brands at any given time. The Company sells its products through 310 full-year stores (including 47 airport-based stores, and four outlet stores) in 42 states, the District of Columbia, and Puerto Rico. In addition to these full-year stores, Brookstone operates temporary stores and kiosks primarily during the winter holiday season. In 2006, Brookstone operated 68 temporary locations. The Company also operates a Direct Marketing business that includes two catalog titles (Brookstone, and Hard-To-Find Tools Catalog), an interactive internet website (www.brookstone.com), as well as sales to corporate customers. For a further description of the Company’s business segments, see “Business” in Item 1 of this Annual Report on Form 10-K and Note 7 of the accompanying Consolidated Financial Statements.

Brookstone, Inc. (“Predecessor Company”) was acquired on October 4, 2005 through a merger transaction with Brookstone Acquisition Corp., a Delaware corporation formed by OSIM International Ltd (“OSIM”) and affiliates of J.W. Childs Equity Partners III, L.P. (“JWC”) and Temasek Capital (Private) Limited (“Temasek Capital”, and collectively, the “Sponsors”). The acquisition was accomplished through the merger of Brookstone Acquisition Corp. with and into Brookstone, Inc., with Brookstone, Inc. as the surviving corporation (“Successor Company”) of the merger (the “Transaction”) pursuant to an Agreement and Plan of Merger (the “Merger Agreement”), dated as of April 15, 2005, and amended as of July 15, 2005, among the Company, Brookstone Holdings Corp. and Brookstone Acquisition Corp. As a result of the Transaction, the Company became a privately held indirect wholly owned subsidiary of OSIM Brookstone Holdings, L.P. (“OBH L.P.”), the general partner of which is OSIM Brookstone Holdings, Inc. (“OBH GP”). See Note 3 for a description of the Transaction.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company, Brookstone Company, Inc. and the direct and indirect wholly owned subsidiaries of this entity.

The Company operates four separate joint venture arrangements. Each of these joint ventures is consolidated. The Atlanta joint venture qualifies as a Variable Interest Entity (“VIE”) for which the Company is the primary beneficiary of the VIE. As the primary beneficiary, the Company consolidated this entity effective for the first Fiscal quarter of 2004. (See Note 5.) All inter-company accounts and transactions have been eliminated in consolidation.

Fiscal Year

In November 2005, the Company changed its fiscal year end from the Saturday nearest the last day in January to the Saturday nearest the last day in December. Results of operations for Fiscal 2006 (Successor Company) are for the 52 weeks ended December 30, 2006. Results of operations for Fiscal 2005 are for the Predecessor period of January 30, 2005 through October 3, 2005 and Successor period from October 4, 2005 through December 31, 2005 and the results of operations for Fiscal 2004 (Predecessor) are for the 52 weeks ended January 29, 2005.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company considers the more significant accounting policies that involve management estimates and judgments to be those relating to revenue recognition, inventory reserves, the useful life of property, plant and equipment, valuation of long-lived assets, accounting for income taxes, pension and other post retirement benefit plans and workers’ compensation and general liability insurance accruals. Actual results may differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investment instruments with a remaining maturity of three months or less when purchased to be cash equivalents. These instruments are carried at cost plus accrued interest. The Company invests its excess cash in money market funds and commercial paper rated at least A-1 or prime-one.

Fair Value of Assets and Liabilities

The recorded amounts for cash and cash equivalents, other current assets, accounts receivable, accounts payable and other current liabilities approximate fair value due to the short-term nature of these assets and liabilities and long term debt related to the Company’s capital lease on its distribution center and the real estate loan on its Headquarters facility approximates fair value due to the variable interest rate. At December 30, 2006 the carrying amount of long- term debt of the 12% Second Lien Senior Secured Notes was $183.2 million. The estimated fair value at December 30, 2006 was $185.9 million based on quoted market prices for such notes.

Receivables

The Company’s accounts receivable include net receivables related to product returns to vendors, receivables due from credit card processors, amounts due from landlords for store build-outs, and other miscellaneous items.

An allowance for doubtful amounts has been recorded to reduce receivables to an amount expected to be collectible from customers based on specific identification as well as historical trends.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk are principally cash equivalents and accounts receivable. The Company places its cash and cash equivalents in highly rated financial institutions. In addition, accounts receivable consists primarily of customer credit card transactions that are fully authorized, landlord reimbursement for leasehold improvements and debit charges owed from current merchant vendors. For the periods presented, credit losses have been within management’s expectations. Other than the in-transit payments from the major credit card companies, there were no customers that comprised more than 10% of revenue or accounts receivable.

Merchandise Inventories

Merchandise inventories which are comprised primarily of finished goods, are stated at the lower of cost or market. Cost is determined using the retail inventory method. In addition to the cost of merchandise purchased, certain costs related to the purchasing, distribution, storage and handling of merchandise are included in inventory.

Inventory Reserves

The Company maintains a reserve for inventory shrinkage for the periods between physical inventories. Management establishes this reserve based on historical results of previous physical inventories, shrinkage trends or other judgments that Management believes to be reasonable under the circumstances. The Company performed a physical inventory during the fiscal year end and concluded that a reserve for shrinkage is not required at December 30, 2006. The Company recognizes the write-down of slow moving or obsolete inventory in cost of sales.

Discontinued Operations

The Company classifies closed or sold stores in discontinued operations when the operations and cash flows of the store have been eliminated from ongoing operations and when the Company will not have any significant continuing involvement in the operation of the store after disposal. In making this determination, the Company considers, among other factors, geographic proximity and customer crossover to other area stores, continuing lease obligations and other contractual obligations. On June 29, 2005 the Company announced its decision to sell its Gardeners Eden business and has reclassified those operations as discontinued operations in the consolidated statement of operations in accordance with the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Asset (“SFAS No. 144”). Cash flows from this operation are expected to continue throughout Fiscal 2007 due to an ongoing lease arrangement. These continuing cash flows are not significant when compared to the expected cash flows of the Gardeners Eden business, had the business not been discontinued.

Debt Issuance Costs

Costs directly related to the issuance of debt are capitalized, included in other long-term assets and amortized over the term of the related debt obligation. The net carrying value of debt issuance costs was approximately $11.5 million and $12.6 million at December 30, 2006 and December 31, 2005, respectively. Related amortization expense, included as a component of interest expense, was $2.2 million, $0.5 million, $0.2 million and $0.2 million for Fiscal 2006, the periods ending December 31, 2005, October 3, 2005, and Fiscal 2004, respectively.

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

Building and improvements	35 years
Equipment, furniture and fixtures	5 to 10 years
Software	3 years
Leasehold improvements	The lesser of the lease term or the estimated useful life

Depreciation expense including amortization of capital leases (excluding discontinued operations) totaled $13,548,000, $3,132,000, $8,853,000 and $12,836,000 for Fiscal 2006, the periods ending December 31, 2005, October 3, 2005, and Fiscal 2004 respectively.

Intangible Assets

Intangible assets for the Predecessor Company represent the excess of purchase price over identifiable assets including trade name and customer lists related to the Gardeners Eden acquisition. In connection with the Predecessor Company’s decision to sell its Gardeners Eden business it recorded an impairment charge of $3.7 million in the second quarter of 2005 based on the evaluation that the carrying value of these intangible assets would not be recoverable upon sale of the business. The charge is recorded in the period from January 30, 2005 to October 3, 2005, in the Predecessor Company’s Statement of Operations within the loss from discontinued operations.

In connection with the transaction as described more fully in Note 3, the Company recorded intangible assets relating to the Company’s trade names and non-compete clauses of approximately $132.5 million.

The Brookstone trade name was determined to have an indefinite life and the Hard-To-Find Tools trade name is being amortized over six years on the straight-line basis. The non-compete clauses are being amortized over their three-year life. Amortization expense of such assets totaled $917,000 and $229,000 for Fiscal 2006 and for the successor period ending December 31, 2005, respectively and projected amortization expense is as follows:

2007	$917,000
2008	750,000
2009	250,000
2010	250,000
2011	187,000

Impairment of Intangible and Long-Lived Assets

The Company reviews long-lived assets, including intangible assets, for impairment at least annually or whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. Each impairment test is based on a comparison of the undiscounted net cash flows of individual stores, and consolidated net cash flows for long-lived assets not identifiable to individual stores, to the recorded value of the asset. If impairment is indicated, the asset is written down to its estimated fair value based upon a discounted cash flow analysis. While the Company believes that its estimates of future cash flows are reasonable, different assumptions regarding such cash flows could materially affect the Company’s evaluations. The Company has determined that there is no impairment of intangible and long-lived assets at December 30, 2006.

In connection with the Predecessor Company’s decision to sell its Gardeners Eden business it recorded an impairment charge of $1.6 million based on the evaluation that the value of certain fixed assets would not be recoverable upon sale of the business. The impairment charge was recorded in the period from January 30, 2005 to October 3, 2005, in the Predecessor Company’s Statement of Operations within the loss from discontinued operations.

Goodwill

The Company accounts for its goodwill in accordance with SFAS No. 142, Goodwill and Other Intangible Assets, which requires that goodwill be reviewed for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the carrying amount of a reporting unit exceeds its estimated fair value, goodwill is evaluated for potential impairment. The Company determines fair value using a discounted cash flow analysis, which requires certain assumptions and estimates. The Company allocates goodwill based on the assets apportioned to each business segment and conducts impairment testing at the reporting unit level. If actual results are not consistent with the Company’s assumptions and judgments, there may be exposure to a material impairment charge.

In connection with the Transaction as described more fully in Note 3 of the Consolidated Financial Statements, the Company recorded goodwill of approximately $192.4 million. Goodwill was subsequently reduced by approximately $2.1 million in Fiscal 2006 due to a refinement of certain estimates recorded in the preliminary purchase price allocation.

The Company performed its annual test of impairment of goodwill as of December 30, 2006. Based on the results of the impairment test, the Company determined that no impairment had occurred. Goodwill is not deductible for tax purposes.

Changes in the carrying amounts of goodwill (by segment) for the year ended December 30, 2006 are as follows (in thousands):

	Retail	Direct Marketing	Total Goodwill
December 31, 2005	$32,140	$160,313	$192,453

Adjustments to goodwill acquired related to:

Other current liabilities	(596)	(2,973)	(3,569)
Deferred taxes	232	1,156	1,388
Uncollectible accounts receivable	10	47	57

December 30, 2006	$31,786	$158,543	$190,329

Comprehensive Income

Comprehensive income consists of net income, minimum pension liability adjustments and unrealized gains on the cash flow hedge, net of income taxes. Comprehensive income is reflected in the Consolidated Statements of Shareholders’ Equity. At December 30, 2006, accumulated other comprehensive income consisted of minimum pension liability adjustments of approximately $70,000 and unrealized gains on the cash flow hedge of approximately $88,000, net of income taxes. At December 31, 2005, accumulated other comprehensive income consisted of minimum pension liability adjustments of approximately $70,000 and unrealized gains on the cash flow hedge of approximately $73,000, net of income taxes.

Revenue Recognition

The Company recognizes revenue from sales of merchandise at the time of customer receipt. Revenue is recognized, net of estimated merchandise returns and allowances and sales tax. In its direct to customer segment, the Company estimates delivery time to be approximately three days, therefore, it recognizes revenue in this segment on the third business day after shipment. Revenue from merchandise credits and gift cards is deferred until redemption, with the exception of gift card “breakage.” Gift card breakage is the portion of the dollar value of gift cards that ultimately is not redeemed by customers to purchase goods. The Company recognizes gift card breakage using the “redemption recognition” method, whereby gift card breakage is estimated on a pro-rata basis based on historical redemption rates.

The Company allows merchandise returns for all sales, and has established an allowance for merchandise returns based on historical experience, in accordance with SFAS No. 48, Revenue Recognition When Right of Return Exists (“SFAS No. 48”).

Cost of Sales

Cost of sales is principally comprised of landed cost (which is comprised of the cost of the product, inbound freight to the Distribution Center and retail stores, U.S. customs and duties and buying agent fees), markdowns, inventory shrink, vendor allowances, internal costs associated with inventory acquisition, shipping and handling costs associated with direct sales and all costs of occupancy.

Advertising Costs

Direct response advertising costs, which consist of catalog production and postage costs, are deferred and amortized over the period of expected direct marketing revenue, which is approximately six months. Deferred catalog costs were $0.7 million at December 30, 2006 and $2.0 million at December 31, 2005 and are classified as non-current assets. The Company expenses in-store and print advertising costs as incurred. Advertising expense (excluding discontinued operations), which primarily consists of catalog costs, was approximately $32.6 million, $15.9 million, $11.7 million and $26.0 million for the period ended December 30, 2006, period ended December 31, 2005, period ended October 3, 2005, and period ended January 29, 2005, respectively.

Store Pre-Opening Costs

Pre-opening costs for the Company’s new retail stores include payroll costs, rent and manager training expenses. These costs are expensed as incurred and are included in selling, general and administrative expenses.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expense is comprised of all operating costs of the Company’s stores and headquarter’s facilities, excluding occupancy costs which are included in Cost of Sales.

Segment Reporting

The Company’s business is comprised of two distinct business segments determined by the method of distribution channel. The retail segment is comprised of all full-year stores in addition to all temporary stores and kiosks. Retail product distribution is conducted primarily through the store location. The direct marketing segment is comprised of the Hard-To-Find Tools, and Brookstone catalogs and products promoted via our internet website, www.brookstone.com and sales to corporate customers. Direct marketing product distribution is primarily conducted through the Company’s Direct Marketing Customer Sales and Contact Center and Distribution Center located in Mexico, Missouri.

Workers’ Compensation and General Liability Insurance

The Company retains risk with respect to workers’ compensation and general liability claims up to a maximum of $350,000 per claim and $50,000 per claim, respectively. The Company retains risk with respect to aggregate claims up to a maximum of $3,000,000 and $2,000,000 during the policy year for workers’ compensation and general liability claims, respectively. The Company’s provision for estimated workers’ compensation and general liability claims includes estimates of the ultimate costs for both reported claims and claims incurred but not reported.

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

Derivative Instruments and Hedging Activities

The Company uses derivative financial instruments to manage the risk of interest rate fluctuations on a portion of its outstanding debt. The Company accounts for derivative financial instruments in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, which requires that all derivative instruments be reported on the balance sheet at fair value and establishes criteria for designation and effectiveness of hedging relationships. Changes in the fair value of derivatives are recorded each period in current operations in shareholders’ equity as other comprehensive income depending upon whether the derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction.

In 2004, the Company entered into an interest rate swap agreement to hedge a portion of the variable cash flows resulting from fluctuations in the benchmark interest rate on its outstanding headquarter’s real estate loan (see Note 8). This agreement involves the exchange of variable interest rates for fixed interest rates over the life of the agreement without an exchange of the notional amount upon which the payments are based. The differential to be received or paid as interest rates change is recorded in interest expense or income in the accompanying consolidated income statements or as a change to shareholders’ equity, depending on whether the transaction qualifies as a hedge. The related receivable or payable is included as a long term asset or liability in the Company’s consolidated balance sheets.

Hedges of underlying exposure are designated as part of a hedge transaction and documented at the inception of the hedge. Whenever it qualifies, the Company uses the shortcut method to satisfy hedge effectiveness requirements. Under this approach, the Company exactly matches the terms of the interest rate swap to the terms of the underlying debt and therefore may assume 100% hedge effectiveness with no formal quarterly assessment of effectiveness or measurement of ineffectiveness. The entire change in fair value is recorded in the shareholders’ equity, net of tax, as other comprehensive income.

Stock-Based Compensation

As more fully described in Note 9 of the accompanying Consolidated Financial Statements, the Predecessor Company had stock option plans in effect that provided for the issuance of non-qualified and incentive stock options. SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock Based Compensation-Transition and Disclosure permitted the Company to follow the measurement provisions of Accounting Principles Board Opinion No. 25 (“APB No. 25”), Accounting for Stock Issued to Employees. Stock options were granted at fair value on the date of the grant. The Predecessor Company also issued restricted and deferred stock awards under its stock option plans. The restricted and deferred stock awards were issued at no cost to the recipient of the award. All outstanding awards were cancelled in connection with the Transaction more fully described in Note 3 of the Consolidated Financial Statements. The value of the restricted and deferred shares in excess of cost was charged to income ratably over the period during which these awards vest. The unearned compensation related to these awards is included as a component of shareholders’ equity.

In December 2004, the Financial Accounting Standards Board, (“FASB”) issued SFAS No. 123(R), Share-Based Payment (“SFAS No. 123(R)”), which requires the measurement of all share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in the Company’s consolidated statement of operations. The Company adopted SFAS No. 123(R) effective January 1, 2006 under the “modified prospective” method of adoption whereby earnings for prior periods will not be restated as though stock-based compensation has been expensed. The adoption of SFAS No. 123(R) and the adoption’s effects are discussed in Note 9 to the consolidated financial statements.

Lease Accounting

The Company leases retail store locations under operating lease agreements, which may provide for leasehold completion allowances to be received from the lessors. These completion allowances are recorded in other long-term liabilities. Upon retirement or sale, the cost of disposed assets and the related accumulated depreciation are eliminated and any gain or loss is included in net income.

During 2004, the Predecessor Company identified and corrected an error in its accounting policy related to the timing of rent expense for certain locations. Previously, the Company followed a practice in which it began recording rent expense at the time a store opened and the lease term commenced. The Company now records rent expense when it takes possession of a store, which occurs before the contractual commencement of the lease term and approximately 60 days prior to the opening of the store. This results in an earlier recognition of rent expense for each lease, as the Company begins recording rent expense during the pre-opening period, but a reduction in monthly rent expense as the total rent due under the lease is amortized over a greater number of months.

To correct this error, the Company recorded a cumulative, non-cash adjustment to rent expense of $2.3 million, in fourth quarter 2004 financial results. Financial results for prior years and prior interim periods were not restated due to the immateriality of the impact. This did not affect historical or future cash flows or the timing or amounts of payments under related leases.

Reclassifications

Certain reclassifications have been made to the Fiscal 2005 balances to conform to the current year presentation. These reclassifications had no impact on previously reported net income or net cash flow.

Recent Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation No. (“FIN”) 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 will be effective for fiscal years beginning after December 15, 2006. The Company has not yet completed its evaluation of the impact that the adoption of FIN 48 would have on its financial position or results of operations, however the Company does not believe that the adoption of FIN 48 will have a material effect on the financial position or results of operations of the Company.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (“SFAS No. 158”), an amendment of FASB Statements No. 87, 88, 106, and 132(R). SFAS 158 requires an employer to recognize the funded status of its defined benefit pension and postretirement plans on its statement of financial position and to recognize as a component of other comprehensive income, net of taxes, the gains or losses and prior service credits that arise during the period but are not recognized as components of net periodic benefit costs. Upon initial adoption, SFAS 158 requires the recognition of previously unrecognized actuarial gains and losses, prior service costs or credits and net transition amounts within accumulated other comprehensive income, net of tax. The provisions of SFAS 158 are effective for fiscal years ending after June 15, 2007. The Company has not yet completed its evaluation of the impact that the adoption of SFAS No. 158 would have on its financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157 Fair Value Measurements (“SFAS No. 157”). SFAS 157 provides guidance for, among other things, the definition of fair value and the methods used to measure fair value. The provisions of SFAS 157 are effective for fiscal years beginning after November 15, 2007. The Company has not yet completed its evaluation of the impact that the adoption of SFAS No. 157 would have on its financial position or results of operations.

3. THE TRANSACTION

On April 15, 2005, certain entities formed by the Sponsors entered into the Merger Agreement to acquire Brookstone, Inc. and its subsidiaries. The Merger Agreement was amended as of July 15, 2005 to reduce the aggregate purchase price to approximately $433.3 million and the Transaction was consummated on October 4, 2005. Concurrently with the consummation of the Transaction, our Sponsors made an investment in OBH LP of approximately $240.0 million in cash, which investment was evidenced by the issuance of common and preferred equity in OBH LP. In addition, certain members of our management invested approximately $9.1 million in the common equity of OBH LP, consisting of the reinvestment by them of a portion of the merger consideration they received in respect of their Brookstone, Inc. stock options and/or the investment of personal funds. In addition, certain members of our management received profit-sharing interests in OBH LP upon the closing of the Transaction and have been awarded profit-sharing interests in OBH LP under a newly established management equity incentive program. Concurrently with the consummation of the Transaction, we also entered into a senior secured credit facility and consummated an unregistered offering of $185.0 million aggregate principal amount of 12.00% Second Lien Senior Secured Notes Due 2012. Upon consummation of the Transaction on October 4, 2005, we became an indirect, wholly owned subsidiary of OBH LP.

The Transaction was accounted for under the purchase method of accounting and in accordance with SFAS No. 141, Business Combinations. The Company allocated the purchase price to the tangible and identifiable intangible assets and liabilities. Each was recorded at their respective fair values. The excess of cost over the fair value of the identifiable assets and liabilities was recorded to goodwill. See Note 2 for further discussion of goodwill and intangible assets.

The following summarizes the opening balance sheet of Brookstone Company, Inc. which includes the application of purchase adjustments to record the acquisition of assets and liabilities at fair value at the Transaction date (in thousands):

Total purchase price	$448,764

Cash and cash equivalents	30,734
Receivables, net	7,326
Merchandise inventories	99,702
Prepaid expense	6,582
Property, plant and equipment, net	73,568
Intangible assets, net	132,500
Other assets	9,391

Total assets acquired	$359,803

Liabilities:
Current Liabilities:
Accounts payable	$22,138
Other current liabilities	26,490
Other long term liabilities	17,025
Long term debt	8,090
Deferred income tax, net	26,662
Other party interest in consolidated entities	963

Total liabilities assumed	101,368

Net Assets Acquired	258,435

Excess purchase price over the fair value of net assets acquired	$190,329

The goodwill represented above reflects a $2.1 million reduction over the prior year due to a refinement of certain estimates recorded in the preliminary purchase price allocation. (See Note 2, “Goodwill” for further details).

Proforma (Unaudited)

The unaudited proforma results of operations data for the year ended January 29, 2005 and the eleven-month year ended December 31, 2005 are as if the Transaction had occurred on February 1, 2004.

Brookstone, Inc.

Consolidated Statement of Operations

(in thousands)

	Year Ended
	January 29, 2005	December 31, 2005
	Proforma	Proforma
Net sales	$482,884	$440,618
Income (loss) from continuing operations	6,234	(4,538)

Loss on discontinued operations, inclusive of tax provision	(2,104)	(6,059)

Net income (loss)	$4,130	$(10,597)

4. CONSOLIDATED BALANCE SHEET DETAILS (in thousands):

	December 30, 2006	December 31, 2005
Property, Plant and Equipment:
Land and improvements	$1,242	$1,242
Building and improvements	8,993	8,993
Leasehold improvements	43,112	36,289
Construction in progress	2,124	3,720
Equipment, furniture, fixtures and software	33,700	29,214

Total property, plant and equipment, gross	89,171	79,458

Less: Accumulated depreciation and amortization	(16,533)	(3,130)

Total property, plant and equipment, net	$72,638	$76,328

Intangible Assets:
Trade names	$130,500	$130,500
Non-compete agreement	2,000	2,000

Total intangible assets, gross	132,500	132,500
Accumulated amortization	(1,146)	(229)

Total intangible assets, net	$131,354	$132,271

Other Current Liabilities:
Merchandise credits and gift certificates	$7,984	$13,278
Accrued employee compensation and benefits	6,751	5,095
Income taxes payable	786	1,384
Sales returns reserve	9,756	9,950
Interest payable	4,911	5,818
Sales tax payable	10,871	9,295
Equity repurchase obligations	4,210	—
Accrued expenses and other current liabilities	11,358	9,894

Total other current liabilities	$56,627	$54,714

5. JOINT VENTURES

Two airport stores in Dallas Fort Worth, two airport stores in Las Vegas, two airport stores in Chicago and four airport stores in Atlanta operate under four separate joint venture arrangements with respect to each city. The Company has a 65% ownership interest in the Dallas Fort Worth venture, an 80% ownership interest in the Las Vegas venture, a 70% ownership interest in the Chicago venture and a 49% ownership interest in the Atlanta venture. The Dallas Fort Worth, Las Vegas and Chicago ventures have been consolidated since inception (Fiscal 2005 for the Dallas Fort Worth venture, Fiscal 2003 for the Las Vegas venture and Fiscal 2001 for the Chicago venture) based on the Company’s ownership of the majority voting interests.

Under the requirements of FIN 46(R) Consolidation of Variable Interest Entities-an Interpretation of ARB No. 51 (“FIN 46(R)”), variable interest entities are required to be consolidated if the total equity investment at risk is not sufficient to permit the entity to finance its activities without financial support or the equity investors lack certain specified characteristics of a controlling financial interest. The Company reviewed the requirements of FIN 46(R) and determined that the Atlanta joint venture qualifies as a Variable Interest Entity (“VIE”) as of its inception date in Fiscal 2001 and that the Company is the primary beneficiary of the VIE.

As primary beneficiary, the predecessor Company consolidated this entity effective for the first Fiscal quarter of 2004, which is the Company’s first interim or annual reporting period ending after March 15, 2004 as required by this interpretation. In connection with the consolidation, assets of $718,000 (including property, plant and equipment and accounts receivable) were acquired and liabilities of $718,000 (including other party interests and accounts payable) were assumed.

At December 30, 2006, $161,000 of the Atlanta joint venture assets, $336,000 in other party interests and no liabilities are reflected in the Company’s balance sheet. Additionally, as a result of the Atlanta joint venture consolidation, the Company’s revenues increased by $5.5 million, cost of sales increased by $2.8 million, selling and general administrative expenses increased by $1.6 million, and other party interests in consolidated entities increased by $560,000 for the year ended December 30, 2006. The consolidation had no impact on the Company’s consolidated net income for the year ended December 30, 2006.

At December 31, 2005, $298,000 of the Atlanta joint venture assets, $414,000 in other party interests and no liabilities are reflected in the Company’s balance sheet. Additionally, as a result of the Atlanta joint venture consolidation, the Company’s revenues increased by $5.1 million, cost of sales increased by $2.5 million, selling and general administrative expenses increased by $1.5 million, and other party interests in consolidated entities increased by $572,000 for the year ended December 31, 2005. The consolidation had no impact on the Company’s consolidated net income for the year ended December 31, 2005.

At January 29, 2005, $425,000 of the Atlanta joint venture assets, $532,000 in other party interests and no liabilities are reflected in the Company’s balance sheet. Additionally, as a result of the Atlanta joint venture consolidation, the Company’s revenues increased by $4.9 million, cost of sales increased by $2.4 million, selling and general administrative expenses increased by $1.4 million, and other party interests in consolidated entities increased by $478,000 for the year ended January 29, 2005. The consolidation had no impact on the Company’s consolidated net income for the year ended January 29, 2005.

6. INCOME TAXES

Significant components of the Company’s deferred tax assets and liabilities for Fiscal 2006 and Fiscal 2005, are as follows (in thousands):

	December 30, 2006	December 31, 2005
Deferred tax assets:

Current:
Inventory capitalization and reserves	$117	$800
Employee benefit obligations	425	333
Merchandise credits and gift certificates	—	1,788
Sales return reserve	2,018	2,116
Legal reserves	762	133
Other items	932	534

Total current deferred tax assets	4,254	5,704

Non-Current:
Rent expense	1,371	254
Employee benefit obligations	443	1,002
Depreciation and amortization	1,960	1,874
Net operating loss carry-forwards	1,844	3,509
Tax credits	137	1,042

Total non-current deferred tax assets	5,755	7,681

Total deferred tax assets	10,009	13,385

Deferred tax liabilities:

Current:
Deferred catalog costs	(264)	(757)
Merchandise credits and gift certificates	(149)	—

Total current deferred tax liabilities	(413)	(757)
Non-Current:
Other Items	(59)	—
Intangible assets	(50,046)	(50,395)

Total deferred tax liabilities	(50,518)	(51,152)

Net deferred tax liability before valuation allowance	(40,509)	(37,767)
Less: Valuation allowance	(967)	(678)

Net deferred tax liability	$(41,476)	$(38,445)

At December 30, 2006 the Company had a gross deferred tax asset from tax loss carry-forwards of $1.8 million, which represents approximately $37.5 million of state net operating losses which expire in the years 2007 through 2026 and $304 thousand of foreign net operating losses which expire in 2013 and others which do not expire.

At December 31, 2005 the Company had a gross deferred tax asset from tax loss carry-forwards of $3.5 million, which represents approximately $5.6 million of federal net operating losses which expire in 2025, $28.4 million of state net operating losses which expire in the years 2006 through 2025 and $636 thousand of foreign net operating losses which do not expire. The Federal and state net operating losses generated by the Predecessor Company during 2005 are limited in the amount that may be used as a result of the “change in ownership” rules as defined in the Internal Revenue Code of 1986. At January 29, 2005 the Company had state net operating losses of $7.5 million and foreign net operating losses of $392 thousand.

The Company has approximately $137 thousand of tax credit carry-forwards. The Company has foreign tax credits of $22 thousand expiring in 2009. The Company has state tax credit carry-forwards at December 30, 2006 of approximately $115 thousand, which expire in 2008 through 2011.

During 2006, the Company’s valuation account increased by $289 thousand primarily as a result of not applying an income tax benefit against the various state net operating losses. The Company has provided a valuation allowance of $967 thousand on the net operating loss carry-forwards which are not likely to be utilized.

Current and non-current deferred tax assets and liabilities within the same tax jurisdiction are offset for presentation in the consolidated balance sheet.

The provision (benefit) for income taxes is comprised of the following:

	(in thousands)
	Year ended	Period Ended	Period Ended	Year Ended
	Successor December 30, 2006	Successor December 31, 2005	Predecessor October 3, 2005	Predecessor January 29, 2005
Current:
Federal	$91	$(2,938)	$22	$11,732
State	(120)	2,437	135	1,665

Deferred:
Federal	1,381	12,250	(11,002)	867
State	321	(311)	(292)	(258)

Total income tax provision	$1,673	$11,438	$(11,137)	$14,006

Components of income tax provision (benefit):

Continuing Operations	$1,934	$11,444	$(7,887)	$15,485
Discontinued Operations	(261)	(6)	(3,250)	(1,479)

	$1,673	$11,438	$(11,137)	$14,006

Reconciliation of the U. S. Federal statutory rate to the Company’s effective tax rate is as follows:

	Year Ended	Period Ended	Period Ended	Year Ended
	Successor December 30, 2006	Successor December 31, 2005	Predecessor October 3, 2005	Predecessor January 29, 2005
Statutory federal income tax rate	34.0%	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	(1.6)%	3.9%	1.5%	3.1%
Valuation allowance	7.0%	—	—	—

Non-deductible expense	14.8%	—	—	—

Other	(3.6)%	0.7%	(2.0)%	1.7%

Effective income tax rate	50.6%	39.6%	34.5%	39.8%

Various state tax examinations are in process and the Company does not expect that the results of such examinations will have any material impact on its financial statements.

The exercise of stock options which were granted under the Predecessor Company’s stock option plans (see Note 9) gave rise to compensation, which is includable in the taxable income of the optionees and deductible by the Predecessor Company for federal and state income tax purposes. Such compensation considers increases in the fair value of the Predecessor Company’s common stock subsequent to the date of the grant. For financial reporting purposes, the tax effect of this deduction is accounted for as a credit to additional paid-in capital rather than as a reduction of income tax expense. Such exercises resulted in a tax benefit to the Predecessor Company of approximately $8.4 million and $1.6 million in Fiscal 2005 and Fiscal 2004, respectively.

7. SEGMENT REPORTING

The Company conducts its business in two distinct segments determined by distribution channel. The retail segment is comprised of all full-year stores in addition to all temporary stores and kiosks. Retail product distribution is conducted directly through the store location. The direct marketing segment is comprised of two catalog titles (Hard-To-Find Tools, and Brookstone Catalog), the Company’s internet website, www.brookstone.com and sales to corporate customers. Direct marketing product distribution is conducted through the Company’s Direct Marketing Customer Sales and Contact Center, through its Distribution Center located in Mexico, Missouri and by the Company’s vendors. Both segments of the Company sell similar products, although not all Company products are fully available within both segments.

All costs directly attributable to the direct marketing segment are charged to this segment while all remaining operating costs are charged to the retail segment. The Company’s management does not review assets by segment, and it is impracticable for the Company to report revenues by product or to group similar products.

The following table discloses segment net sales, income before taxes and other party interests in consolidated entities and depreciation and amortization expense for period ended, Fiscal 2006, December 31, 2005, October 3, 2005 and Fiscal 2004 (in thousands), net of discontinued operations:

	Net Sales
	Successor	Successor	Predecessor
	Fiscal 2006	October 4, 2005 to December 31, 2005	January 30, 2005 to October 3, 2005	Fiscal 2004
Reportable segment:
Retail	$408,219	$178,293	$184,312	$402,964
Direct marketing	103,695	46,234	31,779	79,920

Consolidated:	$511,914	$224,527	$216,091	$482,884

	Income (loss) before taxes and other party interests in consolidated entities and discontinued operations
	Successor	Successor	Predecessor
	Fiscal 2006	October 4, 2005 to December 31, 2005	January 30, 2005 to October 3, 2005	Fiscal 2004
Reportable segment:
Retail	$12,999	$28,170	$(24,306)	$27,718
Direct marketing	17,568	9,326	2,164	12,905

Reconciling Items:
Interest income	1,356	362	953	635
Interest expense	(26,745)	(8,781)	(978)	(1,556)

Consolidated:	$5,178	$29,077	$(22,167)	$39,702

	Depreciation & Amortization
	Successor	Successor	Predecessor
	Fiscal 2006	October 4, 2005 to December 31, 2005	January 30, 2005 to October 3, 2005	Fiscal 2004
Reportable segment:
Retail	$13,107	$3,196	$8,658	$12,344
Direct marketing	1,358	113	195	492

Consolidated:	$14,465	$3,309	$8,853	$12,836

8. Debt

Senior Credit Facility

Concurrent with the closing of the Transaction, the Company and certain of its subsidiaries entered into a senior secured credit facility with Bank of America, N.A., Goldman Sachs Credit Partners L.P. and a syndicate of other financial institutions. The senior secured credit facility provides for loans in an aggregate amount of up to $100.0 million (subject to a borrowing base limitation) and includes a letter of credit subfacility, a swingline subfacility and a stretch loan subfacility providing for increased advance rates on the borrowing base assets. Our secured credit facility has a maturity of five years.

Interest Rates

Our borrowings under our senior secured credit facility bear interest at a rate equal to the sum of LIBOR (London Interbank Offer Rate) plus the applicable margin or, at our option, the alternate base rate (which will be the higher of (x) the Bank of America, N.A. prime rate and (y) the federal funds rate plus 0.50%) plus the applicable margin. The applicable margin is initially 1.50% per annum in the case of LIBOR rate advances (or in the case of the stretch loan subfacility, 5.0% per annum) and 0.25% per annum in the case of alternate base rate advances (or in the case of the stretch loan subfacility, 3.75% per annum). Commencing with the first day of Fiscal year 2006, the applicable margin (other than with respect to the stretch loan subfacility) will be adjusted from time to time in accordance with a pricing grid based on our average availability during the preceding fiscal quarter in excess of outstanding loans and extensions of credit under our senior secured credit facility. The applicable margin (other than with respect to the stretch loan subfacility) ranges from 1.25% to 1.75% per annum in the case of LIBOR rate advances and from 0.00% to 0.50% per annum in the case of alternate base rate advances. The default rate on our senior secured credit facility is 2% above the otherwise applicable interest rate.

Fees

We are required to pay the following fees under our senior secured credit facility:

•	a commitment fee of 0.25% per annum, payable quarterly in arrears, calculated on the unused portion of our senior secured credit facility;

•

a letter of credit fee equal to (i) in the case of standby letters of credit, the applicable margin for LIBOR rate advances (or in the case of standby letters of credit that utilize availability under the stretch loan subfacility, 5.0% per annum) multiplied by the average daily aggregate amount available to be drawn under all such letters of credit and (ii) in the case of commercial letters of credit, one-half of the applicable margin for LIBOR rate advances (or in the case of commercial letters of credit that utilize availability under the stretch loan subfacility, 2.50% per annum) multiplied by the average daily aggregate amount available to be drawn under all such letters of credit, in each case payable quarterly in arrears;

•	a fronting fee equal to 0.125% of the face amount of each letter of credit;

•	an annual fee to the administrative agent; and

•	certain expenses of the administrative agent and the lenders.

Prepayments

If at any time the aggregate outstanding borrowings under our senior secured credit facility (including obligations in respect of letters of credit) exceed availability, we are required to immediately make a prepayment in the amount of such excess. We may voluntarily prepay our senior secured credit facility at any time in whole or in part without premium or penalty, except that any prepayment of LIBOR rate advances other than at the end of the applicable interest periods shall be made with reimbursement for any funding losses and redeployment costs of the lenders resulting therefrom.

Covenants

Our senior secured credit facility contains customary affirmative and negative covenants, including, without limitation, restrictions on liens, restrictions on mergers and consolidations, restrictions on dissolutions and sales of assets, restrictions on the incurrence of debt, restrictions on dividends and stock redemptions, restrictions on investments and acquisitions and restrictions on transactions with affiliates. There are no financial covenants included in our senior secured credit facility, except a minimum fixed charge coverage ratio test will be triggered if the sum of availability and cash on hand under our senior secured credit facility falls below a specified threshold. At December 30, 2006 the Company was in compliance.

Events of Default

Events of default under our senior secured credit facility include, among others, nonpayment of principal, interest, fees or other amounts, a material inaccuracy of representations and warranties, covenant defaults, cross defaults, bankruptcy events, certain ERISA events, material judgments, actual or asserted invalidity of any loan documentation or security interests and a change of control.

Guarantees and Security

Brookstone, Inc. and all of its existing direct and indirect wholly-owned subsidiaries unconditionally guarantee, and all of its future direct and indirect wholly-owned domestic subsidiaries will unconditionally guarantee all obligations under our senior secured credit facility.

All obligations under our senior secured credit facility and the obligations of the guarantors under the guarantees are secured by a first priority perfected security interest in (1) all of our capital stock and the capital stock of each other direct and indirect domestic subsidiary of Brookstone, Inc. and 65% of the capital stock of each first-tier foreign subsidiary directly or indirectly owned by Brookstone, Inc. and (2) all of our other personal property and the personal property of the other borrowers and guarantors, whether tangible or intangible.

The Predecessor Company’s revolving line of credit allowed it to borrow up to $80 million subject to a borrowing base. Interest was based on one of three levels determined by a fixed charge coverage ratio at either the agent bank’s base lending rate plus the applicable percentage (0.250%, 0.000% or 0.000%), or the Eurodollar rate for the applicable period plus the applicable percentage (1.750%, 1.500%, or 1.250%). In addition, the Company was obligated to pay a fee of 0.500%, 0.375% or 0.300% on the unused portion of the commitment, 0.875%, 0.750%, or 0.625% on the documentary letters of credit, and 1.875%, 1.625% or 1.375% on the standby letters of credit.

In Fiscal 2006 and Fiscal 2005, the Company’s borrowings did not exceed $52.1 million and $25.1 million, respectively, and the predecessor Company did not borrow under its revolving credit facility in Fiscal 2005. At December 30, 2006 and December 31, 2005, certain letters of credit in an aggregate amount of approximately $8.5 million and $13.1 million were outstanding, respectively. Additionally, $0.9 million and $0.7 million in standby letters of credit were drawable primarily by store lessors at December 30, 2006 and December 31, 2005, respectively.

12.00% Second Lien Senior Secured Notes Due 2012

On October 4, 2005, upon completion of the Transaction, Brookstone Company, Inc. completed an unregistered offering of $185.0 aggregate principal amount of 12.00% Second Lien Senior Secured Notes Due 2012. The senior secured notes mature on October 15, 2012 and bear interest at 12.00% per annum payable in semi-annual installments on April 15 and October 15 of each year, commencing April 15, 2006.

The senior secured notes are guaranteed by Brookstone, Inc. and each of its subsidiaries that guarantee any credit facility of Brookstone Company, Inc. The senior secured notes are secured on a second-priority basis by liens on all of the assets of Brookstone Company, Inc. and the guarantors other than certain excluded assets; are effectively junior in right of payment, to the extent of the value of the assets securing such indebtedness, to our first priority debt including the senior secured credit facility; and are senior in right of payment to our existing and future subordinated indebtedness.

At any time prior to October 15, 2008, Brookstone Company, Inc. may redeem up to 35% of the senior secured notes at a redemption price of 112% of their face amount with the net cash proceeds of one or more equity offerings. At any time prior to October 15, 2009, we may also redeem all or a part of the senior secured notes at a redemption price equal to 100% plus a “make-whole” premium. On or after October 15, 2009, Brookstone Company, Inc. may redeem all or a part of the senior secured notes at a redemption price of 106.0%; on or after October 15, 2010, Brookstone Company, Inc. may redeem all or a part of the senior secured notes at a redemption price of 103.0%; and on or after October 15, 2011, Brookstone Company, Inc. may redeem all or a part of the senior secured notes at a redemption price of 100.0%. If a change of control occurs (as defined in the indenture under which the senior secured notes were issued), each holder of senior secured notes has the right to require us to repurchase all or any part of that holder’s senior secured notes at 101% of the face amount.

The senior secured notes contain various customary covenants, including without limitation, restrictions on our ability to (i) dispose of assets, (ii) incur additional indebtedness and guarantee obligations or issue preferred stock, (iii) repay other indebtedness, (iv) make certain payments or declare dividends, (v) create liens on assets or prohibit the creation of liens on assets, (vi) make investments, loans or advances, (vii) make certain acquisitions and (viii) engage in mergers or consolidations. At December 30, 2006, the Company was in compliance with the covenants.

Real Estate Loan

Effective September 1, 2004, the Predecessor Company entered into an $8.0 million, 10-year maturity, variable-rate loan based on one-month LIBOR plus 1.00% to finance its new headquarter’s facility. At December 30, 2006 the interest rate (one-month LIBOR plus 1.00%) was 6.33%. The real estate loan is collateralized by the land with buildings and improvements. The real estate loan requires monthly principal payments of $66,667.

Scheduled payments of principal on the real estate loan, due August 31, 2014, are as follows:

Fiscal Year
2007	$800,000
2008	800,000
2009	800,000
2010	800,000
2011	800,000
Thereafter	2,133,333

Total	$6,133,333

In order to minimize the risk of exposure related to variations in cash flows over the life of the financing, in August 2004, the Company entered into a $4.0 million, 10-year interest rate swap agreement under which the Company receives one-month LIBOR plus 1.00% and pays a 5.67% fixed rate. The swap modifies the Company’s interest rate exposure by effectively converting 50% of the real estate loan from a variable rate to a fixed rate in order to hedge against the possibility of rising interest rates during the term of the loan. The favorable fair value of the swap, as of December 30, 2006 and December 31, 2005 was $36,325 and $11,996, respectively, included in other assets.

The current portion of the real estate loan, which is included in other current liabilities on the Company’s consolidated balance sheet, equaled $800,000 at December 30, 2006 and December 31, 2005, respectively.

Capital Lease Obligation

The Company’s lease for its Mexico, Missouri distribution facility was amended on March 1, 2004. The amendment extends the term of the lease from October 2013 to March 2024 and requires monthly principal payments of $8,718 and interest at the prime rate as published from time to time in the Wall Street Journal. The prime rate was 8.25% at December 30, 2006.

The principal balance of this obligation amounted to $1.8 million at December 30, 2006 and $1.9 million at December 31, 2005 and approximates fair market value. The property capitalized under this capital lease was $1.7 million at December 30, 2006 and December 31, 2005, respectively. Accumulated amortization totaled $59,000 at December 30, 2006 and $9,000 at December 31, 2005.

The following is a schedule by years of future minimum lease payments under this capital lease together with the present value of the net minimum lease payments as of December 30, 2006:

Fiscal Year
2007	$251,000
2008	242,000
2009	233,000
2010	225,000
2011	216,000
Thereafter	1,928,000

Total minimum lease payments	3,095,000
Less: Amount representing interest	(1,298,000)

Present value of net minimum lease payments	$1,797,000

The current portion of the capital lease obligation, which is included in other current liabilities on the Company’s consolidated balance sheet, equaled $105,000 at December 30, 2006 and December 31, 2005, respectively.

9. SHAREHOLDERS’ EQUITY

In connection with the Transaction (See Note 3) all outstanding shares of the Predecessor Company’s common stock were redeemed for $20.00 per share. Commensurate with this, all “in the money” stock options received the excess over the strike price and the $20.00 per share price. Included with this were all shares of Predecessor Company’s common stock underlying “restricted stock” and all deferred shares without regard to any restrictions or conditions thereon.

Preferred Stock – The Predecessor Company’s Board of Directors was authorized to issue preferred stock and at the transaction date there were no preferred shares issued or outstanding.

Stock Splits – The Predecessor Company had effected two 3-for-2 stock splits effective to shareholders of record on September 2, 2003 and on April 19, 2004.

Stock Purchase Plan – The Predecessor Company maintained a stock purchase plan that substantially covered all associates under the 2000 Employee Stock Purchase Plan (“2000 plan”). The plan provided the opportunity for employees to purchase shares of the Company’s common stock at 85% of the market value at the beginning or end of a six-month period, through accumulation of payroll deductions of up to 10% of each participating employee’s regular base pay during such period. The Company issued 23,625 and 28,874 shares under the 2000 plan in Fiscal 2005 and Fiscal 2004 respectively. The 2000 plan was terminated upon the closing of the Transaction.

Employee Stock Plans

At the date of the Transaction, the Predecessor Company had stock option plans in effect that provided for the issuance of non-qualified and incentive stock options. All of these plans and all awards were canceled at the date of the Transaction. SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), as amended by SFAS No. 148, Accounting for Stock Based Compensation-Transition and Disclosure (“SFAS No. 148”), permitted the Company to follow the intrinsic measurement provisions of Accounting Principles Board Opinion No. 25 (“APB No. 25”), Accounting for Stock Issued to Employees. Stock options were historically granted at or above the market price on the date of the grant. The Predecessor Company also issued restricted and deferred stock awards under its stock option plans. All restricted and deferred stock awards were issued at no cost to the recipient of the award. Restricted stock had restrictions that lapsed over four years from the date of grant or as specified in the award. Deferred stock had restrictions regarding vesting timetables and may have had additional Company performance criteria requirements. The value of the restricted and deferred shares in excess of any payments required by the holders of the shares was charged to income ratably over the period during which these awards vested. The unearned compensation related to these awards is included as a component of shareholders’ equity. The Board of Directors awarded 156,274 shares of deferred stock and 1,000 shares of restricted stock in Fiscal 2004. No stock option awards were granted during Fiscal 2005. For the period ended October 3, 2005 and the year ended January 29, 2005, the expense related to restricted stock awards was $80,000 and $89,000, respectively, and the expense related to deferred stock awards was $899,000 and $488,000, respectively.

Transactions under the Predecessor Company’s stock option plans are as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at January 31, 2004	1,970,283	$6.27
Granted	80,250	$17.71
Exercised	(312,304)	$5.05
Canceled	(41,158)	$7.85

Outstanding at January 29, 2005	1,697,071	$7.00
Granted	—	$—
Exercised	(1,688,039)	$6.98
Canceled	(9,032)	$10.68

Outstanding at December 31, 2005	—	$—

Upon completion of the transaction certain members of the Company’s management were awarded class B common partnership interests in OBH LP (“Class B Interests”). 75% of the Class B Interests (except in respect of Mr. Mancini as to which this amount is 289,157 class B common partnership interests) vest ratably over a five year period following their grant date (“Time Interests”) and 25% (except in respect of Mr. Mancini as to which this amount is 263,398 class B common partnership interests) vest upon the satisfaction of certain financial return based performance criteria (“IRR Interests”). Management has determined that these awards should be accounted for under push down accounting and has estimated the fair value of each award on the date of grant using Black-Scholes option-pricing model.

Had compensation cost for the Company’s stock-based incentive compensation plans been determined based on the fair value at the grant dates of awards under those plans, consistent with the methodology prescribed by SFAS No. 123, as amended by SFAS No. 148, the Company’s net income for the periods December 31, 2005 and October 3, 2005 and Fiscal 2004 would have been reduced to the pro forma amounts indicated below:

($000)	Successor	Predecessor
	October 4, 2005 through December 31, 2005	January 30, 2005 through October 3, 2005	2004
Net income (loss) - as reported	$17,034	$(20,601)	$21,362
Deduct: Stock-based employee compensation expense determined under fair value based method, net of related tax effects	(209)	(701)	(845)
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	—	638	348

Net income (loss) - pro forma	$16,825	$(20,664)	$20,865

In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payments, which requires the measurement of all share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in the Company’s consolidated statement of operations. The accounting provisions of SFAS No. 123(R) are effective for fiscal years beginning after June 15, 2005. The Company adopted SFAS No. 123(R) effective January 1, 2006 under the “modified prospective” method of adoption whereby earnings for prior periods will not be restated as though stock-based compensation has been expensed.

The Company recognizes compensation expense, net of an estimated forfeiture rate, on a straight-line basis over the requisite service period of the award. The estimated forfeiture rate was based on historical experience. Per the provisions of SFAS No. 123(R), expense is recognized only for those awards expected to fully vest. If actual forfeitures differ from the estimates, a revision to the forfeiture rate will be necessary.

During the year ended December 30, 2006 the Company recognized an aggregate expense of $879 thousand related to the Class B Interests, which are classified in Selling, General and Administrative expenses. There was no related income tax effect. At December 30, 2006, the Company had approximately $3.1 million of Class B Interests to be expensed over the period through December 2011. As a result of adopting SFAS No. 123(R) on January 1, 2006, the Company’s income before taxes and net income for the year ended December 30, 2006, is $879 thousand lower, than if it had continued to account for share-based compensation under APB No. 25.

The fair value of each grant was estimated on the date of grant using Black-Scholes option-pricing model with the following weighted-average assumptions:

	Successor		Predecessor
	Fiscal 2006	Oct. 4, 2005 to Dec. 31, 2005	Jan. 30, 2005 to Oct. 3, 2005	Fiscal 2004
Expected stock price volatility	53.0%	53.0%	—	44.2%
Risk-free interest rate	4.9%	4.2%	—	3.7%
Expected life	5 years	5 years	—	5 years
Dividend yield	—	—	—	—
Weighted-average grant-date fair value	$1.07	$8.07	—	$7.75

In April 2006, Louis Mancini, our President and Chief Executive Officer, purchased 167,590 class A common partnership interests of OBH LP for an aggregate price equal to $225,000. The total amount has been reflected as an increase in capital. Mr. Mancini was also issued 167,590 common shares of OBH Inc. In addition, Mr. Mancini received an award of 552,555 class B common partnership interests of OBH LP, under the OBH LP Management Equity Incentive Program.

Under the terms of his employment agreement, Mr. Mancini has a “Put Right”, whereby he has the right to require OBH LP to purchase the class A interests purchased by him in April 2006 at a “Put Price” determined as provided therein during the thirty (30) day period following the fifth anniversary of his employment commencement date. As of December 30, 2006, the Company has recorded an other liability of $554,592 in conjunction with this Put Right.

10. PENSION AND 401(k) PLANS

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

The Company contributed more than the minimum required amount to the Brookstone Pension Plan for Fiscal 2006. As a result, there is no required contribution during Fiscal 2007, but it is the intent of the Company to contribute up to a maximum of $500,000 to maintain a funded status that is more than the minimum required level under ERISA.

The following tables set forth the pension plan’s funded status and amounts recognized in the Company’s consolidated financial statements as measured at each fiscal year end presented:

Change in Projected benefit obligation: (in thousands)

	December 30, 2006	December 31, 2005
Projected benefit obligation at beginning of fiscal year	$5,714	$5,765
Service cost	125	115
Interest cost	312	282
Actuarial gain	(135)	(78)
Expenses paid	(104)	(119)
Benefits paid	(264)	(251)

Projected benefit obligation at end of fiscal year	$5,648	$5,714

Accumulated benefit obligation	$5,648	$5,714

The change in plan assets was: (in thousands)

	December 30, 2006	December 31, 2005
Fair value at beginning of fiscal year	$3,827	$3,827
Actual return on plan assets	486	270
Employer contributions	634	100
Expenses paid	(104)	(119)
Benefits paid	(264)	(251)

Fair value at end of fiscal year	$4,579	$3,827

The plan’s year end funded status was: (in thousands)

	December 30, 2006	December 31, 2005
Funded status at end of year	$(1,069)	$(1,886)
Unrecognized net (gain)	(316)	(11)

Net amount recognized	$(1,385)	$(1,897)

Amounts recognized in the consolidated balance sheet: (in thousands)

	December 30, 2006	December 31, 2005
Accrued benefit liability	$(1,069)	$(1,886)
Accumulated other comprehensive income	—	—

Net amount recognized	$(1,069)	$(1,886)

Assumptions used in computing the plan’s year end funded status were as follows:
	December 30, 2006	December 31, 2005
Weighted average discount rate	5.8%	5.5%
Expected return on plan assets	8.0%	8.0%
Rate of increase in compensation levels	N/A	N/A

Assumptions used in computing the plan’s annual pension expense were as follows:

	Successor	Successor	Predecessor
	December 30, 2006	December 31, 2005	October 3, 2005	January 29, 2005
Weighted average discount rate	5.5%	5.5%	5.5%	6.0%
Expected return on plan assets	8.0%	8.0%	8.0%	8.0%
Rate of increase in compensation levels	N/A	N/A	N/A	N/A

The components of net periodic benefit cost were as follows: (in thousands)

	Successor	Successor	Predecessor
	December 30, 2006	December 31, 2005	October 3, 2005	January 29, 2005
Service cost	$125	$31	$83	$125
Interest cost	312	79	205	312
Expected return on plan assets	(314)	(77)	(201)	(295)
Recognized net actuarial loss	—	—	82	98

Net periodic benefit cost	$123	$33	$169	$240

The following is a summary of our target allocation for the plan assets along with the actual allocation of plan assets for the fiscal years presented:

	Target Allocation	Actual Allocation for Fiscal Year Ended
		December 30, 2006	December 31, 2005
Equity securities	60%	66%	62%
Fixed income	40%	33%	37%
All other – primarily cash	—	1%	1%

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

The Company estimates that the future benefits payable for its pension plan are as follows at December 30, 2006: (in thousands)

Fiscal Year	Pension Plan
2007	$239
2008	272
2009	277
2010	292
2011	309
Next five fiscal years to December, 2016	1,782

Total	$3,171

In September 2004, the Predecessor Company’s Compensation Committee approved a Defined Contribution Supplemental Executive Retirement Plan and named Michael F. Anthony, the Company’s former Chairman, President and Chief Executive Officer, and Director as a participant in such plan. A charge of approximately $429 thousand and $368 thousand was recorded to selling, general and administrative expenses during Fiscal 2005 and 2004, respectively as a result of this plan. This plan was terminated concurrent with the transaction on October 3, 2005.

The Company also sponsors a 401(k) plan for all associates who have completed at least 90 days of service and have attained the age of 21. The Company’s matching 401(k) contribution was $585 thousand, $998 thousand and $1,014 thousand for Fiscal 2006, Successor Company in Fiscal 2005 and for Predecessor Company in Fiscal 2004, respectively. There were no matching contributions for the Predecessor Company in Fiscal 2005.

11. POST-RETIREMENT BENEFITS OTHER THAN PENSIONS

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

The following tables set forth the post-retirement plan’s funded status and amounts recognized in the Company’s consolidated financial statements as measured at the dates indicated below for each fiscal period presented: (in thousands)

	Successor	Successor
	December 30, 2006	December 31, 2005
Accumulated post-retirement benefit obligation (“APBO”):
APBO at end of prior fiscal year	$1,038	$1,276
Service cost	14	15
Interest cost	53	53
Actuarial (gain)/loss	(82)	(194)
Benefits paid	(142)	(649)
Medicare benefits receivable	—	537

APBO at end of current fiscal year	$881	$1,038

The change in plan assets was: (in thousands)

	December 30, 2006	December 31, 2005
Fair value at beginning of fiscal year	$—	$—
Actual return on plan assets	—	—
Employer contributions	142	649
Medicare benefits receivable	—	(537)
Participant contributions	—	—
Expenses paid	—	—
Benefits paid	(142)	(649)
Medicare benefits receivable	—	537

Fair value at end of fiscal year	$0	$0

The amounts recognized in the statement of financial position consisted of: (in thousands)

	December 30, 2006	December 31, 2005
Funded status at end of fiscal year	$(881)	$(1,038)
Unrecognized prior service cost	—	—
Unrecognized net actuarial gain	(83)	(1)
Accrued benefit cost	$(964)	$(1,039)

The components of the net periodic post-retirement benefit cost were: (in thousands)

	Successor	Successor	Predecessor	Predecessor
	December 30, 2006	December 31, 2005	October 3, 2005	January 29, 2005
Service cost	$14	$4	$11	$14
Interest cost	53	15	38	66
Amortization of prior service cost	—	—	(40)	(60)
Recognized net actuarial gain	—	—	(13)	(14)

Net periodic benefit cost	$67	$19	$(4)	$6

The weighted average discount rate used in determining the accumulated post-retirement benefit obligation was 5.8% as of December 30, 2006 and 5.5% as of December 31, 2005. For measurement purposes, an 8.5% and 9.5% annual rate of increase in the per capita cost of covered health care benefits was assumed for Fiscal 2006 and Fiscal 2005, respectively; this rate was assumed to decrease gradually down to 5.5% for Fiscal 2009 and remain at that level thereafter. The weighted average discount rate used in determining the annual post-retirement benefit expense was 5.5% for Fiscal 2006 and Fiscal 2005, and 6.0% for Fiscal 2004.

The medical cost trend rate assumption has a significant effect on the amounts reported. However, the impact of medical inflation eventually diminishes because of the limit of the Company’s share of plan cost for accruals for associates who were not eligible to retire as of February 1, 1992. A one-percentage point change in assumed health care cost trend rate would have had the following effects on December 30, 2006:

	Increase	Decrease
Effect on total of service and interest cost components	$2,338	$(1,785)
Effect on accumulated post-retirement benefit obligation	$31,347	$(25,171)

Future Company contributions are estimated to be: (in thousands)

Fiscal Year	Post-Retirement Benefit Plans other than Pension
2007	$67
2008	69
2009	68
2010	68
2011	71
Next five fiscal years to December, 2016	367

Total	$710

12. COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company leases all of its retail store locations. These leases are non-cancelable and typically do not contain renewal options. New non-airport retail store leases usually have an initial term of 12 years and airport locations typically have an initial term of eight years. Certain leases provide for additional rents payable based on store sales. Certain leases contain rent escalation clauses for which the Company has recorded approximately $2.7 million in other long-term liabilities in order to recognize this rent expense on a straight-line basis over the respective terms of the leases.

The operating lease commitments represent the minimum obligation the Company has for its non-cancelable retail store leases. These leases, however, require additional payments for common area maintenance, real estate taxes and other costs. These costs in Fiscal 2006 were equal to approximately 50% of the minimum lease obligations. The Company also has $434,000 of operating lease commitments related to its use of technical equipment.

At December 30, 2006, the minimum future rentals on non-cancelable operating leases are as follows:

(in thousands)

Fiscal Year	Total	Retail Stores	Technical Equipment
2007	$36,477	$36,278	$199
2008	33,954	33,755	199
2009	30,162	30,126	36
2010	26,366	26,366	—
2011	23,295	23,295	—
Thereafter	91,817	91,817	—

	$242,071	$241,637	$434

Rent expense was approximately $41.6 million, $11.0 million, $24.0 million and $36.7 million for the year ended December 30, 2006, for the period from October 4, 2005 through December 31, 2005 (successor), for the period from January 30, 2005 through October 3, 2005 (predecessor) and for the year ended January 29, 2005, respectively. Rent expense for the year ended January 29, 2005 includes the cumulative effect of a $2.3 million charge related to the Company’s correction of an error in accounting policy for lease expense (see Note 2 under “Lease Accounting” to the accompanying Consolidated Financial Statements for additional details). In addition, contingent rent expense totaled approximately $4.1 million, $1.3 million, $2.2 million, and $3.5 million for the year ended December 30, 2006, for the period from October 4, 2005 through December 31, 2005 (successor), for the period from January 30, 2005 through October 3, 2005 (predecessor) and for the year ended January 29, 2005, respectively. These rent expenses, along with other costs of occupancy, are included in cost of sales in the consolidated statements of income.

The Company’s non-airport retail store leases generally have an initial term of 12 years. A number of these leases contain clauses that allow the Company to exit the lease prior to the original termination date if certain performance criteria are not met. A limited number of these leases would require the Company to pay to the landlord the unamortized portion of deferred credits should the lease be terminated under these provisions. At December 30, 2006 the unamortized portion of deferred credits under leases with these provisions amounted to approximately $1.6 million.

The Company had non-cancelable purchase commitments of $11.4 million primarily related to orders for general merchandise inventory. Since most of the Company’s purchase orders can be canceled without penalty with 30 days’ notice, the total includes only purchase orders scheduled to be shipped within thirty days following the end of Fiscal 2006.

Litigation

On September 15, 2004, a putative class action was commenced against us in the California Superior Court in Los Angeles County. The complaint, as amended, alleges, among other things, that we engaged in unfair business practices under California’s Unfair Competition Laws in connection with the manufacture and sale of certain air purifiers. The lawsuit seeks unspecified damages and other relief. In December 2006 the parties agreed to settle the plaintiffs’ claims and on January 31, 2007, the court granted preliminary approval of the settlement. The amount we would be required to pay under the settlement, which remains subject to final approval by the court, has been recorded as an adjustment to the Successor Company’s opening balance sheet in the amount of $650,000. There would be no finding or admission of fault by us under the settlement. A Final Fairness Hearing is scheduled before the court for May 15, 2007.

On June 23, 2005, we were served with a lawsuit in the United States District Court for the Southern District of Alabama (Southern Division) as a class action on behalf of all consumers who purchased a certain air purifier from us alleging, among other things, that such products were not suitable for the purposes for which they were intended. The lawsuit seeks unspecified damages. On October 18, 2006, the parties agreed to settle the plaintiff’s claims, and on December 12, 2006 the court granted preliminary approval of the settlement. The amount we would be required to pay under the settlement, which remains subject to final approval by the court, has been recorded as an adjustment to the Successor Company’s opening balance sheet in the amount of $1.2 million. There would be no finding or admission of fault by us under the settlement. A Final Fairness Hearing is scheduled before the court on April 5, 2007.

We are also involved in various legal proceedings incidental to the conduct of our business. We do not believe that any of these legal proceedings will have a material adverse effect on our financial condition, results of operations, or cash flows.

13. RELATED PARTY TRANSACTIONS

In connection with the Transaction, we entered into a fee agreement with OSIM, JWC and Temasek Capital, our Sponsors. Pursuant to this agreement, we paid each of OSIM, JWC and Temasek Capital transaction fees of $4.05 million, $4.5 million and $2.25 million, respectively upon the closing of the transactions. We also paid all expenses of OSIM, JWC and Temasek Capital incurred on behalf of them acting collectively, including the fees and expenses of counsel and other advisors and consultants, in connection with the transactions. These arrangements with the Sponsors also contain customary indemnification provisions by us of the Sponsors.

Additionally, during Fiscal 2006, we periodically purchased OSIM’s products for a total cost of approximately $17.2 million in transactions for sale in our stores. There were no outstanding amounts payable to OSIM at December 30, 2006. We intend to continue to discuss other product opportunities with OSIM.

In June 2006, the Company entered into a separation agreement and general release with Mr. Michael F. Anthony, the Company’s former President and Chief Executive Officer. Under the terms of the agreement, OBH LP exercised its right to repurchase Mr. Anthony’s limited partnership interests in OBH LP for approximately $4.6 million, payable in three equal installments in June 2006, on January 2, 2007 and July 2, 2007, respectively. The Company paid the first $1.5 million installment in June 2006. The total amount has been reflected as a reduction of capital. The remaining $3.1 million has been included in “other current liabilities” in the accompanying balance sheet as of December 30, 2006.

In November 2006, the Company entered into an amended and restated separation agreement with Mr. Alexander M. Winiecki, the Company’s former Executive Vice President, Store Operations. Under the terms of the agreement, the Company agreed to pay Mr. Winiecki his base salary for a period of ten months commencing on July 12, 2006 and to continue his Company-sponsored medical and dental benefits until October 2008. In addition, OBH LP exercised its right to repurchase Mr. Winiecki’s limited partnership interests in OBH LP for $0.6 million, payable in two equal installments on January 2, 2007 and July 2, 2007, respectively. The $0.6 million has been included in “other current liabilities” in the accompanying balance sheet as of December 30, 2006 and has been reflected as a reduction of capital.

In April 2006, Louis Mancini, our President and Chief Executive Officer, purchased 167,590 class A common partnership interests of OBH LP for an aggregate price equal to $225,000. The total amount has been reflected as an increase in capital. Mr. Mancini was also issued 167,590 common shares of OBH Inc. In addition, Mr. Mancini received an award of 552,555 class B common partnership interests of OBH LP, under the OBH LP Management Equity Incentive Program.

Under the terms of his employment agreement, Mr. Mancini has a “Put Right”, whereby he has the right to require OBH LP to purchase the class A interests purchased by him in April 2006 at a “Put Price” determined as provided therein during the thirty (30) day period following the fifth anniversary of his employment commencement date. As of December 30, 2006, the Company has recorded an other liability of $554,592 in conjunction with this Put Right.

14. QUARTERLY FINANCIAL DATA (unaudited)

Following is Fiscal 2006 quarterly information (in thousands):

	Fiscal 2006
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$76,709	$91,322	$87,773	$256,110
Gross profit	15,768	24,912	21,257	115,998
Income (loss) from operations	(14,590)	(6,208)	(9,455)	60,820

Net income (loss)	$(11,264)	$(10,962)	$(10,288)	$34,146

Following is Fiscal 2005 quarterly information (in thousands). The Successor fourth quarter is only for the nine-weeks ended December 31, 2005:

	Fiscal 2005
	Predecessor	Predecessor	Predecessor	Successor	Successor
	First Quarter	Second Quarter	July 31, 2005 to October 3, 2005	October 4, 2005 to October 29, 2005	Fourth Quarter
Net sales	$76,787	$87,521	$51,783	$24,937	$199,590
Gross profit	19,161	24,494	12,564	4,744	83,690
Income (loss) from operations	(9,851)	(3,974)	(8,317)	(6,032)	43,528

Net income (loss)	$(6,779)	$(5,749)	$(8,073)	$(6,505)	$23,539

15. CONSOLIDATING FINANCIAL INFORMATION

The following condensed consolidating financial information presents (1) Brookstone, Inc., the parent and a guarantor of the 12% Second Lien Senior Secured notes due 2012 (the “notes”), (2) Brookstone Company, Inc., the issuer of the notes, (3) Brookstone, Inc.’s guarantor subsidiaries of the notes (all of which are wholly-owned subsidiaries). Separate financial statements of the parent and guarantor subsidiaries are not presented because they are jointly, severally, fully and unconditionally liable under the guarantees. The investments in subsidiaries are accounted for under the equity basis of accounting.

Included in other expenses are revenues and expenses from management and royalty agreements among Brookstone, Inc. and its subsidiaries.

Financial information for the predecessor periods, prior to the issuance of the notes, present Brookstone, Inc., Brookstone Company, Inc. and its subsidiaries as if the guarantor agreements existed during such periods.

Brookstone, Inc.

Consolidated Condensed Balance Sheets

December 30, 2006

(in thousands)

	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$71,303	$429	$6	$—	$71,738
Receivables, net	—	3,811	6,028	2,639	(6)	12,472
Merchandise inventories	—	10,619	84,920	193	(479)	95,253
Deferred income taxes, net	—	(103)	3,944	—	—	3,841
Prepaid expenses	—	1,774	5,704	—	—	7,478

Total current assets	—	87,404	101,025	2,838	(485)	190,782

Property, plant and equipment, net	—	18,284	53,168	1,186	—	72,638
Intangible assets, net	—	131,354	—	—	—	131,354
Goodwill	—	190,329	—	—	—	190,329
Other assets	263,895	139,822	(42,903)	—	(344,734)	16,080

Total assets	$263,895	$567,193	$111,290	$4,024	$(345,219)	$601,183

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$—	$23,410	$—	$—	$—	$23,410
Other current liabilities	—	34,567	22,060	6	(6)	56,627

Total current liabilities	—	57,977	22,060	6	(6)	80,037

Other long term liabilities	—	8,713	20,357	—	(8,503)	20,567
Long term debt	—	188,560	1,693	—	—	190,253
Long term tax liability	—	48,048	(2,731)	—	—	45,317

Other party interests in consolidated entities	—	—	—	—	1,114	1,114

Total shareholders’ equity	263,895	263,895	69,911	4,018	(337,824)	263,895

Total liability and shareholder equity	$263,895	$567,193	$111,290	$4,024	$(345,219)	$601,183

Brookstone, Inc.

Consolidated Statements of Operations

For the year ended December 30, 2006

(in thousands)

	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$65,568	$424,856	$15,029	$6,461	$511,914
Cost of sales	—	49,710	269,812	7,996	6,461	333,979

Gross profit	—	15,858	155,044	7,033	—	177,935
Selling, general and administrative expenses	—	26,724	116,642	4,002	—	147,368
Other expenses (income)	—	(36,502)	36,502	—	—	—

Income (loss) from continuing operations	—	25,636	1,900	3,031	—	30,567
Interest expense, net	—	24,859	519	11	—	25,389

Income (loss) before taxes, other party interests in consolidated entities and discontinued operations	—	777	1,381	3,020	—	5,178
Other party interests in consolidated entities	—	—	—	—	1,133	1,133

Income (loss) before taxes and discontinued operations	—	777	1,381	3,020	(1,133)	4,045
Income tax provision (benefit)	—	833	1,101	—	—	1,934

Income (loss) from continuing operations before equity income	—	(56)	280	3,020	(1,133)	2,111
Equity income in subsidiaries, net of tax	1,632	1,688	1,887	—	(5,207)	—

Income (loss) from continuing operations	1,632	1,632	2,167	3,020	(6,340)	2,111
Income (loss) on discontinued operations, net of tax benefit	—	—	(479)	—	—	(479)

Net income (loss)	$1,632	$1,632	$1,688	$3,020	$(6,340)	$1,632

Brookstone, Inc.

Consolidated Statements of Cash Flows

For the year ended December 30, 2006

(in thousands)

	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$1,632	$1,632	$1,688	$3,020	$(6,340)	$1,632

Depreciation and amortization	—	3,590	10,417	458	—	14,465
Amortization of revaluation of leases	—	(203)	—	—	—	(203)
Amortization of debt discount	—	309	—	—	—	309
Amortization of debt issuance costs	—	2,182	—	—	—	2,182
Loss on disposal of property, plant and equipment	—	26	709	—	—	735
Stock based compensation expense	—	879	—	—	—	879
Other party interests in consolidated entities	—	—	—	—	1,133	1,133
Deferred income taxes, net	—	1,739	(105)	—	—	1,634
Equity income in subsidiary	(1,632)	(1,688)	(1,887)	—	5,207	—
Decrease (increase) in other assets	—	(8,681)	101,451	(1,487)	(89,886)	1,397
(Decrease) increase in other long term liabilities	—	2,445	(89,481)	—	89,632	2,596
Change in working capital:
Accounts receivable, net	—	(633)	(14)	(737)	(478)	(1,862)
Merchandise inventories	—	(6,802)	(13,187)	(41)	493	(19,537)
Prepaid expense	—	2,461	(822)	—	—	1,639
Accounts payable	—	1,398	—	—	—	1,398
Other current liabilities	—	1,651	173	(238)	239	1,825

Net cash provided by (used for) operating activities	—	305	8,942	975	—	10,222

Cash flows from investing activities:
Expenditures for property, plant and equipment	—	(1,772)	(8,802)	(19)	—	(10,593)

Net cash used for investing activities:	—	(1,772)	(8,802)	(19)	—	(10,593)

Cash flows from financing activities:
Payment of debt issuance costs	—	(1,060)	—	—	—	(1,060)
Payments on bridge loan	—	—	—	—	—	—
Proceeds from loan	—	—	—	—	—	—
Payments on long term debt	—	(800)	(105)	—	—	(905)
Capital contributions	—	225	—	—	—	225
Repurchase of equity interest	—	(1,521)	—	—	—	(1,521)
Cash distributions to joint venture partners	—	—	—	(956)	—	(956)
Cash contributions from joint venture partners	—	—	—	—	—	—

Net cash provided by (used for) financing activities	—	(3,156)	(105)	(956)	—	(4,217)

Net increase in cash and cash equivalents	—	(4,623)	35	—	—	(4,588)
Cash and cash equivalents at beginning of period	—	75,926	394	6	—	76,326

Cash and cash equivalents at end of period	$—	$71,303	$429	$6	$—	$71,738

Brookstone, Inc.

Consolidated Condensed Balance Sheets

December 31, 2005

(in thousands)

	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$75,926	$394	$6	$—	$76,326
Receivables, net	—	3,242	6,014	1,895	(245)	10,906
Merchandise inventories	—	3,817	71,733	152	14	75,716
Deferred income taxes, net	—	1,119	3,828	—	—	4,947
Prepaid expenses	—	4,235	4,882	—	—	9,117

Total current assets	—	88,339	86,851	2,053	(231)	177,012

Deferred income taxes	—	—	—	—	—	—
Property, plant and equipment, net	—	19,211	55,494	1,623	—	76,328
Intangible assets, net	—	132,271	—	—	—	132,271
Goodwill	—	192,453	—	—	—	192,453
Other assets	266,322	131,332	55,824	—	(434,115)	19,363

Total assets	$266,322	$563,606	$198,169	$3,676	$(434,346)	$597,427

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$—	$22,012	$—	$—	$—	$22,012
Other current liabilities	—	32,828	21,887	244	(245)	54,714

Total current liabilities	—	54,840	21,887	244	(245)	76,726

Other long term liabilities	—	7,259	109,838	—	(98,135)	18,962
Long term debt	—	189,051	1,798	—	—	190,849
Long term tax liability	—	46,134	(2,742)	—	—	43,392

Commitments and contingencies	—	—	—	—	—	—
Other party interests in consolidated entities	—	—	—	—	1,176	1,176

Total shareholders’ equity	266,322	266,322	67,388	3,432	(337,142)	266,322

Total liability and shareholder equity	$266,322	$563,606	$198,169	$3,676	$(434,346)	$597,427

Brookstone, Inc.

Consolidated Statements of Operations

For the period October 4, 2005 through December 31, 2005

(in thousands)

	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$28,734	$198,844	$2,949	$(6,000)	$224,527
Cost of sales	—	25,547	114,996	1,550	(6,000)	136,093

Gross profit	—	3,187	83,848	1,399	—	88,434
Selling, general and administrative expenses	—	9,454	40,546	938	—	50,938
Other expenses (income)	—	(6,851)	6,851	—	—	—

Income (loss) from continuing operations	—	584	36,451	461	—	37,496
Interest expense, net	—	8,343	73	3	—	8,419

Income (loss) before taxes, other party interests in consolidated entities and discontinued operations	—	(7,759)	36,378	458	—	29,077
Other party interests in consolidated entities	—	—	—	—	174	174

Income (loss) before taxes and discontinued operations	—	(7,759)	36,378	458	(174)	28,903
Income tax provision (benefit)	—	(2,379)	13,823	—	—	11,444

Income (loss) from continuing operations before equity income	—	(5,380)	22,555	458	(174)	17,459
Equity income in subsidiaries, net of tax	17,034	22,414	284	—	(39,732)	—

Income (loss) from continuing operations	17,034	17,034	22,839	458	(39,906)	17,459
Income (loss) on discontinued operations, net of tax benefit	—	—	(425)	—	—	(425)

Net income (loss)	$17,034	$17,034	$22,414	$458	$(39,906)	$17,034

Brookstone, Inc.

Consolidated Statements of Operations

For the period January 30, 2005 through October 3, 2005

(in thousands)

	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$30,897	$177,366	$7,349	$479	$216,091
Cost of sales	—	34,861	120,813	3,719	479	159,872

Gross profit	—	(3,964)	56,553	3,630	—	56,219
Selling, general and administrative expenses	—	8,501	67,989	1,871	—	78,361
Other expenses (income)	—	(13,182)	13,182	—	—	—

Income (loss) from continuing operations	—	717	(24,618)	1,759	—	(22,142)
Interest expense, net	—	(357)	375	7	—	25

Income (loss) before taxes, other party interests in consolidated entities and discontinued operations	—	1,074	(24,993)	1,752	—	(22,167)
Other party interests in consolidated entities	—	—	—	—	687	687

Income (loss) before taxes and discontinued operations	—	1,074	(24,993)	1,752	(687)	(22,854)
Income tax provision (benefit)	—	606	(8,493)	—	—	(7,887)

Income (loss) from continuing operations before equity income	—	468	(16,500)	1,752	(687)	(14,967)
Equity income in subsidiaries, net of tax	(20,601)	(21,069)	1,065	—	40,605	—

Income (loss) from continuing operations	(20,601)	(20,601)	(15,435)	1,752	39,918	(14,967)
Income (loss) on discontinued operations, net of tax benefit	—	—	(5,634)	—	—	(5,634)

Net income (loss)	$(20,601)	$(20,601)	$(21,069)	$1,752	$39,918	$(20,601)

Brookstone, Inc.

Consolidated Statements of Cash Flows

For the period October 4, 2005 through December 31, 2005

(in thousands)

	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$17,034	$17,034	$22,414	$458	$(39,906)	$17,034

Depreciation and amortization	—	866	2,399	95	—	3,360
Amortization of revaluation of leases	—	(51)	—	—	—	(51)
Amortization of debt discount	—	77	—	—	—	77
Amortization of debt issuance costs	—	517	—	—	—	517
Amortization of inventory fair value adjustment	—	7,195	—	—	—	7,195
Other party interests in consolidated entities	—	—	—	—	174	174
Deferred income taxes	—	1,208	10,732	—	—	11,940
Equity income in subsidiary	(17,034)	(22,414)	(284)	—	39,732	—
Decrease (increase) in other assets	—	51,456	(54,916)	—	8,893	5,433
(Decrease) increase in other long term liabilities	—	(3,356)	15,039	—	(9,122)	2,561
Change in working capital:	—
Accounts receivable, net	—	(716)	(2,746)	(306)	488	(3,280)
Merchandise inventories	—	16,330	489	(14)	(14)	16,791
Prepaid expense	—	(2,563)	26	—	—	(2,537)
Accounts payable	—	(278)	—	—	—	(278)
Other current liabilities	—	12,161	12,494	245	(245)	24,655

Net cash provided by (used for) operating activities	—	77,466	5,647	478	—	83,591
Cash flows from investing activities:
Expenditures for property, plant and equipment	—	(337)	(4,861)	(693)	—	(5,891)
Acquisition cost, net $11,396 proceeds of unexercised options	—	(433,268)	—	—	—	(433,268)
Transaction cost	—	(15,496)	—	—	—	(15,496)

Net cash used for investing activities:	—	(449,101)	(4,861)	(693)	—	(454,655)
Cash flows from financing activities:
Payment of debt issuance costs	—	(13,122)	—	—	—	(13,122)
Payments on bridge loan	—	(1,850)	—	—	—	(1,850)
Issuance of long-term debt, net	—	182,841	—	—	—	182,841
Payments on long term debt	—	(134)	(26)	—	—	(160)
Capital contribution	—	249,145	—	—	—	249,145
Cash distributions to joint venture partners	—	—	280	(478)	—	(198)
Cash contributions from joint venture partners	—	—	(692)	692	—	—

Net cash provided by (used for) financing activities	—	416,880	(438)	214	—	416,656

Net increase in cash and cash equivalents	—	45,245	348	(1)	—	45,592
Cash and cash equivalents at beginning of period	—	30,681	46	7	—	30,734

Cash and cash equivalents at end of period	$—	$75,926	$394	$6	$—	$76,326

Brookstone, Inc.

Consolidated Statements of Cash Flows

For the period January 30, 2005 through October 3, 2005

(in thousands)

	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$(20,601)	$(20,601)	$(21,069)	$1,752	$39,918	$(20,601)

Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	—	1,897	7,158	214	—	9,269

Amortization of debt issuance costs	—	185	—	—	—	185
Stock based compensation expense	—	979	—	—	—	979
Impairment charge	—	—	5,280	—	—	5,280
Other party interests in consolidated entities	—	—	—	—	687	687
Deferred income taxes	—	(36)	(11,441)	—	—	(11,477)
Related tax benefits on exercise of stock options	—	182	—	—	—	182
Equity income in subsidiary	20,601	21,069	(1,065)	—	(40,605)	—
Decrease (increase) in other assets	—	(40,072)	15,332	—	20,188	(4,552)
(Decrease) increase in other long term liabilities	—	570	18,707	—	(18,937)	340
Change in working capital:
Accounts receivable, net	—	713	1,565	199	(7)	2,470
Merchandise inventories	—	(8,252)	(7,423)	3	(1,250)	(16,922)
Prepaid expense	—	(214)	(508)	—	—	(722)
Accounts payable	—	4,888	—	—	—	4,888
Other current liabilities	—	(15,228)	(1,213)	(6)	6	(16,441)

Net cash provided by (used for) operating activities	—	(53,920)	5,323	2,162	—	(46,435)
Cash flows from investing activities:
Expenditures for property, plant and equipment	—	(1,641)	(6,852)	25	—	(8,468)

Net cash used for investing activities:	—	(1,641)	(6,852)	25	—	(8,468)
Cash flows from financing activities:
Payments on long term debt	—	(600)	(69)	—	—	(669)
Cash distributions to joint venture partners	—	—	1,337	(2,161)	—	(824)
Cash contributions from joint venture partners	—	—	23	(23)	—	—
Proceeds from exercise of stock options	—	925	—	—	—	925

Net cash provided by (used for) financing activities	—	325	1,291	(2,184)	—	(568)

Net increase in cash and cash equivalents	—	(55,236)	(238)	3	—	(55,471)
Cash and cash equivalents at beginning of period	—	85,917	284	4	—	86,205

Cash and cash equivalents at end of period	$—	$30,681	$46	$7	$—	$30,734

Brookstone, Inc.

Consolidated Statements of Operations

For the Year Ended January 29, 2005

(in thousands)

	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$67,546	$413,483	$9,444	$(7,589)	$482,884
Cost of sales	—	50,889	258,387	4,793	(7,589)	306,480

Gross profit	—	16,657	155,096	4,651	—	176,404
Selling, general and administrative expenses	—	32,676	100,543	2,562	—	135,781
Other expenses (income)	—	(24,809)	24,809	—	—	—

Income (loss) from continuing operations	—	8,790	29,744	2,089	—	40,623
Interest expense, net	—	428	483	10	—	921

Income (loss) before taxes, other party interests in consolidated entities and discontinued operations	—	8,362	29,261	2,079	—	39,702
Other party interests in consolidated entities	—	—	—	—	751	751

Income (loss) before taxes and discontinued operations	—	8,362	29,261	2,079	(751)	38,951
Income tax provision	—	3,963	11,522	—	—	15,485

Income (loss) from continuing operations before equity income	—	4,399	17,739	2,079	(751)	23,466
Equity income in subsidiaries, net of tax	21,362	16,963	1,328	—	(39,653)	—

Income (loss) from continuing operations	21,362	21,362	19,067	2,079	(40,404)	23,466
Income (loss) on discontinued operations, net of tax benefit	—	—	(2,104)	—	—	(2,104)

Net income (loss)	$21,362	$21,362	$16,963	$2,079	$(40,404)	$21,362

Brookstone, Inc.

Consolidated Statements of Cash Flows

For the Year Ended January 29, 2005

(in thousands)

	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$21,362	$21,362	$16,963	$2,079	$(40,404)	$21,362

Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	—	2,577	10,817	285	—	13,679
Amortization of debt issuance costs	—	185	—	—	—	185
Loss on cash flow hedge	—	73	—	—	—	73
Other party interests in consolidated entities	—	—	—	—	751	751
Deferred income taxes	—	1,174	(620)	—	—	554
Related tax benefits on exercise of stock options	—	1,602	—	—	—	1,602
Stock based compensation expense	—	577	—	—	—	577
Equity income in subsidiary	(21,362)	(16,963)	(1,328)	—	39,653	—
Decrease (increase) in other assets	—	(1,446)	(2,944)	—	4,320	(70)
(Decrease) increase in other long term liabilities	—	2,200	9,262	—	(5,259)	6,203
Change in working capital:
Accounts receivable, net	—	1,985	(3,181)	(354)	(1,144)	(2,694)
Merchandise inventories	—	1,692	(11,644)	(7)	1,250	(8,709)
Prepaid expense	—	121	49	2	—	172
Accounts payable	—	1,643	—	—	—	1,643
Other current liabilities	—	1,405	2,942	(135)	833	5,045

Net cash provided by (used for) operating activities	—	18,187	20,316	1,870	—	40,373
Cash flows from investing activities:
Expenditures for property, plant and equipment	—	(11,045)	(21,459)	(563)	—	(33,067)

Net cash used for investing activities:	—	(11,045)	(21,459)	(563)	—	(33,067)
Cash flows from financing activities:
Proceeds from loan	—	8,000	—	—	—	8,000
Payments for debt issuance costs	—	(395)	(48)	—	—	(443)
Cash distributions to joint venture partners	—	—	1,088	(1,870)	—	(782)
Capital contributions from joint venture partners	—	—	(90)	565	—	475
Proceeds from exercise of stock options	—	1,911	—	—	—	1,911

Net cash provided by (used for) financing activities	—	9,516	950	(1,305)	—	9,161

Net increase in cash and cash equivalents	—	16,658	(193)	2	—	16,467
Cash and cash equivalents at beginning of period	—	69,259	477	2	—	69,738

Cash and cash equivalents at end of period	$—	$85,917	$284	$4	$—	$86,205

16. SUBSEQUENT EVENT (Unaudited)

In March 2007, the Company amended its senior secured credit facility, to, among other things, (x) increase the aggregate revolving credit commitments from $100 million to $125 million and (y) reduce the applicable margin by (A) 25 basis points in the case of LIBOR advances, (B) between 25 and 50 basis points in the case of alternate base rate advances and (C) 100 basis points in the case of advances outstanding under our stretch subfacility.

Schedule II Valuation and Qualifying Accounts and Reserves (in thousands):

Successor Period Ended December 30, 2006

Description	Beginning Balance	Additions	Deductions	Ending Balance
Allowance for doubtful accounts	$271	$3	$(39)	$235

Sales returns reserve	$9,950	$54,045	$(54,239)	$9,756

Deferred tax valuation allowance	$678	$359	$(70)	$967

Successor Period Ended December 31, 2005

Description	Beginning Balance	Additions	Deductions	Ending Balance
Allowance for doubtful accounts	$274	$—	$(3)	$271

Sales returns reserve	$3,569	$23,246	$(16,865)	$9,950

Deferred tax valuation allowance	$497	$181	$—	$678

Predecessor Period Ended October 3, 2005

Description	Beginning Balance	Additions	Deductions	Ending Balance
Allowance for doubtful accounts	$237	$85	$(48)	$274

Inventory reserve	$2,354	$230	$(50)	$2,534

Sales returns reserve	$3,532	$28,756	$(28,719)	$3,569

Deferred tax valuation allowance	$234	$263	$—	$497

Predecessor Year Ended January 29, 2005

Description	Beginning Balance	Additions	Deductions	Ending Balance
Allowance for doubtful accounts	$496	$381	$(640)	$237

Inventory reserve	$2,198	$223	$(67)	$2,354

Sales returns reserve	$2,916	$52,782	$(52,166)	$3,532

Deferred tax valuation allowance	$372	$37	$(175)	$234

All other schedules of which provision is made in the applicable regulation of the Securities and Exchange Commission have been omitted because the information is disclosed in the Consolidated Financial Statements or because such schedules are not required or are not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 29, 2007.

Brookstone, Inc.

By:	/s/ Philip W. Roizin
Philip W. Roizin
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities, each on March 29, 2007.

Signature	Title

/s/ Ron Sim Chye Hock	Chairman
Ron Sim Chye Hock

/s/ Louis Mancini	President and Chief Executive Officer
Louis Mancini	Director (Principal Executive Officer)

/s/ Philip W. Roizin	Executive Vice President, Finance & Administration
Philip W. Roizin	(Principal Financial and Accounting Officer)

/s/ Peter Lee Hwai Kiat	Director
Peter Lee Hwai Kiat

/s/ Nigel Roger Thomas Jones	Director
Nigel Roger Thomas Jones

/s/ Khor Peng Soon	Director
Khor Peng Soon

/s/ Adam L. Suttin	Director
Adam L. Suttin

/s/ William E. Watts	Director
William E. Watts

/s/ Margaret Lui	Director
Margaret Lui